Form 10-K
period 2018-12-31
Kodiak Sciences Inc.
filed 2019-03-27
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 001-38682

KODIAK SCIENCES INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0476525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2631 Hanover Street Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 281-0850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.0001 per share	Name of each exchange on which registered The Nasdaq Stock Market LLC (The Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 31, 2018 as reported by the Nasdaq Global Market on such date, was approximately $166.0 million. The registrant has elected to use December 31, 2018, which was the last business day of the registrant’s most recently completed fiscal year, as the calculation date because on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately-held company. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 6, 2019, the registrant had 36,909,857 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

Table of Contents

Kodiak Sciences Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2018

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth under the section titled “Risk Factors” and elsewhere in this report. Forward-looking statements include, but are not limited to, statements about:

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

ii

All forward-looking statements are based on information available to us on the date of this Annual Report on Form 10-K and we will not update any of the forward-looking statements after the date of this Annual Report on Form 10-K, except as required by law. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, and you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Factors that might cause such a difference include, but are not limited to, those discussed in the following discussion and within Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “Kodiak” the “Company,” “we,” “us,” and “our” refer to Kodiak Sciences Inc.

iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company specializing in novel therapeutics to treat chronic, high-prevalence retinal diseases. Our most advanced product candidate is KSI-301, a biologic therapy built with our antibody biopolymer conjugate platform, or ABC Platform, which is designed to maintain potent and effective drug levels in ocular tissues. We believe that KSI-301, if approved, has the potential to become an important anti-VEGF therapy in retinal vascular diseases including wet age-related macular degeneration, or wet AMD, and diabetic retinopathy, or DR. KSI-301 and our ABC Platform were developed at Kodiak, and we own worldwide rights to those assets, including composition of matter patent protection for KSI-301. We have applied our ABC Platform to develop additional product candidates beyond KSI-301, including KSI-501, our bispecific anti-IL-6/VEGF bioconjugate. We intend to progress these and other product candidates to address high-prevalence ophthalmic diseases. We believe that the science underlying KSI-301's design and Kodiak's ABC Platform, in particular with regards to ocular durability, ocular target tissue penetration, high molar dose and stability constitute differentiating attributes that we believe will be important for a truly next-generation retinal disease therapy.

We initiated our first-in-human, single ascending dose Phase 1a clinical study of KSI-301 in the United States in nine patients with severe diabetic macular edema, or DME, in July 2018. In this study, patients were administered a single dose of KSI-301 and followed for 12 weeks, with the primary safety endpoint measured at 2 weeks. We successfully dosed all patients at the pre-planned dose levels and the final 12-week last visit took place in November 2018. The twelve-week data demonstrated safety and durability of responses following the single dose of KSI-301. Notably:

•	Rapid high-magnitude and durable treatment responses were seen at all dose levels tested in a heavily pre-treated Phase 1 patient population.
•

Twelve weeks after a single dose, median vision improvement from baseline of almost two lines of vision (9 eye chart letters) and median improvement in retinal edema of 121 microns were achieved (pooled across all three dose levels tested).

•	No dose-limiting toxicities, drug-related adverse events, or intraocular inflammation were observed through each patient’s last visit at 12 weeks.

After a single dose, eight of nine patients responded to KSI-301, as assessed by improvement from baseline in vision, anatomy, or both. Rapid improvements were observed as early as one week after the injection. The treatment effect increased through four weeks resulting in a median Best Corrected Visual Acuity, or BCVA, improvement of 12.5 eye chart letters and median Central Retinal Thickness on optical coherence tomography, or OCT, improvement of 120 microns, pooled across all three dose levels.

Among the responders to KSI-301, all had sustained improvements from baseline (vision, retinal anatomy, or both) at the twelve-week last visit. At twelve weeks after the single dose, a median BCVA improvement of nine eye chart letters (almost two lines of vision) and median OCT improvement of 121 microns were observed, pooled across all three dose levels. The single non-responder subject had previously failed to respond to a regimen of Lucentis and EYLEA treatments.

Through the 12-week last visit, single doses of KSI-301 demonstrated no dose-limiting toxicities, no drug-related adverse events, and no signs of intraocular inflammation. The highest dose tested, 5 mg, has been selected for advancement into pivotal studies.

We believe the depth and durability of treatment responses seen in the Phase 1 single-dose study are very encouraging. This study of KSI-301 was designed as a first-in-human, single-dose safety study but also demonstrated bioactivity and 12-week durability. DME can be a challenging retinal disease to treat due to high intraocular VEGF levels and concurrent retinal vascular inflammation. For example, the approved dosing regimen for EYLEA in DME commences with five monthly loading doses. In our Phase 1a study, we observed treatment responses after only a single dose.

We believe KSI-301 has the potential to be a highly differentiated therapy that can address the heavy treatment burden and suboptimal real-world outcomes of current medicines. We are fully committed to the continued rapid clinical development of KSI-301 and intend to evaluate its potential broadly in the treatment of patients with retinal vascular diseases.

We are currently enrolling a Phase 1b open-label multiple-dose study of KSI-301 at multiple clinical trial sites in the United States.  The Phase 1b is in treatment naïve patients with neovascular (wet) age-related macular degeneration (approximately 20 patients), DME (approximately 20 patients), and macular edema due to retinal vein occlusion (approximately 10 patients). The trial is designed such that all patients receive three loading doses once a month, and then are followed monthly, with further KSI-301 treatment determined by disease-specific retreatment criteria. All patients are planned to be evaluated through 36-weeks. Given the results of the Phase 1a study, we intend to evaluate this study for bioactivity and durability signals and look for this study to continue to build our knowledge of KSI-301 as an important new therapeutic candidate. We plan to present on-going Phase 1b data at key medical and investor conferences in 2019 and 2020.

The Phase 1a data in DME patients supports our plan to study the potential durability advantage of KSI-301 over other anti-VEGF biologics in wet AMD, because AMD is a more localized retinal disease with typically lower levels of VEGF compared to DME. For this reason, we have enhanced our wet AMD pivotal Phase 2 study design to include evaluation of our top dose of 5mg at 20-week along with 16-week and 12-week dosing intervals in comparison to EYLEA on its 8-week labeled regimen. We believe that, if successful, a regimen which provides nearly all patients with a 12-week or better treatment interval would be unique and a potentially differentiating characteristic. We anticipate that this study will begin enrollment in the second quarter of 2019.

Furthermore, the bioactivity and durability profile of the treatment responses seen so far, as well as the observed safety profile, support the evaluation of KSI-301 in earlier forms of diabetic eye disease such as non-proliferative diabetic retinopathy, or NPDR. We believe that identifying and treating the right NPDR patients (those at higher risk of vision-threatening complications) with an infrequent dose regimen before vision loss occurs could have a tremendous public health impact.

We expect to be dosing patients in our global Phase 2 study of KSI-301 in the United States in the second quarter of 2019. This randomized, controlled study in approximately 400 treatment naïve wet AMD patients will evaluate the non-inferiority of intravitreal KSI-301 administered as infrequently as every 20 weeks versus EYLEA (aflibercept) administered on its every 8-week labeled regimen.

We additionally plan to initiate two Phase 2 studies in China, one in wet AMD and one in DME, and we are planning for these studies to have the same clinical design frameworks as our U.S. and European Union studies. We have submitted a pre-IND package to China’s Center for Drug Evaluation, or CDE, and hope to submit an IND, or Investigational New Drug application, in China later this year with an objective to begin enrollment in 2019.

We continue to evaluate the timing and design of the planned global Phase 2 study in DME patients and also our clinical strategy in NPDR patients. At this time, we plan to initiate the global Phase 2 study in DME in the second half of 2019, but we may elect to shift out this study start depending on the tempo of our China Phase 2 study starts as well as our evolving NPDR strategy.

As reported earlier and following from potential learnings in our Phase 1b study, in the future, we may also pursue other target indications for KSI-301 such as macular edema due to retinal vein occlusion, choroidal neovascularization due to pathologic myopia, or other diseases for which existing anti-VEGF therapies have been approved or may be beneficial.

Target Indications

Our initial target indications for KSI-301 are wet AMD and diabetic eye disease. Wet AMD is a chronic and progressive disease of the central portion of the retina, known as the macula, which is responsible for sharp central vision and color perception. It is caused by abnormal blood vessels that grow underneath the retina and leak blood and fluid into the macula, causing visual distortion and acute vision loss, which can be permanent. Wet AMD is the leading cause of severe vision loss in adults over the age of 50 in the United States and the European Union, or EU. We estimate the combined prevalence of wet AMD in the United States and the EU to be approximately 2.9 million people. Diabetic eye disease results from diabetes, in which chronically elevated blood sugar levels and other metabolic abnormalities cause progressive damage to blood vessels in the retina. Diabetic eye disease is the leading cause of blindness in working age adults in the United States and the EU. We estimate that the number of people in the United States and the EU with diabetic eye disease in 2015 was approximately 28.5 million.

Ongoing and Planned Clinical Development

The following chart summarizes our clinical development plan for our lead product candidate, KSI-301:

FOCUS	2018	2019	2020	2021	DATA READOUT	OBJECTIVES
DME	Phase 1				Primary Endpoint Sept. 2018	Primary safety & tolerability endpoint achieved Phase 2 dose selected Rapid-onset, high-magnitude improvements sustained to 12 weeks
Wet AMD, DME/DR, RVO		Phase 1b U.S.			2019	**Started 4Q2018** - Open label, multiple dose study to explore KSI-301 differentiation - Latest-generation imaging (OCT Angio) to study "on mechanism" durability - Spectrum of retinal vascular diseases with 36-week treatment duration
(Global) Wet AMD			Phase 2 U.S./EU/ROW		(Interim 2020) Final 2021	**Commencing early 2019** - Treatment-naïve wet AMD patients - Every 20-, every 16- or every 12-week dosing with KSI-301 (100% every 12-week or better) - Non-inferiority vs Eylea every 8-week regimen with 48-week treatment duration - Designed as a pivotal study with an option for administrative interim analysis
(China) Wet AMD, DME/DR			China Phase 2 Wet AMD China Phase 2 DR/DME		Interim 2020 Final 2021	**China IND submission 1H 2019, studies expected to commence 2H2019** - Expect same design framework as global Ph2's (Q16W/Q12W dosing vs Eylea) - Expect administrative interim analysis 2H2020 to inform global planning activities
(Global) DME/DR			Phase 2 U.S./EU/ROW		2021/2022	**Expect to commence 2H 2019** - Expect similar design as global Phase 2 in wAMD (Q16W/Q12W dosing vs Eylea) - Designed as a pivotal study with an option for administrative interim analysis - NPDR Subgroup plus separate NPDR (no DME) study with Q16W/Q24W dosing

Parallel activities triggered at the Phase 1 primary endpoint

Long-term follow-up | Study start-up activities ongoing | Study in planning

For approval in the U.S. and the EU, we anticipate that one additional study would be required for each of wet AMD and DME and expect that the design framework for these studies would be similar to the planned Phase 2 studies.

Additional product candidates are in preclinical development. As reported earlier, a final lead candidate has been selected for KSI-501, a bispecific anti-IL-6/anti-VEGF antibody biopolymer conjugate being developed for diabetic eye disease and uveitis. Cell-line construction for CHO mammalian manufacturing is in progress, and we expect the cGMP cell bank to be completed this year. We are deprioritizing our KSI-401 product candidate for dry AMD, as it targets only a single biology and are instead interested to apply bispecific and/or other multi-biology inhibitors to address this multifactorial disease.

Current Standard of Care for Wet AMD and DR

Overexpression of vascular endothelial growth factor, or VEGF, in ocular tissues is central to the pathogenesis and clinical manifestations of wet AMD and DR. VEGF is a protein produced by cells that stimulates the formation of new blood vessels, a process called neovascularization, and induces vascular permeability. In wet AMD and DR, fluid that exits from blood vessels causes swelling, or edema, of the retina and loss of vision. This loss of vision can be reversed if treated early with an anti-VEGF agent to suppress VEGF signaling. Delayed treatment or undertreatment can result in permanent retinal damage and blindness. To reach effective ocular tissue concentrations, these agents must be injected into the vitreous humor, the jelly-like substance that fills the area between the lens and retina. These injections must occur at regular intervals in order to maintain anti-VEGF effects.

Lucentis (ranibizumab), marketed by Genentech, Inc., a subsidiary of the Roche Group, in the United States and by Novartis AG outside the United States, and EYLEA (aflibercept), marketed by Regeneron Pharmaceuticals, Inc. in the United States and by Bayer HealthCare LLC outside the United States, are anti-VEGF therapies that have become the standard of care for treating wet AMD and severe forms of DR based on pivotal clinical studies in which Lucentis was injected every four weeks and EYLEA was injected every eight weeks (after three initial monthly doses in the case of wet AMD and after five initial monthly doses in the case of DR with DME). Avastin (bevacizumab), marketed for non-ocular indications by Genentech in the United States and by Roche outside of the United States, is an anti-VEGF cancer therapy that shares structural characteristics with Lucentis and is commonly used off-label to treat wet AMD and DR through intravitreal injection dosed every four weeks.

Annual worldwide sales of Lucentis and EYLEA for all indications totaled approximately $10.5 billion in 2018. We believe that a substantial majority of these sales were in connection with the treatment of wet AMD and DR. Avastin, which is currently approved and marketed for the treatment of cancer, is also used off-label to treat wet AMD and DR. We estimate that off-label Avastin represents approximately 60% of the U.S. wet AMD market by volume. We believe that an improved anti-VEGF therapy could further increase both adoption of approved therapies and extend the duration patients remain on treatment, and thus the total addressable market opportunity in wet AMD and DR could be substantial.

Limitations of Current Anti-VEGF Therapies

The limitations of current anti-VEGF therapies include:

•

Existing anti-VEGF therapies block VEGF activity effectively but have limited durability. We believe current anti-VEGF therapies maintain potent and effective drug levels in ocular tissues for three to six weeks after injection on average. But typical treatment intervals in real-world clinical practice are longer. When a patient’s dosing cycle is extended beyond the durability of the anti-VEGF agent, and the amount of drug remaining in the eye falls below therapeutic levels, the disease can progress and cause cumulative and permanent retinal damage. Most wet AMD and DR patients will require protracted anti-VEGF therapy, possibly for life. Under these circumstances, strict adherence to the manufacturer’s labeled treatment regimen of every four weeks for Lucentis and every eight weeks for EYLEA is challenging.

•

Real-world utilization of current anti-VEGFs results in undertreatment, which diminishes effectiveness. A divergence between the efficacy of Lucentis and EYLEA in pivotal clinical trials and in the real world is evidenced in multiple studies and is increasingly recognized as an important unmet medical need. A 2017 report by the Angiogenesis Foundation suggested that the burden involved in monthly visits for evaluation and treatment causes patients and physicians to extend treatment intervals, which in turn results in undertreatment and visual outcomes that fall short of the results seen in clinical trials. For example, Lucentis was tested and failed to successfully extend the treatment interval to 12-week dosing, with patients going back to pre-treatment baseline or even losing vision at the end of the first year of treatment, on average. The Lucentis U.S. product labeling refers to this regimen as an option which is “not as effective” as monthly dosing. Recently, the FDA allowed an update to EYLEA’s labeling to allow 12-week dosing, but only in the second year of treatment (after one full year of intensive treatment). The labeling refers to it as “not as effective as the recommended every 8-week dosing.” Even a small deviation from per label dosing can be devastating for vision. Missing as few as one or two injections in a year from EYLEA’s recommended dosing, results in almost one line of vision lost.

•

Patients are not sustaining visual acuity gains over the long term. Following exit from tightly controlled clinical trials into the real-world environment, patients, on average, lose all the gains in visual acuity that had been previously achieved.

•

Damage caused by these retinal diseases may be irreversible if anti-VEGF therapy is not initiated early in the disease progression. A study in patients with diabetic macular edema, or DME, a severe form of DR, found that undertreatment in the early course of patients’ disease may reduce the patients’ ability to respond to anti-VEGF therapies.

KSI-301: Our Lead Product Candidate

Our lead product candidate, KSI-301, is a novel, clinical-stage anti-VEGF biological agent that combines inhibition of a known pathway with a potentially superior ocular durability profile compared to currently marketed drugs for wet AMD and DR.

KSI-301 is a bioconjugate comprised of two components. The first component is a humanized anti-VEGF monoclonal antibody which binds to human VEGF. The antibody component is designed to be pharmacologically similar to Lucentis. The second component of KSI-301 is an optically clear phosphorylcholine-based biopolymer which is stably attached to the antibody and which is intended to augment the stability and residence time of the bioconjugate in the eye without compromising its anti-VEGF activity.

We believe that KSI-301 can be a highly differentiated treatment with an improved durability profile compared to current anti-VEGF therapies because of its design features and the associated performance benefits we have observed with KSI-301 in pre-clinical studies. These design features include (1) an ultrahigh molecular weight of 950 kDa versus 48 kDa (Lucentis) and 115 kDa (EYLEA) to increase intraocular durability, (2) a phosphorylcholine-based antibody biopolymer conjugate to increase ocular tissue bioavailability while preserving bioactivity, along with increased stability, and (3) an increased formulation strength to deliver higher molar doses of anti-VEGF (7x versus Lucentis and 3.5x versus EYLEA). We believe these qualities of KSI-301 have the potential to translate into clinically meaningful advantages over currently available therapies. KSI-301 was designed to optimize both size and formulation strength to improve durability:

As a result, we believe that KSI-301 has the potential to (1) keep patients on mechanism for longer than currently available anti-VEGF therapies, thereby preventing repeated undertreatment through overextension of treatment intervals, (2) match the required frequency of injections to keep the patient’s disease quiescent with the frequency of visits that patient and physician behavior suggest is achievable in clinical practice and (3) sustain the strong visual acuity gains of the early intensive treatment phase over the long term and outside of clinical trial contexts. By addressing the primary causes of undertreatment, KSI-301 has the potential to improve and sustain visual acuity outcomes in patients with neovascular conditions of the retina such as wet AMD and DR.

Clinical Development

KSI-301 Phase 1 Clinical Study

We submitted our IND to the FDA in June 2018 for the use of KSI-301 in patients with retinal vascular diseases (including wet AMD and DR). We initiated our first-in-human, Phase 1, single ascending dose clinical study of KSI-301 in the United States in nine patients with center-involved diabetic macular edema in July 2018. Objectives of this study included assessment of ocular and systemic safety, tolerability, and establishment of a maximum tolerated dose. Three dose levels of KSI-301 were evaluated: 1.25 mg, 2.5 mg, and 5 mg, with 3 patients per cohort. The study design can be summarized as follows:

The demographics and ocular baseline characteristics of the study population were as follows:

We successfully dosed all patients at the pre-planned dose levels and reached the primary safety and tolerability endpoint of the study, which occurred after each patient reached the 14-day follow up period following the single injection of KSI-301. The patients were subsequently followed through a 12-week safety follow-up period. Single doses of KSI-301 demonstrated no dose-limiting toxicities, no drug-related adverse events, and no signs of intraocular inflammation. The highest dose tested, 5 mg, has been selected for advancement into pivotal studies.

The treatment effect increased through four weeks resulting in a median BCVA improvement of 12.5 eye chart letters and median Central Retinal Thickness on OCT improvement of 120 microns, pooled across all three dose levels. At twelve weeks after the single dose, a median BCVA improvement of nine eye chart letters (almost two lines of vision) and median OCT improvement of 121 microns were observed, pooled across all three dose levels. Improvements in vision and retinal thickness after a single-dose of KSI-301 through 12 weeks were as follows:

To help contextualize our results, the figure below shows example color retinal photographs and OCT images from both normal patients and a patient with DME who did not participate in our study. The extent of pathology seen in patients with DME is readily visible when comparing to the normal photograph.

The below figure demonstrates examples of the varying severity of DME visible on OCT imaging, again from patients with DME who did not participate in our study. In contrast to the normal OCT image, the OCT images from DME patients can demonstrate disease-related changes including intraretinal cysts, intraretinal edema, intraretinal lipid deposits, and subretinal fluid.

Finally, the below images demonstrate an example image from a fluorescein angiogram, or FA, another imaging tool used to assess retinal disease. These are also from patients who did not participate in our study. Visible in the images from DME patients are varying degrees of ischemia, vascular leakage, and neovascularization.

KSI-301 On-going Phase 1b Clinical Study

We have expanded the scope of our Phase 1 single-dose study into a Phase 1b multiple-dose study, to evaluate the treatment effect and safety of sequential doses of KSI-301. The Phase 1b is in treatment naïve patients with neovascular (wet) age-related macular degeneration (approximately 20 patients), DME (approximately 20 patients), and macular edema due to retinal vein occlusion (RVO; approximately 10 patients), another important but less-common retinal vascular disease for which both EYLEA and Lucentis are FDA-approved. In the Phase 1b study, we are conducting intensive ophthalmic imaging and ocular pharmacokinetic assessments over the 36-week treatment duration to define the profile of KSI-301 in the context of existing and emerging data in the field. All patients receive three loading doses once a month, and then are followed monthly, with further KSI-301 treatment determined by disease-specific retreatment criteria. All patients are planned to be evaluated through 36-weeks. Given the results of the Phase 1a study, we will study the bioactivity and durability signals that emerge in Phase 1b and expect this study to continue to build our knowledge of KSI-301 as a new therapeutic candidate. Recruitment for this study is currently ongoing and we plan to present on-going Phase 1b data at key medical and investor conferences in 2019 and 2020

KSI-301 Planned Phase 2 Clinical Studies

Having successfully reached the 12-week last visit in the Phase 1 study and having initiated dosing in our Phase 1b clinical study, with the additional observations around bioactivity, we plan to further evaluate the highest dose tested of KSI-301, 5 mg, in a series of global studies in wet AMD, DME, and DR.

We expect to be enrolling patients in a global Phase 2 study of KSI-301 in the United States in the second quarter of 2019. This randomized, controlled study in approximately 400 treatment naïve wet AMD patients will evaluate the non-inferiority of intravitreal KSI-301 administered as infrequently as every 20 weeks versus EYLEA (aflibercept) administered on its every 8-week labeled regimen (after three loading doses). FDA has indicated that a Phase 2 study with this type of design, if successful, can be supportive of a marketing application for KSI-301 as one of two pivotal studies in wet AMD required for approval in the United States.

We also plan to initiate a Phase 2 randomized controlled clinical study of KSI-301 in DME patients in the U.S. and E.U. We also expect this study to evaluate the non-inferiority of KSI-301 administered on an every 12 week or less frequent dosing schedule versus EYLEA administered on its every 8-week (labeled) regimen (after five loading doses). We plan to initiate dosing in this study by the end of 2019 or early 2020.

We additionally plan to initiate two Phase 2 studies in China, one in wet AMD and one in DME, and we are planning for these studies to have the same clinical design frameworks as our U.S./EU studies. We filed the regulatory pre-IND package to China’s Center for Drug Evaluation in January 2019, and we hope to file the IND in China in the first half of 2019 and initiate dosing in the second half of 2019.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing therapeutics for the treatment of ophthalmic diseases. The key elements of our strategy are:

•

Complete clinical development of KSI-301 for wet AMD and DR. We are devoting a significant portion of our resources and business efforts to the manufacture and clinical development of KSI-301 for retinal vascular diseases. We anticipate initiating a Phase 2 wet AMD study of KSI-301 in the U.S. and EU in the second quarter of 2019 to evaluate the non-inferiority of intravitreal KSI-301 administered as infrequently as every 20-weeks versus EYLEA. The FDA has indicated this study, KSI-CL-102, if successful, can be supportive of a marketing application for KSI-301. We are thus designing and intend to execute this Phase 2 study as a pivotal study. We also plan to initiate a Phase 2 clinical trial of KSI-301 in the U.S. and EU in DME patients and are formulating our strategy for evaluating KSI-301 in earlier Diabetic Retinopathy, or DR. We also plan to initiate two Phase 2 studies in China, one in wet AMD and one in DME, and we are planning for these studies to have the same clinical design frameworks as our U.S. and EU studies. We plan to perform an administrative interim analysis of our Phase 2 data after approximately 200 patients (100 on KSI-301 and 100 on EYLEA) have been treated for approximately 6 months, to evaluate the KSI-301 Q20W (once every 20 weeks), Q16W (once every 16 weeks), and Q12W (once every 12 weeks) durability proportion. We expect to undertake this administrative interim analysis in either or both of the global or China Phase 2 studies. We may use the results of this interim analysis to inform future activities related to KSI-301. In parallel to our Phase 2 programs, we have expanded the scope of our Phase 1 study into a Phase 1b open label design to evaluate the safety and treatment effect of sequential doses of KSI-301 in approximately 50 patients with retinal vascular disease including wet AMD, DME, and RVO.

•

Establish market acceptance of KSI-301 in wet AMD and diabetic eye disease. We believe that if KSI-301 is approved and is shown to have comparable efficacy and improved durability to other anti-VEGF therapies, it will compete favorably with other marketed products for retinal vascular disease. In addition, we believe KSI-301 may potentially expand the market reach to patients not currently on approved standard of care therapies or not currently on therapy at all.

•

Seek to expand the use of KSI-301 in DR beyond DME. We intend to explore the use of KSI-301 in the treatment of all subtypes of DR patients. Currently marketed anti-VEGFs are used primarily to treat late and advanced manifestations of DR, particularly DME. We believe that the potential for improved durability of KSI-301 could not only improve the standard of care but also expand the patient population that receives anti-VEGF therapy to include patients with less severe forms of DR for whom frequent injections may be a barrier to adoption.

•

Commercialize KSI-301 with our own specialty sales force. KSI-301 is wholly-owned by us. If KSI-301 receives marketing approval, we plan to commercialize it in the United States with our own focused, specialty sales force. We believe that retinal specialists in the United States, who perform most of the medical procedures involving retinal diseases, are sufficiently concentrated that we will be able to effectively promote KSI-301 with a sales and marketing group of fewer than 200 people. We expect to explore collaboration, distribution or other marketing arrangements with one or more third parties to commercialize KSI-301 in markets outside the United States.

•

Advance the development of our other ABC product candidates. We intend to continue deploying capital to selectively develop our own portfolio of product candidates based on our ABC Platform (including bispecific inhibitors such as KSI-501). We may partner with biotechnology and pharmaceutical companies to further develop our ABC Platform and product candidates.

•

Discover and develop future product candidates for areas of unmet need. We intend to continue our discovery efforts and deepen our pipeline of medicines for high-prevalence ophthalmic diseases. We may opportunistically in-license or acquire the rights to complementary products, other product candidates and technologies to aid in the treatment of a range of ophthalmic diseases, principally diseases of the retina.

Market Opportunity

Wet AMD

Overview of Wet AMD

AMD is a common eye condition affecting people of age 55 years and older with a reported prevalence of approximately 11 million people in the United States and 170 million people globally. It is a progressive disease affecting the central portion of the retina, known as the macula, which is the region of the eye responsible for sharp, central vision and color perception. The likelihood of AMD progression and associated vision loss increases with age.

Wet AMD is an advanced form of AMD characterized by neovascularization and fluid leakage under the retina. It is the leading cause of severe vision loss in patients over the age of 50 in the United States and the EU, with a reported prevalence of approximately 1.25 million people and an annual incidence of approximately 200,000 people in the United States. The likelihood of disease progression increases with age, so the prevalence and incidence of wet AMD is projected to accelerate in countries with aging populations. It has additionally been observed that approximately 50% of patients presenting with wet AMD in one eye will develop wet AMD in the other eye within five years, leading to a relatively significant number of patients requiring treatment in both eyes. While wet AMD represents only 10% of the number of cases of AMD overall, it is responsible for 90% of AMD-related severe vision loss. In many eyes with wet AMD, the disease can progress quickly with rapid loss of central vision needed for activities such as reading and driving. Untreated or undertreated wet AMD results in blood vessel leakage, fluid in the macula, and ultimately scar tissue formation, which can lead to permanent vision loss, or even blindness, as a result of the scarring and retinal deformation that occur during periods of non-treatment or undertreatment.

Current Therapies for Wet AMD

The standard of care treatments for wet AMD are two anti-VEGF drugs, Lucentis (ranibizumab) and EYLEA (aflibercept). Lucentis (ranibizumab), marketed by Genentech, Inc., a subsidiary of the Roche Group, in the United States and by Novartis AG outside the United States, is a recombinant humanized monoclonal antibody fragment that binds to and inhibits VEGF proteins in the eye and was approved in the United States in 2006 and in Europe in 2007. EYLEA (aflibercept), marketed by Regeneron Pharmaceuticals, Inc. in the United States and by Bayer HealthCare LLC outside the United States, is a recombinant fusion protein containing portions of the human VEGF receptor that binds to soluble VEGF and was approved in the United States in 2011 and in Europe in 2012. These drugs became the standard of care for treating wet AMD based on pivotal clinical trials in which Lucentis was injected every four weeks and EYLEA was injected every eight weeks (after three initial monthly loading doses). Since its approval, EYLEA has been widely adopted largely due to a durability advantage compared to Lucentis, but both agents were effective in improving visual acuity in the first months of the treatment period and sustaining this gain throughout the duration of their respective clinical trials. Avastin (bevacizumab), marketed for non-ocular indications by Genentech in the United States and by Roche outside of the United States, is an anti-VEGF cancer therapy that shares structural characteristics with Lucentis and is commonly used off-label as a monthly, intravitreal injection for wet AMD.

Total Market for Wet AMD

Annual worldwide sales of Lucentis and EYLEA for all indications totaled approximately $10.5 billion in 2018. We believe a substantial majority of these sales were in connection with the treatment of wet AMD and DR. Avastin, which is currently approved and marketed for the treatment of cancer, is also used off-label to treat wet AMD and DR. We estimate that off-label Avastin represents approximately 60% of the U.S. wet AMD market by volume. We believe that an improved anti-VEGF therapy could further increase both adoption of approved therapies and extend the duration patients remain on treatment, and thus the total addressable market opportunity in wet AMD and DR could be substantial.

With an improved anti-VEGF therapy, we believe the total addressable market opportunity in wet AMD could be substantially greater than sales of Lucentis and EYLEA in wet AMD and DR. A clinically meaningful durability advantage over existing treatments could increase long-term compliance rates and maintain patients on a consistent and FDA approved treatment regimen for this chronic condition. Furthermore, we believe that an anti-VEGF therapy that is more durable than Avastin may reduce the relative weight of cost as a deciding factor for patients and providers who currently favor Avastin and expand the market for “branded” treatments.

Diabetic Retinopathy

Overview of Diabetic Retinopathy

DR is an eye disease resulting from diabetes, in which chronically elevated blood sugar levels cause damage to blood vessels in the retina. There are two major types of DR:

•

Non-proliferative DR, or NPDR. NPDR is an earlier, more typical stage of DR and can progress into more severe forms of DR over time if untreated and if exposure to elevated blood sugar levels persists.

•	Proliferative DR, or PDR. PDR is a more advanced stage of DR than NPDR. It is characterized by retinal neovascularization and, if left untreated, leads to permanent damage and blindness.

DME, which occurs when fluid accumulates in the macula due to leaking blood vessels, can develop at any stage of DR. PDR, together with DME, are the primary causes of vision-threatening DR, or VTDR. VTDR is the leading cause of blindness among people with diabetes and the leading cause of blindness among working age adults in the United States and the EU. Patients with mild or moderate NPDR who have not developed DME are characterized as patients with non-vision threatening DR, or NVTDR.

Current Therapies for DR

PDR has historically been treated with laser therapy. In recent years, use of anti-VEGF therapies has emerged as a complementary first-line treatment for PDR. Lucentis and EYLEA are also approved for the treatment of DME with or without PDR. In April 2017, Lucentis’ approval was expanded to include all forms of DR, whether or not the patient also has DME. The approval was based on the demonstration that treatment with Lucentis results in more patients experiencing improvement of their diabetic retinopathy severity (disease regression). In March 2018, Regeneron announced results from its study in which EYLEA demonstrated it can reverse disease progression in patients with moderately severe to severe NPDR when administered on average 4.4 times over 24 weeks. An FDA decision on the potential approval of EYLEA for diabetic retinopathy is expected in May 2019.

The first-line interventions for NVTDR are observation, lifestyle changes and treatment of underlying diabetes. In practice, anti-VEGF therapies are not commonly prescribed for patients with NVTDR. However, results from the RISE and RIDE trials for Lucentis showed that anti-VEGF therapies can slow disease progression in patients with NPDR as well as induce regression.

Figure: Time to disease worsening (DR progression as defined by a composite endpoint)

from baseline in DME patients with NPDR treated with sham procedures vs. Lucentis.

Figure: Proportion of subjects improving or worsening per treatment arm.

Total Market for DR

According to the Center for Disease Control, or CDC, and National Institutes of Health, or NIH, (1) an estimated 30 million people in the United States have diabetes, with approximately 1.5 million additional people in the United States diagnosed with diabetes each year, and (2) 285 million people worldwide have diabetes. We estimate that the number of people in the United States and the EU with DR in 2015 was approximately 28.5 million. According to the NIH, the number of Americans with DR is expected to nearly double from 2010 to 2050. The CDC estimates that approximately 900,000 Americans are affected by VTDR. We believe a substantial majority of the $10.5 billion in sales of Lucentis and EYLEA in 2018 were for the treatment of wet AMD and DR. Furthermore, we believe that the frequent injections required by current anti-VEGF therapies may dissuade patients with mild or asymptomatic forms of DR from accepting treatment. A more durable agent such as KSI-301 could be attractive for these untreated patients and extend the anti-VEGF market to include patients with NVTDR.

Limitations of Current Anti-VEGF Therapies

The underlying pathophysiology of both wet AMD and DR are responsive to anti-VEGF drugs. Both conditions suffer from the limitations of current anti-VEGF therapies such as limited on-mechanism durability and frequent dosing intervals. On-mechanism durability is a function of the time that therapeutic levels are sustained in the ocular tissues. Data suggest that the effectiveness of Lucentis and EYLEA in clinical practice is inferior to the results seen in well-controlled clinical studies, an observation attributed to insufficiently frequent dosing and resulting undertreatment even, in the case of EYLEA, with its labeled eight-week regimen. Other studies show that while patients may benefit from anti-VEGF therapies in the early treatment phase, they may fail to sustain their visual acuity gains over the long term. Clinical studies have also shown that non-treatment or undertreatment with anti-VEGF agents in the months or years after disease onset may reduce the benefit of anti-VEGF therapies once therapy is initiated. These factors contribute to permanent and unnecessary vision loss for many patients.

Existing anti-VEGF therapies block VEGF activity effectively but have limited durability.

Wet AMD and DR are chronic and progressive diseases that require protracted treatment, possibly for life. Currently available anti-VEGF agents have relatively short durability. To maintain effective drug levels in the eye, existing anti-VEGF treatments must be administered on a frequent and sustained schedule. Lucentis was approved based on a monthly dosing interval. EYLEA was approved based on a dosing interval of every eight weeks (following three initial, monthly loading doses). The most accepted sign of disease activity in wet AMD for retina specialists worldwide is recurrent accumulation of fluid in the macula, as determined by evaluating the retinal thickness and anatomic appearance with OCT. As can be seen in the figure below, when EYLEA or Lucentis are dosed on a Q4W (once every four weeks) regimen, the retinal thickness remains stable between doses, as measured on OCT. However, when EYLEA dosing is shifted to its Q8W (once every eight weeks) labeled regimen, the retina expands and contracts as it begins to swell with fluid before its next retreatment, exhibiting a seesaw pattern that we refer to as OCT flutter. This suggests that, although vision outcomes are comparable on average between fixed-interval 4-weekly and 8-weekly dosing, EYLEA’s durability and ability to maintain disease control as measured by OCT is less than the approved 8-week per-label dosing.

Figure: Retinal thickness (y-axis), measured in nanometers, decreases upon treatment with EYLEA. Rq4 = Lucentis every four weeks; 0.5q4 = EYLEA 0.5mg every four weeks; 2q4 = EYLEA 2mg every four weeks; 2q8 = EYLEA 2mg every eight weeks.

The clinical implication is that when a patient’s dosing cycle is extended beyond the durability of the anti-VEGF agent and the amount of drug remaining in the eye falls below therapeutic levels, disease activity can recur. At this point, the disease can progress and begin to cause cumulative and possibly permanent retinal damage. To this point, the EYLEA product labeling in the United States notes that “some patients may need every 4-week (monthly) dosing after the first 12 weeks (3 months).”

Additional evidence of the recognition of limited durability is seen in the FDA’s evaluation of both Lucentis and EYLEA. Lucentis was tested for its potential to reach quarterly dosing in a Phase 3b study; it failed to successfully deliver the same efficacy results as monthly dosing. The FDA did accept dosing every three months after three initial monthly loading doses in the Lucentis product labeling, with the following wording: “Although not as effective, patients may be treated with 3 monthly doses followed by less frequent dosing with regular assessment. In the 9 months after three initial monthly doses, less frequent dosing with 4-5 doses on average is expected to maintain visual acuity while monthly dosing may be expected to result in an additional average 1-2 letter gain. Patients should be assessed regularly.” The loss of one line of vision translates into patients going back to baseline or even losing vision at the end of the first year of treatment, on average. Furthermore, the required wording of regular assessments means that the high burden of frequent office visits remains. For EYLEA, recently, the FDA updated the product labeling to allow 12-week dosing but only in the second year of treatment, after one full year of intensive treatment. The labeling refers to it as “not as effective as the recommended every 8-week dosing.” For both Lucentis and EYLEA, the recommended fixed interval dosing of monthly and bimonthly, respectively, appear to result in the best and most consistent visual acuity results, with all flexible or less-frequent dosing intervals labeled by FDA as “not as effective.”

Real-world utilization of current anti-VEGF therapies results in undertreatment which diminishes effectiveness.

Extended treatment intervals caused by the burden of frequent treatments causes undertreatment and visual outcomes that fall short of the results seen in pivotal clinical trials.

Compared to Lucentis’ pivotal trials in wet AMD, ANCHOR and MARINA, where initial vision gains are maintained with monthly dosing over two years, a variety of studies have shown that the initial gains (if achieved) are not maintained, on average, after the initial loading phase.

This is clearly seen in AURA, a multi-country real-world practice study of Lucentis. The visual acuity improvement seen in AURA falls significantly short of the visual acuity improvement that patients showed in MARINA and ANCHOR. A gradual loss of the initial vision gains can be seen as early as three months after initiation of treatment as depicted in the graph below. A key finding in AURA is that populations that received less frequent anti-VEGF treatment tended to experience less improvement in visual acuity, on average, as illustrated in the table below.

Figure: Vision gains seen in the AURA study over time for all patients by country (adapted from Holz et al).

*Last observation carried forward analysis.

Country	N	Mean injections in full 2 years	Change in VA score to day 90*	Change in VA score to year 1*	Change in VA score to year 2*	Mean VA score at year 2*
UK	410	9.0	5.7	6.0	4.1	59.0
The Netherlands	350	8.7	4.6	3.8	2.6	52.4
France	398	6.3	4.1	0.8	-1.1	54.4
Germany	420	5.6	3.3	1.1	-0.8	51.9
Italy	365	5.2	1.4	0	-2.9	62.7

Table: Summary of changes in visual acuity (VA) score from baseline and number of injections over two years, per country.

*Last observation carried forward analysis.

Consistent with the AURA study, an observational study following patients who completed the SEVEN UP and HORIZON trials for Lucentis in wet AMD showed a correlation between the number of injections and level of visual acuity benefit. Patients who received 11 or more injections during the period from four to eight years after they exited the pivotal clinical trial were more likely to experience improved vision (average gain of 3.9 letters) than patients who received six to ten injections during the same period (average loss of 6.9 letters).

	No injections (n=26)	1-5 injections (n=11)	6-10 injections (n=11)	≥11 injections (n=14)
Letter change:
SEVEN UP vs HORIZON exit	-8.7	-10.8	-6.9	+3.9 [1]

[1]	p<0.05

Table: Mean letter change from HORIZON to SEVEN UP by total number of anti-VEGF treatments.

The implication of these data is that in clinical practice and outside of clinical studies, patients are receiving fewer injections than the labeled regimens for Lucentis (12 per year) and EYLEA (seven to eight in the first year and six in subsequent years). In 2017, the Angiogenesis Foundation reported that in routine clinical practice, 65% of wet AMD patients receive six or fewer injections during the first year of treatment. Likewise, a recent publication from the American Academy of Ophthalmology’s IRIS (Intelligent Research In Sight) patient registry showed that, in 13,859 U.S. patients with wet AMD, the average number of injections in the first year of treatment was approximately six.

As illustrated in the top right of the figure below, data regarding long-term anti-VEGF treatment show that visual acuity outcomes are positively correlated with number of injections, with the greatest benefit seen when therapies are used at 10.5 or more injections per year reflecting high intensity, fixed Q4W or Q8W dosing.

Figure: Five-year visual acuity outcomes versus injection frequency for three or more years in AMD.

In real-world practice, even a small deviation from per-labeled dosing can result in significant vision loss. In the PERSEUS Study, the real-world effectiveness of EYLEA was evaluated in patients treated per-label (regular treatment) compared to patients treated irregularly. Patients treated regularly received a mean of 7.4 injections compared to 5.2 in the irregular treatment group. The initial vision gains seen after the loading doses started to decrease at month four, with vision returning, on average, to almost baseline in the irregularly treated patients, as shown in the graph below. The difference in vision of 4.6 letters gained between the two groups is statistically significant, and, more importantly represents almost a line (five eye chart letters) of vision difference on average, which is recognized in the field as clinically meaningful. Additionally, in this study, the majority of patients (70.5%) did not receive regular treatment.

Figure: mean change in visual acuity for regularly and irregularly treated patients in the PERSEUS Study (effectiveness set)

Real-world outcomes of anti-VEGF treatment in patients with DME show similar patterns to wet AMD. For instance, a recently published report of electronic health records real-world data from 15,608 DME patient eyes showed that patients on average receive fewer injections over 12 months and have meaningfully worse visual acuity outcomes compared to randomized controlled trials.

Patients are not sustaining visual acuity gains over the long term.

Patients treated with anti-VEGF agents can sustain visual acuity gains over time if they adhere to a tighter dose frequency. Results from the VIEW 1 extension study demonstrate that it is possible for patients treated with anti-VEGF agents to sustain visual acuity gains over time, as long as patients adhere to a tighter dose frequency that is closer to the labeled regimen. In the early intensive treatment phase, patients in VIEW 1 achieved a ten-letter visual acuity gain, which they then maintained over two years on a Q8W regimen. At the end of two years, patients shifted into a less-intensive clinical monitoring regimen and into a more flexible dosing regimen in which they were required to maintain at least Q12W dosing. In this hybrid setting, patients showed a slow but steady decrease in average visual acuity from ten letters to seven letters; however, their average visual acuity did not drop to pretreatment levels or below.

Figure: Mean visual acuity and 95% confidence interval for 647 patients in the Comparison of Age-Related

Macular Degeneration Treatments Trials Follow-up Study: (A) overall and by drug assigned in the clinical trial and (B) overall and by dosing regimen assigned in the clinical trial. PRN = “as needed.”

As mentioned above, AURA and many other real-world practice studies show that the vision gains seen in tightly controlled clinical trials are not transferrable to clinical practice. A United Kingdom study of approximately 93,000 Lucentis injections reviewed EMRs of thousands of patients treated outside the context of clinical trials. On average, patients received a median of 5, 4, and 4 injections of Lucentis over years one, two and three, respectively. The study found that although patients showed early improvement, they regressed, on average, to pretreatment levels by the end of year two with continued deterioration below their starting visual acuity by year three, as shown in the chart below.

Figure: Mean visual acuity (VA), as measured by letter score, over time comparing patients with follow-up of at least 1, 2 or 3 years.

More importantly, with many patients losing vision, during the study follow-up many patients experienced new sight impairment (29.6%, 41%, 48.7% and 53.7% in years one, two, three and four, respectively) and even new cases of blindness (5.1%, 8.6%, 12% and 15.6% in years one through four, respectively).

In the United States, an EMR study of 7,650 eyes treated with Lucentis and EYLEA outside of the clinical trial setting showed that these therapies improved patients’ visual acuity less in practice than they do in clinical trials. Further, by the end of the first year of treatment, patients’ average visual acuity had deteriorated below their pretreatment levels.

Figure: Mean change in visual acuity (VA) letter score at 3, 6 and 12 months in the first year of treatment.

VA was lower at 12 months than at the beginning of treatment.

When patients leave the tightly controlled clinical trial environment, their eyesight, on average, falls to pretreatment levels. In practice, anti-VEGF therapies are not delivering the level of benefit that their pivotal clinical trials suggested. In the pivotal Lucentis trials MARINA and ANCHOR, patients were able to gain and maintain vision gains with monthly dosing over two years. After exiting the clinical trials, patients were followed in the HORIZON study with as needed dosing (Pro Re Nata or PRN) for three more years. Gradual vision decline can be seen immediately after exiting the trials, returning to pre-treatment baseline vision before the end of the third year of follow-up in HORIZON.

Figure: Mean change in visual acuity (VA) letter score in MARINA and ANCHOR

(years one and two) and in HORIZON (years three to five).

VA gradually decreased immediately after the patients exited monthly dosing in a clinical trial setting.

A study funded by the National Eye Institute followed patients who left the tightly controlled clinical trial environment into clinical practice and showed that these patients, on average, lost all the gains in visual acuity that they obtained while enrolled in the trial.

Undertreatment in the early course of patients’ disease risks the patients’ ability to benefit from anti-VEGF therapies after the passage of time.

After disease onset, how soon patients receive appropriate treatment is important to whether they can respond to treatment. Failure to appropriately treat neovascularization in the early period may reduce patients’ ability to respond to anti-VEGF therapies as the disease progresses, possibly leading to irreversible damage. In the RIDE/RISE clinical studies of Lucentis in DR, patients who received Lucentis saw an increase in visual acuity of 10 to 12 letters at month 24. Patients who received sham treatment (a procedure that is intended to mimic a therapy in a clinical trial as closely as possible without having any actual efficacy) for 24 months saw no benefit. At the 24-month mark, the patient arms were crossed over, such that the patients who had initially received sham treatment now began to receive Lucentis. These patients were only able to improve by four letters by year three. The interpretation is that the unchecked disease progression in the initial period damaged the retina to such an extent that patients were subsequently unable to respond to Lucentis to the same degree as patients treated with Lucentis earlier in their disease process.

Figure: At 36 months, patients who received Lucentis 0.5mg experienced a mean BCVA change from baseline of 11.4 letters and 11.0 letters in RIDE and RISE, respectively. Patients who received sham treatment for

24 months and then crossed over to Lucentis 0.5mg experienced a diminished benefit in mean best corrected visual acuity change from baseline at 36 months of 4.7 letters and 4.3 letters in RIDE and RISE, respectively.

Conclusions

There is a significant and urgent unmet medical need to find better therapeutic options for patients with neovascular diseases of the retina that can:

•

keep patients on mechanism for longer than currently available anti-VEGF therapies, thereby preventing repeated undertreatment by overextending treatment intervals and thus avoiding latent recurrence of retinal edema;

•	match the required frequency of injections to keep the patient’s disease quiescent with the frequency of visits that patient and physician behavior suggest is achievable in practice;
•	sustain the strong visual acuity gains of the early intensive treatment phase over the long term and outside of clinical trial contexts; and
•	provide a tolerable treatment regimen even for patients who are early in the course of their disease, so they can achieve the maximal benefit of anti-VEGF therapy.

In the 2018 Preferences and Trends Survey conducted by the American Society of Retina Specialists, retina specialists worldwide cited both reduced treatment burden and long-acting durability as the greatest unmet needs regarding wet AMD treatment.

Our Lead Product Candidate: KSI-301

Our lead product candidate, KSI-301, is a novel, clinical-stage anti-VEGF biological agent that combines inhibition of a known pathway with a potentially superior on-mechanism durability profile compared to currently marketed drugs for wet AMD and DR. By addressing the primary causes of undertreatment, KSI-301 has the potential to improve and sustain visual acuity outcomes in patients with neovascular conditions of the retina such as wet AMD and DR.

Components of KSI-301

KSI-301 is a bioconjugate comprised of two novel components. The first component is a recombinant, full-length humanized anti-VEGF monoclonal antibody. The second component is a branched, optically clear phosphorylcholine biopolymer. The antibody is conjugated to the biopolymer in a one-to-one ratio through a stable and site-specific chemical linkage to form the antibody biopolymer conjugate. The molecular weight of KSI-301 is approximately 950,000 Daltons (Dalton is a standard measure of molecular weight), of which approximately 150,000 Daltons are attributable to the antibody component and 800,000 Daltons are attributable to the biopolymer component. It is well-established that substances, when injected intravitreally, with a smaller molecular weight will be cleared from ocular tissues more quickly than larger substances.

Figure: Functional structure of the KSI-301 antibody biopolymer conjugate.

Antibody Intermediate

The antibody intermediate of KSI-301 consists of a humanized anti-VEGF antibody. KSI-301 behaves pharmacologically similar to Lucentis by inhibiting VEGF-mediated neovascularization and vascular permeability.

Biopolymer Intermediate

The biopolymer component is a branched, optically clear phosphorylcholine biopolymer. Phosphorylcholine is a naturally occurring phospholipid head group present on the external surface of mammalian cellular membranes. Phosphorylcholine demonstrates physiological inertness that has been attributed to its molecular structure, where a permanent positive charge on the nitrogen group is equally balanced by a negative charge on the phosphate, yielding a net neutral charge over a wide range of conditions. Because of these biophysical properties, phosphorylcholine-based materials demonstrate super-hydrophilic properties in which they bind large amounts of water molecules very tightly, to create what we call “structured water.” Phosphorylcholine is used successfully in marketed medical materials as the key water control monomer, in particular as a hydrogel in certain contact lenses and as a polymeric surface coating in certain cardiac drug-eluting stents. In these applications, phosphorylcholine containing monomers are polymerized via “uncontrolled” free radical polymerization. For an external hydrogel application (contact lens) and an internal surface coating application (drug eluting stent), control of molecular weight and architecture are not important performance attributes. Kodiak’s objective was to incorporate phosphorylcholine into well-controlled biomaterials to use as conjugates for soluble, injectable medicines such as biopharmaceuticals. In such an application, control of molecular weight and architecture are important manufacturing and performance parameters. Therefore, we used controlled “living” polymerization techniques to build precise, star-shaped, high molecular weight, well-characterized phosphorylcholine-based biopolymers that preserve functional chemistry for subsequent conjugation to biologically active proteins and, once conjugated, bring a highly structured water environment into close proximity with the bioactive antibody’s target binding regions. We are also applying these controlled “living” polymerization techniques to develop phosphorylcholine-based biopolymers as copolymers of phosphorylcholine-containing and drug-containing comonomers to build chemistry-based product candidates that we believe may demonstrate high biocompatibility, high drug loading and sustained release of small molecule drugs for ophthalmology applications.

Characteristics of KSI-301

We believe that KSI-301 can be a highly differentiated treatment with an improved durability and bioavailability profile compared to current anti-VEGF therapies due to the following design features and resulting performance benefits we have observed with KSI-301 in our preclinical development:

•	Design feature: KSI-301’s ultra-high molecular weight of 950,000 Daltons as compared to 115,000 for EYLEA, 48,000 for Lucentis and 27,000 for brolucizumab
•	Associated performance benefits:
•	4x improvement in key ocular pharmacokinetic parameters of KSI-301, as compared to ranibizumab
•	>100x ocular concentration advantage at two months post-dosing of KSI-301, as compared to the standard of care anti-VEGF agents
•	Design feature: KSI-301’s phosphorylcholine-based ABC Platform
•	Associated performance benefits:
•	4x increase in key target ocular tissue bioavailability, as compared to EYLEA
•	Same or increased bioactivity, as compared to the standard of care anti-VEGF agents
•	Increased stability and resistance to degradation of bioconjugates compared to therapeutic proteins
•	Design feature: KSI-301’s increased formulation strength of 50 mg/mL as compared to 40 mg/mL for EYLEA and 10 mg/mL for Lucentis, as measured by weight of protein moiety
•	Associated performance benefits:
•	3.5x and 7x higher number of anti-VEGF binding sites per dose, as compared with EYLEA and Lucentis, respectively

We believe that the aggregated effects of these properties could afford KSI-301 a longer on-mechanism durability that will more closely match the frequency of physician visits that is realistic for patients in clinical practice.

We also believe that these properties along with KSI-301’s delivery by intravitreal injection position it favorably compared to other therapies being studied in the clinic with the aim of long-interval dosing in retinal vascular disease. For example, both gene therapy and an implantable drug reservoir require the patient to undergo surgery, which is generally riskier than an intravitreal injection. This need for surgery may reduce the likelihood that those technologies could be useful for or adopted by a broad range of physicians and patients, especially those patients with earlier-stage disease. An implantable drug reservoir also leaves a foreign body permanently in the eye, with an attendant increased risk of infection. Coated microsphere drug depots that deliver small-molecule receptor tyrosine kinase inhibitor drugs into the eye may leave a foreign residual material, which may cause visual symptoms and/or other safety problems. Additionally, receptor tyrosine kinase inhibitor drugs affect signaling through additional receptors other than VEGF receptor; the effects on the eye of this additional receptor inhibition, either good or bad, are not yet known. Finally, bispecific antibodies that target VEGF as well as other angiogenic signaling pathways are attempting to increase durability of treatment effect through targeting of yet-unvalidated biologic pathways, but the antibodies being used are the same size as typical monoclonal antibodies (~150 kDa) and we believe they do not have any unique size or half-life extending properties.

Trajectories in Field of Medicines Development for Retinal (Intravitreal) Therapies

Since the initial FDA approval of Lucentis in 2006 as a monthly therapy for wet AMD, efforts have been made to improve the durability of intravitreal anti-VEGF therapy. Primarily, two parameters have been varied: size of molecule and amount of injected dose. First, increasing molecular weight, which can increase durability or ocular pharmacokinetics, or PK, in the eye because a larger molecule can lead to a slower exit from the eye. For example, Lucentis has a molecular weight of 48 kDa whereas EYLEA, approved in 2011, has a molecular weight of 115 kDa. The second parameter is increasing the formulation strength (concentration) to increase the effective dose of anti-VEGF, given the limited volume of medicine that can be injected intravitreally in a single administration. This increases effective durability by keeping drug concentrations in the eye above a minimal threshold for longer periods of time. For example, EYLEA has a 2x molar equivalence to Lucentis. In designing KSI-301, we addressed both parameters: first, increasing the molecular weight to 950 kDa through our ABC approach, and second, increasing the molar strength through a high concentration formulation of 50 mg/mL (by weight of protein). Of note, some recently developed therapeutic candidates have leveraged one parameter at the expense of the other. For example, brolucizumab was tested in Phase 3 (data available in 2017) at a high concentration and thus high injected dose level, giving it a high molar strength (22x of Lucentis), but with a molecular weight of only 27 kDa the duration of each molecule in the eye is less than that of Lucentis. Clinically, the Phase 3 result was that roughly half of patients were able to be maintained on 12 week dosing, and the remainder required 8 week (or more frequent) dosing. We believe our design decisions for KSI-301 may provide increased durability. The following figure illustrates these concepts.

Affinity for and Inhibition of VEGF

The therapeutic activity of KSI-301 is driven by its antibody component, OG1950, which (1) binds to VEGF and (2) prevents VEGF from carrying out its functions that promote neovascularization and increase vascular permeability. Our preclinical tests have demonstrated that OG1950 and KSI-301 bind to VEGF with similar affinity, which indicates that, despite the size and complex architecture of the biopolymer intermediate, the biopolymer does not interfere with antibody binding.

Table: Binding kinetics of OG1950 and KSI-301 to huVEGF-A165 by SPR or KinExA analysis.

Molecule	Platform (°C)	Kon (M)	Koff (M)	KD (pM)
OG1950	Biacore(25°)	5.31x10[6]	4.48x10-5	9.02
	KinExA(37°)	5.09x10[5]	1.75x10-6	3.43
KSI-301	Biacore(25°)	3.19x10[6]	5.33x10-5	17.0
	KinExA(37°)	2.69x10[5]	1.82x10-6	6.75

°C = degrees Celsius; KD = dissociation constant

We have also tested OG1950 and KSI-301 in vitro alongside other anti-VEGF biologics to test their respective abilities to inhibit VEGF from binding to VEGF receptors. As shown in the figure and table below, while KSI-301 and OG1950 have similar IC50 (the concentration at which binding is reduced by half) compared to EYLEA, KSI-301 consistently demonstrates a higher maximal inhibition than EYLEA or Lucentis. Of note, KSI-301 improved maximal inhibition more than OG1950, suggesting that the special nature of our antibody biopolymer conjugate synergistically improves the bioactivity of the antibody intermediate acting alone.

Figure: Inhibition of VEGF binding to VEGF receptors by anti-VEGF agents.

Molecule	IC50 (nM)	Maximal inhibition (%)
KSI-301	3.72±0.74	93.89±1.41
OG1950	3.97±1.19	83.72±3.13
Ranibizumab (Lucentis)	8.60±1.29	70.67±2.36
Aflibercept (EYLEA)	4.50±0.14	74.96±1.84
Bevacizumab (Avastin)	10.29±0.70	73.08±4.20

Table: Average IC50 and maximal inhibition of anti-VEGF agents. IC50 values measured in nanomoles (nM) and calculated from concentration of anti-VEGF agents. All values shown as average with standard deviation.

Inhibition of VEGF-Mediated Processes

Based on its ability to bind and inhibit VEGF, KSI-301 is expected to behave pharmacologically similar to Lucentis, EYLEA and Avastin to decrease the leakage of blood proteins and fluid into the retina. In fact, in vitro testing of KSI-301 against Lucentis, EYLEA and Avastin in their respective ability to inhibit VEGF-mediated endothelial cell proliferation (a key component of neovascularization) in primary human retina microvascular endothelial cells, or HRMVECs, showed that KSI-301 inhibited proliferation to approximately the same degree as EYLEA and with greater potency than Lucentis or Avastin. In addition, KSI-301 displayed a superior maximal inhibition of VEGF-mediated proliferation relative to EYLEA and Avastin.

Figure: Effects of KSI-301, Lucentis, EYLEA and Avastin on HRMVEC proliferation.

Molecule	IC50 (nM)	Maximal Inhibition (%)
KSI-301	0.96±0.18	64.74±2.36
OG1950	0.85±0.07	58.92±5.30
Ranibizumab (Lucentis)	1.25±0.14	60.96±2.53
Aflibercept (EYLEA)	0.74±0.10	53.93±4.91
Bevacizumab (Avastin)	1.25±0.36	38.98±6.18

Table: IC50 Values and maximal inhibition of anti-VEGF agents on VEGF-mediated proliferation of HRMVECs. IC50 values were calculated from concentration of anti-VEGF agents. All values shown as average with standard deviation.

To mimic in vivo conditions where endothelial cells and pericytes coexist in blood vessels, a three-dimensional co-culture of HRMVECs and human mesenchymal pericytes, or HMPs, grown on beads was established. This model was then used to test the ability of KSI-301 to inhibit VEGF-mediated vascular sprouting compared to Lucentis and EYLEA. The average number of sprouts per bead and the length per sprout were analyzed under each treatment condition.

As shown in the figures below, at maximal anti-VEGF inhibition the average sprout length of cultures treated with KSI-301 was substantially less than that of the control (481 compared with 990 microns) and comparable to Lucentis and EYLEA (505 and 428 microns respectively). The average number of sprouts per bead for cultures treated with KSI-301 was 11.5, which was comparable to 13.3 and 13.0 sprouts per bead observed for the cultures treated with Lucentis and EYLEA, respectively.

Figure: Effects of KSI-301 and other anti-VEGF molecules on length and number of vascular sprouts in 3-dimensional culture.

Extended Ocular Half-Life versus Standard of Care Agents

The addition of the biopolymer intermediate increases the size of the biologic, thereby extending the ocular half-life of the molecule beyond that of standard of care anti-VEGF agents. Preclinical studies with KSI-301 in the well-established rabbit ocular pharmacokinetics model have demonstrated that KSI-301 has ocular tissue half-lives of 10+ days in the retina and 12.5+ days in the choroid. This is in comparison to published data for ocular tissue half-lives for Lucentis of 2.9 days and EYLEA of 4-5 days.

Enhanced Ocular Tissue Bioavailability versus EYLEA

The data also show that KSI-301, despite its large size, penetrates ocular tissues well and has a retina and choroid ocular tissue biodistribution that is more than four-fold higher than EYLEA.

Modeling On-Mechanism Durability and Human Dose Frequency

In order to estimate the impact of high potency and extended ocular half-life on durability of effect, we used a pharmacokinetic and pharmacodynamic model that overlays rabbit ocular tissue pharmacokinetic profiles of intravitreally injected anti-VEGF therapeutics and correlates the drug levels with (1) human OCT data to define a rabbit minimal inhibitory concentration to maintain human on-mechanism durability that corresponds with human OCT outcomes, and (2) human dose frequency to define a rabbit minimal inhibitory concentration to support a dose frequency in humans which corresponds to the ability to maintain visual acuity outcomes over the long-term. Specifically, we overlay the ocular tissue pharmacokinetic profiles of Lucentis at 0.5 mg dose (the marketed dose in wet AMD), EYLEA at 2.0mg dose (the marketed dose), and bioconjugate KSI-301 at 5.0 mg dose (our selected dose), as separately tested.

Our modeling suggests a single dose of KSI-301 can stay above both on-mechanism and “dosing” minimal inhibitory concentrations for longer than 12 weeks. A minimal inhibitory concentration is the minimum concentration of a drug that still has the desired therapeutic effect. The implication is that KSI-301 may on average keep the retina dry for longer than 12 weeks after dosing, allowing patients to be dosed in regular 12-week intervals or less frequently and still maintain anti-VEGF mediated visual acuity gains over the long term. This contrasts with overextending the treatment interval beyond a point where retinal swelling recurs as observed in EYLEA’s VIEW 2 Phase 3 clinical trial (as described above).

KSI-301 has demonstrated superior stability compared to typical protein therapeutics

Stability studies have shown that KSI-301 bioconjugate is stable in ex vivo vitreous for at least 4 months at 37°C. Further, forced degradation studies at the extreme condition of 64°C have shown that KSI-301 bioconjugate remains in solution and is optically clear for at least 48 hours whereas the precursor antibody protein precipitated forming an opaque white suspension within several hours.

Toxicology Profile

KSI-301 has demonstrated an attractive safety profile. In all GLP monkey toxicology studies conducted through ocular or systemic administration, KSI-301 has been well tolerated. In ocular studies, KSI-301 was dosed bilaterally via intravitreal injection at 2.5 or 5.0 mg per eye every four weeks up to seven doses and evaluated through 40 weeks. Findings were limited to a dose-related anterior segment and posterior segment mild inflammatory response, which was not associated with other ocular abnormalities. The anterior segment response declined during the interval between doses and generally the finding was not present one-week post dose. The posterior segment response was attributed to a mild immune mediated response typically observed to a humanized therapeutic in monkeys.  No drug related systemic toxicity was observed. Additionally, in a systemic administration study, KSI-301 was well tolerated up to the highest dose of 5 mg/kg when dosed intravenously every four weeks for ten weeks. In summary, the results of the toxicology studies strongly indicate that KSI-301’s well tolerated safety profile in monkeys is favorable compared to that reported for Lucentis and EYLEA.

KSI-301 Commercialization

We currently have no sales, marketing or commercial product distribution capabilities and have no experience as a company in marketing products. We intend to build our own commercialization capabilities over time.

If KSI-301 receives marketing approval, we plan to commercialize it in the United States with our own focused, specialty sales force. We believe that retinal specialists in the United States, who perform most of the medical procedures involving diseases of the back of the eye, are sufficiently concentrated that we will be able to effectively promote KSI-301 to these specialists with a sales and marketing group of fewer than 200 persons.

We expect to use a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize KSI-301 in markets outside the United States.

KSI-301 Manufacturing

We believe it is important to our business and success to have a reliable, high-quality clinical drug supply. As we mature as a company and approach commercial stage operations, securing reliable high-quality commercial drug supply will be critical.

We do not currently own or operate facilities for product manufacturing, storage, distribution or testing.

We rely on third-party contract manufacturers, or CMOs, to manufacture and supply our clinical materials to be used during the development of our product candidates. We have established relationships with several CMOs, including Lonza AG, or Lonza, for the manufacture of KSI-301, as well as certain of our other product candidates.

We currently do not need commercial manufacturing capacity. When and if this becomes relevant, we intend to evaluate both third-party manufacturers as well as building out internal capabilities and capacity. We may choose one or both options, or a combination of the two.

The process for manufacturing KSI-301 consists of conjugating our antibody intermediate with our biopolymer intermediate. Our antibody intermediate is produced in a recombinant GS-CHO (Glutamine Synthetase—Chinese Hamster Ovary) cell line in a protein-free and animal component-free medium. Our biopolymer intermediate is synthesized via a multi-step controlled “living” polymerization process, purified and formulated. Following conjugation of the intermediates, the bioconjugate drug substance is further purified, concentrated, and stored.

To date, we have relied primarily on Lonza for the manufacture of KSI-301, and we believe we have sufficient cGMP drug substance to support our planned Phase 2 clinical development. The manufacture of KSI-301, like other biologic products, is complex and we have actively worked with Lonza to develop and refine our manufacturing process. As our need for KSI-301 increases in connection with future clinical trials and, if approved, commercial quantities, we anticipate continued interaction with Lonza to refine and scale our manufacturing process. Our agreement with Lonza for the manufacture of KSI-301 is effective until 2020, subject to customary termination provisions. We have also identified multiple other CMOs that we believe would be capable of implementing and validating our manufacturing process for KSI-301 should the need arise.

ABC Platform

We believe that our ABC Platform is well suited to extend the durability of soluble, injectable retinal medicines, while at the same providing for other useful benefits. We intend to develop additional drug candidates by applying our ABC Platform in other significant areas of unmet medical need in retina and ophthalmic disease.

We believe our ABC Platform differentiates us and has the potential to fuel a pipeline of differentiated, non-biosimilar product candidates in high-prevalence ophthalmic diseases. In addition to KSI-301, we have leveraged our ABC Platform to build a pipeline of potential product candidates, including:

•	KSI-201, a recombinant, mammalian cell expressed dual inhibitor antibody biopolymer bioconjugate, for the treatment of wet AMD;
•	KSI-401, a recombinant, mammalian cell expressed antibody biopolymer conjugate, for the treatment of dry AMD; and
•	KSI-501, a recombinant, mammalian cell expressed dual inhibitor antibody biopolymer conjugate, for the treatment of wet AMD and DR.

cGMP master cell banks for both KSI-201 and KSI-401 have been completed, and we continue to evaluate each of the foregoing product candidates in various stages of development. Cell-line construction for CHO mammalian manufacturing of KSI-501is in progress, and we expect the cGMP cell bank to be completed this year.

Overview of KSI-501

In addition to angiogenesis, inflammation has been implicated in the pathogenesis of a number of retinal diseases. Anti-inflammatory therapies such as steroids have been effective in treating both uveitis (a spectrum of diseases with intraocular inflammation as a defining characteristic) and DME. Similarly, genetically inherited variations in the interleukin 6, or IL-6, gene have been associated with higher PDR incidence in patients with type 2 diabetes. Moreover, disease progression in AMD, DR and RVO have been reported to be associated with increased serum and/or ocular levels of IL-6. Additionally, chronic inflammatory cells have been seen on the surface of the basement membrane behind the retina in eyes with wet AMD. Interestingly, IL-6 has been implicated in resistance to anti-VEGF treatments in DME patients. This in part is believed to be an indirect result of IL-6 mediated upregulation of VEGF expression as well as more direct VEGF-independent angiogenic functions mediated by IL-6 signaling that occur in the presence of VEGF inhibitors.

Our KSI-501 product candidate is a dual inhibitor Trap-Antibody-Fusion, or TAF, bioconjugate molecule designed to target concurrent inflammation and abnormal angiogenesis observed in the pathogenesis of retinal vascular diseases. KSI-501 acts through an anti-VEGF mechanism similar to EYLEA and an anti-inflammatory mechanism that targets the potent cytokine IL-6. Similar to KSI-301, KSI-501 uses the ABC Platform and is a bioconjugate of the TAF protein conjugated to our phosphorylcholine-based biopolymer. Preclinical binding and functional studies demonstrate that the TAF protein binds specifically and simultaneously to its intended targets. We believe that this dual inhibition may provide a superior treatment option for patients with retinal vascular diseases and in particular those patients with diseases known to have a high inflammatory component such as DME, as well as in ocular inflammatory diseases such as uveitis.

Components of KSI-501

KSI-501 is a bioconjugate of a dual inhibitor TAF protein and a phosphorylcholine-based biopolymer. The protein portion of KSI-501 has two VEGF binding domains from human VEGF receptors which together act as a trap or soluble receptor decoy to bind the most abundant isoforms of VEGF. The anti-VEGF trap domains are fused to a high-affinity IgG1 antibody that binds with high specificity and affinity to IL-6 and disrupts the ligand’s association with its cognate IL-6 receptor. Moreover, the Fc domain has been engineered to reduce immune effector function and facilitate site-specific conjugation to our phosphorylcholine-based biopolymer.

Notably, this IgG1 antibody sequence is identical to that from KSI-301, except for the six CDR regions that mediate target binding and which are specific for binding to the IL-6 target. Retaining the IgG1 frameworks across ABC Platform-derived product candidates enables “platform capability” which simplify manufacturing and product development. KSI-501, furthermore, uses the same cGMP biopolymer intermediate as KSI-301.

Figure: Functional structure of the KSI-501 antibody biopolymer conjugate. CH – constant heavy, CL – constant light, VH – variable heavy, VL – variable light, – Complementarity Determining Regions (CDR).

Characteristics of KSI-501

We believe that KSI-501 can be a highly differentiated treatment due to its dual mechanism of action, with an improved durability and bioavailability profile due to the ABC Platform component. In addition, there are currently no IL-6 inhibitors approved for use in the eye.

We incorporated the following design features into KSI-501:

•	Binds with high affinity to the most abundant isoforms of VEGF
•	Engineered to remove a protease hotspot to prevent cleavage in Chinese Hamster Ovary, or CHO, mammalian expression systems, which may improve potency and formulation stability

Design Feature: KSI-501’s anti-IL-6 domain

•	Affinity matured, humanized anti-IL-6 IgG1 that binds with high affinity to IL-6 and inhibits binding of IL-6 to its cognate receptor
•	IgG1 Fc domain engineered to reduce immune effector functions

Design Feature: KSI-501’s phosphorylcholine-based ABC Platform

•	Ultra-high molecular weight of 1,000,000 Daltons for improved ocular pharmacokinetics
•	Same IgG1 framework sequences and same phosphorylcholine-based biopolymer as KSI-301 and other ABC Platform-derived product candidates to simplify manufacturing and product development
•	Other benefits of the ABC Platform such as enhanced tissue access to key ocular tissues and bioconjugate stability

Note that the in vitro data shown below are generated using the TAF (protein) of KSI-501, without conjugation to our ABC biopolymer. Results using KSI-501 may be different, but experience with a structurally similar prior molecule, KSI-201, has shown that these individual components, i.e. trap antibody fusion protein and biopolymer, can function together simultaneously as a dual inhibitor bioconjugate. Prior experiences with bioconjugates KSI-201 and KSI-301 have also demonstrated that the biopolymer portion does not interfere with the bioactivity of the protein portion.

Affinity and concurrent binding to VEGF and IL-6

Preclinical studies indicate that the TAF portion of KSI-501 binds with high affinity to both VEGF and IL-6, as measured by SPR analysis (Table). Importantly, binding of each molecule has no effect on the binding of the other, and KSI-501 can bind to both molecules as shown below. Thus, we believe our dual inhibitor can simultaneously inhibit both of its targets with high potency.

Table: Binding kinetics of TAF portion of KSI-501 to huVEGF-A165 or IL-6 by SPR analysis.

Molecule	Kon (M)	Koff (M)	KD (pM)
IL-6	3.72x10[6]	4.06x10-4	109
VEGF-A165	1.07x10[7]	1.63x10-4	15.2

Figure: TAF of KSI-501 simultaneously binds to IL-6 and VEGF by sandwich ELISA, which only shows a signal if a compound binds to both IL-6 and VEGF concurrently.

Inhibition of VEGF and IL-6

KSI-501 was designed to inhibit both VEGF and IL-6 mediated signaling that occur after the ligands bind to their respective receptors. The figure below shows that the TAF protein of KSI-501 effectively prevents VEGF from stimulating downstream VEGFR2 signaling in a reporter assay in a comparable manner to EYLEA, while anti-IL-6 alone served as a negative control.

Figure: VEGF stimulated reporter assay with increasing concentrations of anti-VEGF inhibitors

The figure below shows that the control anti-IL-6 antibody and TAF protein of KSI-501 effectively compete with IL-6R for binding to plate-bound IL-6 and therefore inhibit this specific antigen-receptor interaction. The IC50 values for the control anti-IL-6 monoclonal antibody and the TAF protein are comparable (anti-IL-6 = 0.36 nM, KSI-501 = 0.47 nM), while EYLEA had no effect.

Figure: ELISA measuring IL-6 binding to IL-6R in the presence of increasing concentrations of anti-IL-6 inhibitors

Together, these data indicate that the TAF protein of KSI-501 inhibits both VEGF and IL-6 from binding their cognate receptors as effectively as the monotherapies. Importantly, these data also demonstrate that the TAF protein of KSI-501 can simultaneously block downstream signaling mediated by both VEGF and IL-6.

IL-6 and VEGF mediated proliferation of HUVECs

The ability of the TAF protein of KSI-501 to inhibit IL-6 and VEGF mediated angiogenic functions was tested in a Human Vascular Endothelial Cell, or HUVEC, proliferation assay as shown in the figure below. Importantly, the concentrations of VEGF and IL-6 used to stimulate proliferation were below the saturation point for each individual stimulant and under these conditions VEGF and IL-6 showed some synergy for growth. The presence of TAF protein significantly attenuated proliferation to approximately 50% of maximal growth, while neither EYLEA nor control anti-IL-6 alone had quantifiable effects. These data provide supporting evidence that KSI-501 can synergistically abrogate endothelial cell proliferation that is driven by concurrent inflammatory and VEGF mediated signaling.

Figure: VEGF/IL-6 mediated HUVEC proliferation in the presence of inhibitors

IL-6 and VEGF mediated tubule formation of HUVECs:

TAF protein of KSI-501 was also tested in an endothelial cell tubule formation assay. Treatment of HUVECs seeded on an extracellular basement membrane matrix (Matrigel) with VEGF and IL-6 together stimulate tubule formation to a higher degree than either treatment alone. The TAF protein of KSI-501 demonstrated superior inhibition of this tubule formation when compared to EYLEA or control anti-IL-6 antibody.

Furthermore, quantification of the effects of each inhibitor on twenty parameters of HUVEC tubule formation show that the TAF protein significantly inhibited 17 of 20 angiogenic parameters versus control (compared to 4 of 20 for EYLEA and 7 of 20 for control anti-IL-6 antibody). TAF protein was statistically better than EYLEA and anti-IL-6 control in 12 of 20 parameters.

Figure: Quantification of IL-6/VEGF mediated HUVEC tubule formation in the presence or absence of inhibitor molecules using the Angiogenesis Analyzer plugin for ImageJ

Together, these data show that the TAF protein of KSI-501 can simultaneously bind IL-6 and VEGF to inhibit their downstream angiogenic signaling pathways. We believe that this novel dual inhibitor can provide an alternative option for the treatment of retinal vascular diseases, especially those that have a high inflammatory component and/or that do not respond adequately to anti-VEGF treatments alone.

Research and Development

We have committed, and expect to continue to commit, significant resources to enhancing our ABC Platform and developing new product candidates. We have assembled experienced research and development teams at our Palo Alto, California location with scientific, clinical and regulatory personnel. As of December 31, 2018, we had 23 employees primarily engaged in research and development. Of these employees, 12 hold a Ph.D. degree or M.D. (or equivalent) degree. From time to time we engage individuals to assist with certain research and development activities on a contractual basis for limited time periods. Our research and development expenses for the years ended December 31, 2018 and 2017 were $18.8 million and $22.0 million, respectively.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Our potential competitors include large pharmaceutical and biotechnology companies, and specialty pharmaceutical and generic or biosimilar drug companies. Many of our competitors have significantly greater financial and human resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring products, product candidates or other technologies complementary to our programs.

The key competitive factors affecting the success of KSI-301, if approved, are likely to be its efficacy, safety, method and frequency of administration, on-mechanism durability of therapeutic effect, convenience, price, the level of generic competition and the availability of coverage and reimbursement from government and other third-party payors. The method of administration of KSI-301, intravitreal injection, is commonly used to administer ophthalmic drugs for the treatment of severe disease and is generally accepted by patients facing the prospect of severe visual loss or blindness. However, a therapy that offers a less invasive method of administration might have a competitive advantage over one administered by intravitreal injection, depending on the relative safety of the other method of administration.

The current standard of care for wet AMD and advanced stages of DR is monotherapy administration of anti-VEGF drugs, principally Avastin, Lucentis and EYLEA, which are well-established therapies and are widely accepted by physicians, patients and third-party payors. Physicians, patients and third-party payors may not accept the addition of KSI-301 to their current treatment regimens for a variety of potential reasons, including:

•	if they do not wish to incur the additional cost of KSI-301;
•	if they perceive the addition of KSI-301 to be of limited benefit to patients;
•	if they wish to treat with more than an anti-VEGF drug;
•	if sufficient coverage and reimbursement are not available;
•	if they do not perceive KSI-301 to have a favorable risk-benefit profile.

We are developing KSI-301 as an alternative to existing anti-VEGF drugs, including Avastin, Lucentis and EYLEA. Accordingly, KSI-301 would directly compete with these therapies. While we believe KSI-301 will compete favorably with existing anti-VEGF drugs, future approved standalone or combination therapies for wet AMD with demonstrated improved efficacy over KSI-301 or currently marketed therapies with a favorable safety profile and any of the following characteristics might pose a significant competitive threat to us:

•	a mechanism of action that does not involve VEGF;
•	a duration of action that obviates the need for frequent intravitreal injection;
•	a method of administration that avoids intravitreal injection; and
•	significant cost savings or reimbursement advantages compared to KSI-301 and other anti-VEGF therapies.

Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. A drug with greater convenience than KSI-301 might make such a drug more attractive to physicians and patients. An anti-VEGF gene therapy product might substantially reduce the number and frequency of intravitreal injections when treating wet AMD or DR, making KSI-301 unattractive to physicians and patients. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products.

In addition to currently available therapies, we are aware of a number of products in preclinical research and clinical development by third parties to treat wet AMD and DR. We expect that product candidates currently in clinical development, or that could enter clinical development in the near future, that inhibit the function of VEGF or inhibit the function of both VEGF and other factors, could represent significant competition if approved. These product candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. For example, we are aware that Novartis is developing brolucizumab, an anti-VEGF single-chain antibody fragment for the treatment of wet AMD, which recently completed two Phase 3 studies versus EYLEA. In these trials, brolucizumab met the primary efficacy endpoint of noninferiority to EYLEA in mean change in best-corrected visual acuity from baseline to week 48. In addition, Allergan is developing a competing anti-VEGF therapy, abicipar, which is part of a new class of drugs called DARPin therapies that uses genetically modified antibody proteins. Positive efficacy data from Allergan’s Phase 3 studies for abicipar in wet AMD were reported in 2018, demonstrating non-inferiority to ranibizumab but with a 15% incidence rate of ocular inflammation in the abicipar groups. There are also several companies and research organizations pursuing treatments targeting other molecular targets, potential gene therapy treatments, stem cell transplant treatments and medical devices for the treatment of wet AMD and DR.

Because there are a variety of means to treat wet AMD and DR, our patents and other proprietary protections for KSI-301 will not prevent development or commercialization of product candidates that are different from KSI-301.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations, and biologics under the FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Any future product candidates must be approved by the FDA through either a new drug application, or NDA, or a biologics license application, or BLA, process before they may be legally marketed in the United States. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•	submission to the FDA of an NDA or BLA;
•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the filing for review;
•

satisfactory completion of a FDA pre-approval inspection of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;

•	potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA or BLA;
•

FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States; and

•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

The data required to support an NDA or BLA are generated in two distinct developmental stages: preclinical and clinical. The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any future product candidates will be granted on a timely basis, or at all.

Preclinical Studies and IND

The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA or BLA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials in the United States generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

•

Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

•

Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•

Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that our product candidates do not undergo unacceptable deterioration over their shelf life.

NDA/BLA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA or BLA is a request for approval to market the drug or biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for human drugs and biologics and an annual establishment fee on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of a new molecular-entity NDA or original BLA and respond to the applicant, and six months from the filing date of a new molecular-entity NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast track status any time before receiving NDA or BLA approval, but ideally no later than the pre-NDA or pre-BLA meeting.

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions, as it deems necessary to assure safe use of the product.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Patient Protection and Affordable Care Act, or PPACA, or Affordable Care Act, or ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing, and thereby lower development costs and increase patient access to affordable treatments. An application for licensure of a biosimilar product must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

•	analytical studies demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components;
•	animal studies (including the assessment of toxicity); and
•

a clinical study or studies (including the assessment of immunogenicity and pharmacokinetics or pharmacodynamics) sufficient to demonstrate safety, purity and potency in one or more conditions for which the reference product is licensed and intended to be used.

In addition, an application must include information demonstrating that:

•

the proposed biosimilar product and reference product utilize the same mechanism of action for the condition(s) of use prescribed, recommended, or suggested in the proposed labeling, but only to the extent the mechanism(s) of action are known for the reference product;

•	the condition or conditions of use prescribed, recommended, or suggested in the labeling for the proposed biosimilar product have been previously approved for the reference product;
•	the route of administration, the dosage form, and the strength of the proposed biosimilar product are the same as those for the reference product; and
•	the facility in which the biological product is manufactured, processed, packed or held meets standards designed to assure that the biological product continues to be safe, pure, and potent.

Biosimilarity means that the biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components; and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity, and potency of the product. In addition, the law provides for a designation of “interchangeability” between the reference and biosimilar products, whereby the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that:

•	the proposed product is biosimilar to the reference product;
•	the proposed product is expected to produce the same clinical result as the reference product in any given patient; and
•

for a product that is administered more than once to an individual, the risk to the patient in terms of safety or diminished efficacy of alternating or switching between the biosimilar and the reference product is no greater than the risk of using the reference product without such alternation or switch.

FDA approval is required before a biosimilar may be marketed in the United States. However, complexities associated with the large and intricate structures of biological products and the process by which such products are manufactured pose significant hurdles to the FDA’s implementation of the law that are still being worked out by the FDA. For example, the FDA has discretion over the kind and amount of scientific evidence—laboratory, preclinical and/or clinical—required to demonstrate biosimilarity to a licensed biological product.

The FDA intends to consider the totality of the evidence, provided by a sponsor to support a demonstration of biosimilarity, and recommends that sponsors use a stepwise approach in the development of their biosimilar products. Biosimilar product applications thus may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product. However, the FDA may refuse to approve a biosimilar application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the biosimilar product. In addition, as with BLAs, biosimilar product applications will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency.

The submission of a biosimilar application does not guarantee that the FDA will accept the application for filing and review, as the FDA may refuse to accept applications that it finds are insufficiently complete. The FDA will treat a biosimilar application or supplement as incomplete if, among other reasons, any applicable user fees assessed under the Biosimilar User Fee Act of 2012 have not been paid. In addition, the FDA may accept an application for filing but deny approval on the basis that the sponsor has not demonstrated biosimilarity, in which case the sponsor may choose to conduct further analytical, preclinical or clinical studies and submit a BLA for licensure as a new biological product.

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for twelve years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application for four years from the date of first licensure of the reference product. A reference product may also be entitled to exclusivity under other statutory provisions. For example, a reference product designated for a rare disease or condition (an “orphan drug”) may be entitled to seven years of exclusivity, in which case no product that is biosimilar to the reference product may be approved until either the end of the twelve-year period provided under the biosimilarity statute or the end of the seven-year orphan drug exclusivity period, whichever occurs later. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block biosimilarity applications from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

The first biological product determined to be interchangeable with a branded product for any condition of use is also entitled to a period of exclusivity, during which time the FDA may not determine that another product is interchangeable with the reference product for any condition of use. This exclusivity period extends until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued.

Post-Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping requirements, requirements to report adverse experiences, and comply with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or NDA/BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications;
•	applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Other U.S. Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

For example, in the United States, sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of biologic and pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of a NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

European Union Drug Development

As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the EU will be identical. In the meantime, Clinical Trials Directive 2001/20/EC continues to govern all clinical trials performed in the EU.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 27 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.

•

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

People’s Republic of China Drug Regulation

China heavily regulates the development, approval, manufacturing and distribution of drugs, including biologics. The specific regulatory requirements applicable depend on whether the drug is made and finished in China, which is referred to as a domestically manufactured drug, or made abroad and imported into China in finished form, which is referred to as an imported drug, as well as the approval or “registration” category of the drug. For both imported and domestically manufactured drugs, China typically requires regulatory approval for a clinical trial, or CTA, prior to submitting an application for marketing approval. For a domestically manufactured drug, there is also a requirement for a drug manufacturing license for a facility in China.

In 2017, the drug regulatory system entered a new and significant period of reform. The State Council and the China Communist Party jointly issued the Opinion on Deepening the Reform of the Regulatory Approval System to Encourage Innovation in Drugs and Medical Devices, or the Innovation Opinion. The expedited programs and other advantages under this and other recent reforms encourage drug manufacturers to seek market approval in China first, manufacture domestically, and develop drugs in high priority disease areas.

To implement the regulatory reform introduced by the Innovation Opinion, the China Drug Authority, or CDA, is currently revising the fundamental laws, regulations and rules regulating pharmaceutical products and the industry, which include the framework law known as the PRC Drug Administration Law, or DAL. The DAL is also generally implemented by a set of regulations issued by the State Council referred to as the DAL Implementing Regulation. The CDA has its own set of regulations implementing the DAL; the primary one governing clinical trial applications, marketing approval, and license renewal and amendment is known as the Drug Registration Regulation. However, the implementing regulations for many of the reforms in the Innovation Opinion had not been announced, and therefore, the details in the implementation of the regulatory changes remained uncertain in some respects.

Regulatory Authorities and Recent Government Reorganization

In the PRC, the CDA is the primary regulator for pharmaceutical products and businesses. It regulates almost all of the key stages of the life-cycle of pharmaceutical products, including nonclinical studies, clinical trials, marketing approvals, manufacturing, advertising and promotion, distribution, and pharmacovigilance (i.e., post-marketing safety reporting obligations). The CDE, which is under the CDA, conducts the technical evaluation of each drug and biologic application for safety and effectiveness.

The National Health and Family Planning Commission, or NHFPC, formerly known as the Ministry of Health, or MOH, is China’s chief healthcare regulator. It is primarily responsible for overseeing the operation of medical institutions, which also serve as clinical trial sites, and regulating the licensure of hospitals and other medical personnel. NHFPC plays a significant role in drug reimbursement. Furthermore, the NHFPC and its local counterparts at or below the provincial-level of local government also oversee and organize public medical institutions’ centralized bidding and procurement process for pharmaceutical products. This is the chief way that public hospitals and their internal pharmacies acquire drugs.

China has recently reorganized the agencies that regulate drugs, healthcare, and the state health insurance plans, although it is still not entirely clear what effect on policy these changes will ultimately have in terms of making the drug approval process more efficient. The drug regulatory agency, CFDA, is merged into a State Administration on Market Regulation, or SAMR, along with other agencies that regulate consumer protection, product quality and anti-monopoly. The drug, device and cosmetic regulatory functions of CFDA is put under the CDA, which is subordinate to the SAMR. The National Health Commission, or the NHC, will be the healthcare regulator replacing the NHFPC, and a new, separate State Medical Insurance Bureau will focus on regulating reimbursement under the state-sponsored insurance plans.

Pre-Clinical and Clinical Development

The CDA requires both pre-clinical and clinical data to support registration applications for imported and domestic drugs. Pre-clinical work, including pharmacology and toxicology studies, must meet the GLP, issued in July 2017. The CDA accredits GLP labs and requires that nonclinical studies on chemical drug substances and preparations and biologics that are not yet marketed in China be conducted there. There are no approvals required from the CDA to conduct pre-clinical studies.

Registration Categories

Prior to engaging with the CDA on research and development and approval, an applicant will need to determine the registration category for its drug candidate (which will ultimately need to be confirmed with the CDA), which will determine the requirements for its clinical trial and marketing application. There are five categories for small molecule drugs: Category 1 (“innovative drugs”) refers to drugs that have a new chemical entity that has not been marketed anywhere in the world, Category 2 (“improved new drugs”) refers to drugs with a new indication, dosage form, route of administration, combination, or certain formulation changes not approved in the world, Categories 3 and 4 are for generics that reference an innovator drug (or certain well-known generic drugs) marketed either abroad or in China, respectively, and Category 5 refers to originator or generic drugs that have already been marketed abroad but are not yet approved in China (i.e., many imported drugs).

Therapeutic biologics follow a similar categorization, with Category 1 being new to the world, but with fifteen product-specific categories. Like with small molecule drugs, Category 1 for biologics is also for innovative biologics that have not been approved inside or outside of China. A clear regulatory pathway for biosimilars does not yet exist, but the CDA may soon develop one in its revision of implementing rules pursuant to the Innovation Opinion. We have not yet discussed with the CDA the categorization of any of our product candidates, including KSI-301.

Expedited Programs – Priority Evaluation and Approval Programs to Encourage Innovation

The CDA has adopted several expedited review and approval mechanisms since 2009 and created additional expedited programs in recent years that are intended to encourage innovation. Applications for these expedited programs can be submitted after the CTA is admitted for review by the CDE. If admitted to one of these expedited programs, an applicant will be entitled to more frequent and timely communication with reviewers at the CDE, expedited review and approval, and more agency resources throughout the approval process.

Clinical Trials and Marketing Approval

Upon completion of pre-clinical studies, a sponsor typically needs to conduct clinical trials in China for registering a new drug in China. The materials required for this application and the data requirements are determined by the registration category. The CDA has taken a number of steps to increase efficiency for approving CTAs, and it has also significantly increased monitoring and enforcement of GCP to ensure data integrity.

Trial Approval

All clinical trials conducted in China must be approved and conducted at hospitals accredited by the CDA. For imported drugs, proof of foreign approval is required prior to the trial, unless the drug has never been approved anywhere in the world. In addition to a standalone China trial to support development, imported drug applicants may establish a site in China that is part of an international multicenter trial, or IMCT, at the outset of the global trial. Domestically manufactured drugs are not subject to foreign approval requirements, and in contrast to prior practice, the CDA has recently indicated its intent to permit those drugs to conduct development via an IMCT as well.

In 2015, the CDA began to issue an umbrella approval for all phases (typically three) of a new drug clinical trial, instead of issuing approval phase by phase. For certain types of new drug candidates, clinical trial applications may be prioritized over other applications, and put in a separate expedited queue for approval. Other trials that are not part of these expedited lines could still wait up to a year for approval to conduct the trial.

The Innovation Opinion also introduces a notification system for new drug clinical trial approval. In other words, trials can proceed if after certain fixed period of time (possibly 60 days), the applicant has not received any objections from the CDE, as opposed to the lengthier current clinical trial pre-approval process in which the applicant must wait for affirmative approval. The Innovation Opinion also promises to expand the number of trial sites by truncating the timeline for accreditation by converting it from a pre-approval procedure into a notification procedure. These reforms will require implementing law and regulations in order to proceed in practice. The CDA proposed implementing legislation in 2017 but it has not yet been finalized.

Clinical Trial Process and Good Clinical Practices

Typically drug clinical trials in China have three phases. Phase 1 refers to the initial clinical pharmacology and human safety evaluation studies. Phase 2 refers to the preliminary evaluation of a drug candidate’s therapeutic efficacy and safety for target indication(s) in patients. Phase 3 (often the pivotal study) refers to clinical trials to further verify the drug candidate’s therapeutic efficacy and safety on patients with target indication(s) and ultimately provide sufficient evidence for the review of drug registration application. The CDA requires that the different phases of clinical trials in China receive ethics committee approval prior to approval of the CTA and comply with GCP. The CDA conducts inspections to assess GCP compliance and will cancel the CTA if it finds substantial issues.

The CDA may reduce requirements for trials and data, depending on the drug and the existing data. The CDA has granted waivers for all or part of trials, but it is now planning to take a more official position on the acceptance of foreign data to support an application. The foreign data must meet the CDA’s requirements, including, for drugs that have never been approved before in China, having sufficient Chinese ethnic data. The precise requirements are not yet clear.

New Drug Application (NDA) and Approval

Upon completion of clinical trials, a sponsor may submit clinical trial data to support marketing approval for the drug. For imported drugs, this means issuance of an import license. Again, the applicant must submit evidence of foreign approval, unless it is an innovative drug that has never been approved anywhere in the world.

Domestically manufactured drugs must similarly submit data in support of a drug approval number. Under the current regime, upon approval of the registration application, the CDA will first issue a new drug certificate to the applicant. Only when the applicant is equipped with relevant manufacturing capability will the CDA issue a Drug Approval Serial Number, which is effectively the marketing approval allowing the holder to market/commercialize the drug in China.

Under the authorization of the Standing Committee of the National People’s Congress, the State Council issued the Pilot Plan for the Drug Marketing Authorization Holder Mechanism on May 26, 2016, which provides a detailed pilot plan for the marketing authorization holder system, or MAH pilot program. Domestically established research institutions (including domestic companies) can apply through an MAH pilot program if they are established in one of 10 designated provinces (including Beijing and Shanghai) in China. The MAH pilot program permits research institutions and individuals to develop and hold the marketing approvals for drugs without holding a drug manufacturing license. The marketing authorization holders, or MAHs, may engage contract manufacturers and distributors.

The MAH pilot program is set to run until November 4, 2019. The Innovation Opinion indicates that China will strive to implement the MAH system nationally as soon as possible by amending the DAL. The CDA has proposed revisions to accomplish this purpose, but the timeline to finalize these proposals is still unclear.

New Drug Monitoring Period

Currently, new varieties of domestically produced drugs approved under Categories 1 or 2 in China may be placed under a monitoring period for three to five years. Category 1 innovative drugs will be monitored for five years. During the monitoring period, the CDA will not approve another CTA from another applicant for the same type of drug, except if another sponsor has an approved CTA at the time that the monitoring period is initiated it may proceed with its trial and become part of the period. Therefore, by blocking other CTAs, the monitoring period can act as a type of market exclusivity.

Acceptance of Foreign Clinical Trial Studies

On July 10, 2018, the CDA issued the Technical Guidance Principles on Accepting Foreign Drug Clinical Trial Data, or the Guidance Principles, as one of the implementing rules for the Innovation Opinion. According to the Guidance Principles, sponsors may use the data of foreign clinical trials to support drug registration in China, provided that sponsors must ensure the authenticity, completeness and accuracy of foreign clinical trial data and such data must be obtained consistent with the relevant requirements under the Good Clinical Trial Practice (GCP) of the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH). Sponsors must also comply with other relevant sections of the Drug Registration Regulation when applying for drug registrations in China using foreign clinical trial data.

Post-Marketing Surveillance

The manufacturer or marketing authorization holder of marketing approval is primarily responsible for pharmacovigilance, including quality assurance, adverse reaction reporting and monitoring, and product recalls. Distributors and user entities (e.g., hospitals) are also required to report, in their respective roles, adverse reactions of the products they sell or use, and assist with the manufacturer of the product recall. A drug that is currently under the new drug monitoring period has to report all adverse drug reactions (as opposed to just serious adverse reactions) for that period.

Advertising and Promotion of Pharmaceutical Products

China has a strict regime for the advertising of approved medicines. No unapproved medicines may be advertised. The definition of an advertisement is very broad, and does not exclude scientific exchange. It can be any media that directly or indirectly introduces the product to end users. There is no clear line between advertising and any other type of promotion.

Other PRC national- and provincial-level laws and regulations

We are subject to changing regulations under many other laws and regulations administered by governmental authorities at the national, provincial and municipal levels, some of which are or may become applicable to our business. For example, regulations control the confidentiality of patients’ medical information and the circumstances under which patient medical information may be released for inclusion in our databases, or released by us to third parties. The privacy of human subjects in clinical trials is also protected under regulations, e.g., the case report forms must avoid disclosing names of the human subjects.

These laws and regulations governing both the disclosure and the use of confidential patient medical information may become more restrictive in the future, including restrictions on transfer of healthcare data. The Cybersecurity Law that took effect in 2017 designates healthcare as a priority area that is part of critical information infrastructure, and China’s cyberspace administration is trying to finalize a draft rule on cross-border transfer of personal information.

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. The Centers for Medicare & Medicaid Services, or CMS, have proposed to expand Medicaid rebate liability to the territories of the United States as well.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. In 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug prices are determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights. We seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen, and maintain our proprietary position in the field. Although we are not party to any material in-license agreements as of the date of this annual report, we may in the future pursue in-licensing opportunities to strengthen our proprietary position in the field. We additionally rely on data exclusivity, market exclusivity, and patent term extensions when available, and may seek and rely on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including our patents; and to operate without infringing the valid and enforceable patents and other proprietary rights of third parties.

We have prosecuted numerous patents and patent applications and possess know-how and trade secrets relating to the development and commercialization of our ABC Platform and product candidates, including related manufacturing processes and technology. As of December 31, 2018, we were the assignee of record for approximately three U.S. issued patents, and approximately ten U.S. pending patent applications directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as approximately 14 patents issued in jurisdictions outside of the United States and approximately 51 patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. We also have one pending PCT application. For example, these patents and patent applications include claims directed to:

•	therapeutic proteins and biologically active agents conjugated to a biopolymer, which comprise our ABC Platform;
•	specific therapeutics, including KSI-301; and
•	components of our therapeutics.

The following patents and patent applications (including anticipated 20 year expiration dates, which could be altered by, for example, a disclaimer, patent term adjustment or patent term extension) relate to KSI-301 and/or ABC Platform:

Patent and Patent Application Numbers	Anticipated U.S. Expiration Date	Description of Representative U.S. Claims

US 8,846,021, US Appl. No. 14/456,875, EP Patent No. 1988910, JP Patent No. 5528710, JP Patent No. 5745009, and foreign applications in certain jurisdictions claiming priority to PCT/US2007/005372	2/28/2027	Representative claims include conjugates

US Appl. No. 15/368,376, AU Patent No. 2011239434, CA Patent No. 2795667, and foreign applications in certain jurisdictions claiming priority to PCT/US2011/032768	4/15/2031	Representative claims include conjugates

US 8,765,432, US Appl. No. 15/099,234, AU Patent No. 2010330727, EP Patent No. 2512462, CN Patent No. ZL201080062252.7, JP Patent No. 5760007, JP Patent No. 5990629, JP Patent No. 6416832, MX Patent No. 346423, KR Patent No. 10-1852044, MO Patent No. J/002943, and foreign applications in certain jurisdictions claiming priority to PCT/US2010/061358

	5/10/2030	Representative claims include copolymers and methods of making copolymers (ABC Platform specifically)

US Appl. No. 14/916,180 and foreign applications in certain jurisdictions claiming priority to PCT/US2014/054622	9/8/2034	Representative claims include polymers and method of making polymers

US Appl. No. 15/394500 and foreign applications in certain jurisdictions claiming priority to PCT/US2016/069336	12/29/2036	Representative claims include antibody and antibody conjugate claims, as well as methods of making and using the conjugates.

In the normal course of business, we intend to pursue, when possible, composition, method of use, dosing and formulation patent protection, as well as manufacturing and drug development processes and technology. The patents and patent applications we have filed outside of the United States are in Europe, Japan, and various other jurisdictions.

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date.

Our issued U.S. patents will expire on dates ranging from 2027 to 2035. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2027 to 2038. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

We have filed 18 trademark applications. These include two applications that have matured to registration in the United States, both of which have been cancelled. Ten of our applications have matured to registration, of which six are in China, and one is in each of the European Union, Japan, Singapore and Switzerland. We have six pending trademark applications, of which five are in the United States and one is in Canada. We also may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section on “Risk Factors—Risks Related to Intellectual Property.”

We are also a party to an assignment and license agreement with a former collaborator, whereby we were assigned and non-exclusively licensed certain intellectual property relating to KSI-201 and related technology. Under this agreement, we agreed to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize KSI-201, and will owe milestone payments to our former collaborator upon the achievement of certain milestones related to KSI-201, as well as a low single digit percentage royalty on net sales of KSI-201. The assignment and license agreement includes customary termination provisions, including the right of the company to terminate for convenience and the right of either party to terminate for cause.

Employees

As of December 31, 2018, we had 28 employees, all of whom were full-time and 23 of whom were engaged in research and development activities. Approximately 12 of our employees hold Ph.D. or M.D. degrees. Substantially all our employees are located in Palo Alto, California. None of our employees is represented by a labor union or covered under a collective bargaining agreement.

Facilities

Our corporate headquarters are located in Palo Alto, California, where we lease approximately 11,000 square feet of office, research and development, engineering and laboratory space pursuant to a lease agreement which commenced in October 2013 and would expire in October 2018. In March 2016, we executed a third lease amendment agreement that became effective March 31, 2016 and extended the lease term until October 31, 2023. This facility houses all our personnel. We believe that our existing facilities are adequate for our near-term needs but expect to need additional space as we grow. We believe that suitable additional or alternative space would be available as required in the future on commercially reasonable terms.

Legal Proceedings

As of the date of this annual report, we are not a party to any material legal proceedings. In the normal course of business, we may be named as a party to various legal claims, actions and complaints. We cannot predict whether any resulting liability would have a material adverse effect on our financial position, results of operations or cash flows.

Corporate Information

We were formed as a limited liability company on June 22, 2009 under the name Oligasis LLC, and subsequently changed our name to Kodiak Sciences Inc. and converted into a corporation which was incorporated in the state of Delaware on September 8, 2015. Our mailing address and executive offices are located at 2631 Hanover Street, Palo Alto, California. We maintain an internet website at the following address: https://kodiak.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

You should consider carefully the following risk factors, together with all the other information in this report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our consolidated financial statements and notes thereto. The occurrence of any events described in the following risk factors and the risks described elsewhere in this report could harm our business, operating results, financial condition, and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements that we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Business, Financial Condition and Capital Requirements

We are in the early clinical stage of drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company specializing in novel therapeutics to treat chronic, high-prevalence retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We completed the Phase 1 single ascending dose clinical trial for our most advanced product candidate, KSI-301, in November 2018, but have not initiated clinical trials for any of our other product candidates. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and early stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net losses of $41.4 million, $27.9 million and $17.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $110.8 million.

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

Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

As of December 31, 2018, we had cash and cash equivalents of $88.3 million. We believe that our cash and cash equivalents will be sufficient to fund our projected operations for at least the next 12 months.

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

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

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

Our operations have required substantial amounts of cash since inception. To date, we have financed our operations primarily through the sale of equity securities, including our initial public offering, or IPO, convertible notes and warrants. Developing our product candidates is expensive, and we expect to substantially increase our spending as we advance KSI-301 into Phase 2 clinical trials. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of December 31, 2018, we had $88.3 million in cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to fund our projected operations for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

KSI-301 is our only product candidate that we expect to be in clinical studies in the near term. We initiated an ongoing Phase 1 clinical trial of KSI-301 in July 2018, reached the primary endpoint in September 2018, and completed the last patient last visit of that study in November 2018. Neither KSI-301 nor any of our other product candidates has been dosed in a pivotal clinical trial, and it may be years before any such trial is completed, if at all. Further, we cannot be certain that either KSI-301 or any of our product candidates will be successful in clinical trials.

Our early encouraging preclinical and Phase 1 clinical trial results for KSI-301 are not necessarily predictive of the results of our ongoing or future discovery programs or clinical studies. Our Phase 1 clinical trial was designed to evaluate safety and tolerability of KSI-301. Although it has yielded early evidence of bioactivity, it consisted of only nine subjects, and we expect that our Phase 2 trials will have materially different design parameters. For example, our Phase 1 trial did not evaluate durability of KSI-301 across the planned 12-, 16- or 20- week dosing intervals that we intend to evaluate in our Phase 2 trials. Promising results in preclinical studies and Phase 1 clinical trials of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported adverse events.

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

We may encounter substantial delays in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

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
•

delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

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

•

transfer of manufacturing processes to larger-scale facilities operated by contract manufacturing organizations, or CMOs, or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and

•

delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

One of our strategies is to identify and pursue clinical development of additional product candidates through our ABC Platform. Our ABC Platform may not produce a pipeline of viable product candidates, or our competitors may develop platform technologies that render our ABC Platform obsolete or less attractive. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make them unmarketable or unlikely to receive marketing approval. Identifying, developing, obtaining regulatory approval and commercializing additional product candidates for the treatment of retinal diseases will require substantial additional funding and is prone to the risks of failure inherent in drug development. If we are unable to successfully identify, acquire, develop and commercialize additional product candidates, our commercial opportunity may be limited.

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

Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as our product candidates generally cannot be adequately characterized prior to manufacturing the final product. As a result, an assay of the finished product is not sufficient to ensure that the product will perform in the intended manner. Accordingly, we expect to employ multiple steps to attempt to control our manufacturing process to assure that the process works and the product or product candidate is made strictly and consistently in compliance with the process

Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, improper storage or transfer, inconsistency in yields and variability in product characteristics. Even minor deviations from normal manufacturing, distribution or storage processes could result in reduced production yields, product defects and other supply disruptions. Some of the raw materials required in our manufacturing process are derived from biological sources. Such raw materials are difficult to procure and may also be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt commercialization. Production of additional drug substance and drug product for any of our product candidates may require substantial lead time. For example, currently any new large-scale batches of KSI-301 would require at least 12 months to manufacture. In the event of significant product loss and materials shortages, we may be unable to produce adequate amounts of our product candidates or products for our operational needs.

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

If we enter into arrangements with third parties to perform sales, marketing, commercial support and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates if approved.

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

We plan to conduct one or more of our clinical trials outside the United States, including Europe, China and other foreign countries. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, CDA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice and (2) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, CDA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including any trials that we may conduct in China. If the FDA, EMA, CDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming, would delay aspects of our business plan and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a Risk Evaluation and Mitigation Strategy), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, CDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain international jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act, or ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Recent changes in the U.S. administration could lead to repeal of or changes in some or all of the ACA, and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA is fully implemented or there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our reliance on these third parties for research and development activities reduces our control over these activities, but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register ongoing clinical trials and to post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We contract with third parties for the manufacture of materials for our product candidates and preclinical studies and clinical trials and for commercialization of any product candidates that we may develop. This reliance on third parties carries and may increase the risk that we will not have sufficient quantities of such materials, product candidates or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Our current and anticipated future reliance upon others for the manufacture of any product candidates we may develop or medicines may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

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

We rely on third-party suppliers for the raw materials required for the production of our product candidates. Our reliance on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our competitors who are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

We may face significant competition in seeking appropriate collaborations. Recent business combinations among biotechnology and pharmaceutical companies have resulted in a reduced number of potential collaborators. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate or delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

If we enter into collaborations to develop and potentially commercialize any product candidates, we may not be able to realize the benefit of such transactions if we or our collaborator elect not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations and company culture. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Any collaborator may also be subject to many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section, and any negative impact on our collaborators may adversely affect us.

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

Filing, prosecuting and defending patents relating to our ABC Platform, product candidates and other technologies in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as U.S. laws. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We rely on trademarks, service marks, tradenames and brand names. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, any registered or unregistered trademarks or trade names that we currently have or may in the future acquire may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we do not own any registered trademarks for the marks “KODIAK” or “KODIAK SCIENCES” in the United States. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We engage a third party watching service to monitor use by third parties of names that are identical or similar to our name. We have identified at least two companies that are using names that we continue to monitor. If we deem it appropriate, we may decide to take action with respect to those companies. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

As of December 31, 2018, we had 28 employees, all of whom were full-time. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures, our internal computer systems may be vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge, we have not experienced any such material system failure or security breach to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business.

The secure maintenance of information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against.

Our network and storage applications and those of our collaborators, CROs and vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by them. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our employees. Cyber-attacks could cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our collaborators, CROs and vendors may not be adequate to protect against such security breaches and disruptions. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed.

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

The expected withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may cause increased economic volatility, affecting our operations and business. Brexit may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had federal net operating loss carryforwards, or NOLs, of $21.9 million, which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our most recent private placements and other transactions that have occurred since our incorporation including our IPO, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. We will be unable to use our NOLs if we do not attain profitability sufficient to offset our available NOLs prior to their expiration.

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

The market price of our common stock may be volatile. As a result, you may not be able to sell your common stock at or above the price that you paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success of existing or new competitive products or technologies;
•	the timing and results of clinical trials for our current product candidates and any future product candidates that we may develop;
•	commencement or termination of collaborations for our product candidates;
•	failure or discontinuation of any of our product candidates;
•	failure to develop our ABC Platform;
•	results of preclinical studies, clinical trials or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the commencement of litigation;
•	the level of expenses related to any of our research programs, product candidates that we may develop;

•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders, or other stockholders;
•	expiration of market standoff or lock-up agreements;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry, and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, upon the expiration of the market standoff and lock-up agreements, the early release of these agreements or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. The 9.4 million shares we sold in connection with our IPO and the partial exercise of the underwriters’ overallotment option may be resold in the public market immediately. The remaining 27.5 million shares, or 74.5% of our outstanding shares after our IPO as of March 6, 2019, are currently prohibited or otherwise restricted under securities laws, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters; however, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, these shares will be able to be sold in the public market beginning 180 days after the date of the final prospectus related to our IPO.

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

Moreover, holders of an aggregate of approximately 19.8 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described in our final prospectus related to our IPO. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our directors, executive officers, holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own shares representing approximately 59.7% of our outstanding common stock as of December 31, 2018. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We are an “emerging growth company,” and a “smaller reporting company,” and the reduced disclosure requirements applicable us may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, to the extent that we continue to qualify as a "smaller reporting company," as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, we may choose to provide the scaled disclosure available to smaller reporting companies. As a result, the information we provide stockholders may be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are continually evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

As a public company, we are subject to reporting and other obligations under the Exchange Act, including the requirements of SOX Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting.

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

Delaware law and provisions in our certificate of incorporation and bylaws might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions in our certificate of incorporation and bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Palo Alto, California, where we lease approximately 11,000 square feet of office, research and development, engineering and laboratory space pursuant to a lease agreement which commenced in October 2013 and would expire in October 2018. In March 2016, we executed a third lease amendment agreement that became effective March 31, 2016 and extended the lease term until October 31, 2023. This facility houses all our personnel. We believe that our existing facilities are adequate for our near-term needs but expect to need additional space as we grow. We believe that suitable additional or alternative space would be available as required in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Market under the symbol “KOD” since October 4, 2018. Prior to this date, there was no public market for our common stock.

Holders of Common Stock

As of March 6, 2019, there were approximately 103 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Stock Performance Graph

The following graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Kodiak Sciences Inc. under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index for an investment of $100, between October 4, 2018 (the date of our initial public offering) and December 31, 2018. The stockholder returns shown in the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

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

From January 2017 through October 9, 2018, we issued to certain of our employees, consultants and directors, options to purchase an aggregate of 4,241,153 shares of our common stock at exercise prices per share ranging from $0.06 to $10.29. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities. We filed a registration statement on Form S-8 under the Securities Act on October 9, 2018 to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plan.

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

We received aggregate gross proceeds from our IPO of $94.0 million, or aggregate net proceeds of $83.5 million, inclusive of the partial over-allotment option exercise, after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock or (iii) any of our affiliates.

There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 5, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Operating expenses
Research and development	$18,793	$22,022	$14,053
General and administrative	7,581	3,499	3,098
Total operating expenses	26,374	25,521	17,151
Loss from operations	(26,374)	(25,521)	(17,151)
Interest expense	(5,519)	(1,185)	(6)
Other income (expense), net	(4,071)	(1,230)	25
Loss on extinguishment of debt	(5,479)	—	—
Net loss and comprehensive loss	$(41,443)	$(27,936)	$(17,132)
Net loss per share attributable to common stockholders, basic and diluted	$(2.77)	$(3.72)	$(2.38)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	14,976,515	7,515,336	7,211,360

	As of December 31,
	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$88,254	$1,395	$9,622
Working capital	85,623	(7,563)	7,682
Total assets	92,189	3,244	12,114
Total liabilities	5,356	21,965	3,180
Accumulated deficit	(110,766)	(69,323)	(41,387)
Total stockholders’ equity (deficit)	86,833	(68,738)	(41,083)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this report.

Overview

We are a clinical-stage biopharmaceutical company specializing in novel therapeutics to treat chronic, high-prevalence retinal diseases. Our most advanced product candidate is KSI-301, a biologic therapy built with our antibody biopolymer conjugate platform, or ABC platform, which is designed to maintain potent and effective drug levels in ocular tissues. We believe that KSI-301, if approved, has the potential to become an important anti-vascular endothelial growth factor, or anti-VEGF, therapy in wet age-related macular degeneration, or wet AMD, diabetic retinopathy, or DR, including diabetic macular edema, or DME, and other retinal vascular diseases. KSI-301 and our ABC Platform were developed at Kodiak, and we own worldwide rights to those assets, including composition of matter patent protection with respect to KSI-301. We have applied our ABC Platform to develop additional product candidates beyond KSI-301, including KSI-501, our bispecific anti-IL-6/VEGF bioconjugate. We intend to progress these and other product candidates to address high-prevalence ophthalmic diseases.

We initiated our first-in-human, single ascending dose Phase 1a clinical study of KSI-301 in the United States in nine patients with severe diabetic macular edema in July 2018. We successfully dosed all patients at the pre-planned dose levels and reached the 12-week last visit in November 2018. The last visit (twelve-week) data demonstrated safety and durability of responses following the single dose of KSI-301.  Notably:

•	Rapid high-magnitude and durable treatment responses were seen at all dose levels tested in a heavily pre-treated Phase 1 patient population.
•

Twelve weeks after a single dose, median vision improvement from baseline of almost two lines of vision (9 eye chart letters) and median improvement in retinal edema of 121 microns were achieved across all three dose levels tested.

•	No dose-limiting toxicities, drug-related adverse events, or intraocular inflammation were observed through each patients' last visit at 12 weeks.

In the fourth quarter of 2018, we initiated an open-label, multiple-dose Phase 1b study of KSI-301 in the United States in treatment naïve patients with wet AMD, DME/DR, and retinal vein occlusion and expect to complete enrollment of these cohorts of patients in 2019. We intend to present on-going data from the Phase 1b study at medical and investor meetings in 2019.

Having successfully demonstrated early safety and tolerability in the Phase 1 study, with the additional observations around bioactivity and durability, we plan to further evaluate the highest dose tested of KSI-301, 5 mg, in a series of Phase 2 studies in wet AMD and DME/DR.

We expect to be enrolling patients in a global Phase 2 study of KSI-301 in wet AMD in the second quarter of 2019. This study is intended to evaluate the non-inferiority of intravitreal KSI-301 dosed on an every 12-, 16- or 20-week regimen compared to standard of care aflibercept dosed every 8 weeks. The FDA indicated that this study, if successful, can be supportive of a marketing application for KSI-301, and we are designing and intend to execute this Phase 2 study as a pivotal study, with an option for an administrative interim analysis in 2020. A primary data readout is anticipated in 2021.

We additionally plan to initiate two Phase 2 studies in China, one in wet AMD and one in DME, and we are planning for these studies to have the same clinical design frameworks as our United States and European Union studies. We are on track to hold our China pre-IND meeting for KSI-301 in the first half of 2019.

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

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes and warrants to purchase Series B redeemable convertible preferred stock. In October 2018, we completed our initial public offering, or IPO. We sold and issued 9,400,000 shares of common stock at a price to the public of $10.00 per share. The aggregate net proceeds from our IPO, inclusive of the partial over-allotment option exercise, were $83.5 million after deducting underwriting discounts and commissions and other offering costs.

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance our product candidates, particularly KSI-301, through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization; broaden and improve our platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company. Our net losses were $41.4 million, $27.9 million and $17.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $110.8 million.

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

As of December 31, 2018, we had cash and cash equivalents of $88.3 million. We currently plan to raise additional funding as required based on the status of its clinical trials and projected cash flows, however we believe that our cash and cash equivalents are sufficient to fund our projected operations for at least the next 12 months.

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

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting, legal and accounting services associated with maintaining compliance with requirements of the stock exchange listing and Securities and Exchange Commission, or SEC, investor relations costs and director and officer insurance premiums associated with being a public company.

Interest Expense

Interest expense consists primarily of interest expense related to our convertible notes, including accretion of debt discount and debt issuance costs, which converted into shares of common stock upon the closing of our IPO.

Other Income (Expense), Net

Other income (expense), net primarily consists of changes in the fair value of warrants for Series B redeemable convertible preferred stock, changes in fair value of the derivative instruments and interest income.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was recognized for the year ended December 31, 2018 related to the convertible notes issued in February 2018 which converted into shares of common stock upon closing of our IPO.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2018	2017	Dollar	Percent
	(in thousands)
Operating expenses:
Research and development	$18,793	$22,022	$(3,229)	(15)%
General and administrative	7,581	3,499	4,082	117%
Loss from operations	(26,374)	(25,521)	(853)	3%
Interest expense (includes $3,030 and $914 attributable to related parties for the years ended December 31, 2018 and 2017, respectively)	(5,519)	(1,185)	(4,334)	*
Other income (expense), net (includes $2,736 and $1,008 attributable to related parties for the years ended December 31, 2018 and 2017, respectively )	(4,071)	(1,230)	(2,841)	*
Loss on extinguishment of debt (includes $1,587 attributable to related parties for the year ended December 31, 2018)	(5,479)	—	(5,479)	*
Net loss	$(41,443)	$(27,936)	$(13,507)	48%

*	Percentage is not meaningful

Research and Development Expenses

Research and development expenses decreased $3.2 million, or 15%, from the year ended December 31, 2017 to the year ended December 31, 2018.

The following table summarizes our research and development expenses:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
ABC Platform external expenses (1)	$1,397	$931	$466
KSI-301 program external expenses (2)	8,252	14,021	(5,769)
Payroll and personnel expenses (3)	6,825	3,288	3,537
Other research and development expenses (4)	2,319	3,782	(1,463)
Total research and development expenses	$18,793	$22,022	$(3,229)

(1)

ABC Platform external expenses primarily relates to manufacturing of biopolymer intermediate drug substance which can be used with multiple product candidates. These expenses are primarily for services provided by CMOs and CROs.

(2)	KSI-301 program external expenses relates to development of KSI-301, including manufacturing and clinical trial costs. These expenses are primarily for services provided by CMOs and CROs.
(3)

Payroll and personnel expenses includes salaries, benefits and stock-based compensation for our personnel involved in research and development activities. These expenses are separately classified and not allocated to specific programs because these expenses relate to multiple programs.

(4)	Other research and development expenses includes direct costs related to research and development activities other than those listed above.

ABC Platform external expenses increased $0.5 million during the year ended December 31, 2018 as compared to 2017. The increase was primarily driven by biopolymer intermediate drug substance manufacturing runs completed during 2018.

KSI-301 program external expenses decreased $5.8 million during the year ended December 31, 2018 as compared to 2017. The decrease was primarily due to a decrease in manufacturing runs for KSI-301 from 2018 to 2017.

Payroll and personnel expenses increased $3.5 million during the year ended December 31, 2018 as compared to 2017. The increase was a result of increased headcount.

Other research and development expenses decreased $1.5 million during the year ended December 31, 2018 as compared to 2017. The decrease was primarily due to increased focus on KSI-301. Our other research and development expenses may fluctuate in future periods as we elect to develop KSI-501 or other product candidates.

General and Administrative Expenses

General and administrative expenses increased $4.1 million, or 117%, from the year ended December 31, 2017 to the year ended December 31, 2018. The increase in general and administrative expenses was primarily attributable to an increase of $2.2 million in professional services related to accounting, audit, legal and consulting services in connection with our IPO and additional costs associated with operating as a public company, an increase of $1.8 million in salaries, including stock-based compensation, and an increase of $0.1 million in additional allocated overhead expenses due to increased headcount.

Interest Expense

Interest expense increased $4.3 million from the year ended December 31, 2017 to the year ended December 31, 2018, which was mainly attributable to interest expense on convertible notes issued in August 2017 and February 2018, including accretion of debt discount and issuance costs.

Other Income (Expense), Net

Other income (expense), net increased $2.8 million from the year ended December 31, 2017 to the year ended December 31, 2018, which was mainly attributable to the movement in fair value of the redeemable convertible preferred stock warrant liability and derivative instrument related to the convertible notes issued in February 2018, offset by interest income of $0.6 million.

Loss on Extinguishment of Debt

Loss on extinguishment of the convertible notes issued in February 2018 was $5.5 million for the year ended December 31, 2018.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2017	2016	Dollar	Percent
	(in thousands)
Operating expenses:
Research and development	$22,022	$14,053	$7,969	57%
General and administrative	3,499	3,098	401	13%
Loss from operations	(25,521)	(17,151)	(8,370)	49%
Interest expense (includes $914 attributable to related parties for the year ended December 31, 2017)	(1,185)	(6)	(1,179)	*
Other income (expense), net (includes $1,008 attributable to related parties for the year ended December 31, 2017 )	(1,230)	25	(1,255)	*
Net loss	$(27,936)	$(17,132)	$(10,804)	63%

*	Percentage is not meaningful

Research and Development Expenses

Research and development expenses increased $8.0 million, or 57%, from the year ended December 31, 2016 to the year ended December 31, 2017.

The following table summarizes our research and development expenses:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
ABC Platform external expenses (1)	$931	$7,582	$(6,651)
KSI-301 program external expenses (2)	14,021	—	14,021
Payroll and personnel expenses (3)	3,288	3,375	(87)
Other research and development expenses (4)	3,782	3,096	686
Total research and development expenses	$22,022	$14,053	$7,969

(1)

ABC Platform external expenses primarily relates to manufacturing of biopolymer intermediate drug substance which can be used with multiple product candidates. These expenses are primarily for services provided by CMOs and CROs.

(2)	KSI-301 program external expenses relates to development of KSI-301, including manufacturing costs. These expenses are primarily for services provided by CMOs and CROs.
(3)

Payroll and personnel expenses includes salaries, benefits and stock-based compensation for our personnel involved in research and development activities. These expenses are separately classified and not allocated to specific programs because these expenses relate to multiple programs.

(4)	Other research and development expenses includes direct costs related to research and development activities other than those listed above.

ABC Platform external expenses decreased $6.7 million during the year ended December 31, 2017 as compared to 2016. The decrease was primarily attributable to the increased focus on the development of KSI-301 in fiscal 2017.

KSI-301 program external expenses were $14.0 million for the year ended December 31, 2017.

Payroll and personnel expenses did not significantly change during the year ended December 31, 2017 as compared to 2016.

Other research and development expenses increased $0.7 million during the year ended December 31, 2017 as compared to 2016. The increase is attributable to the increase of $0.7 million in CMO and external contractor expenses, increase of $0.5 million in overhead and depreciation expenses, which was offset by a decrease in lab expenses of $0.5 million.

General and Administrative Expenses

General and administrative expenses increased $0.4 million, or 13%, from the year ended December 31, 2016 to the year ended December 31, 2017. The increase in general and administrative expenses was primarily attributable to an increase of $0.3 million in professional services related to legal, accounting, consulting services and an increase of $0.1 million in allocated overhead expenses.

Interest Expense

Interest expense was $1.2 million for the year ended December 31, 2017 which was mainly attributable to interest expense on our convertible notes issued in August 2017, including accretion of debt discount and issuance costs.

Other Income (Expense), Net

Other income (expense), net was $1.2 million for the year ended December 31, 2017, which was mainly attributable to the change in the fair value of the redeemable convertible preferred stock warrant liability.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes and warrants to purchase Series B redeemable convertible preferred stock. In October 2018, we completed our initial public offering, or IPO. We sold and issued 9,400,000 shares of common stock at a price to the public of $10.00 per share. The aggregate net proceeds from our IPO, inclusive of the partial over-allotment option exercise, were $83.5 million after deducting underwriting discounts and commissions and other offering costs. As of December 31, 2018, we had cash and cash equivalents of $88.3 million.

Future Funding Requirements

We have incurred net losses since our inception. For the years ended December 31, 2018, 2017 and 2016, we had net losses of $41.4 million, $27.9 million and $17.1 million, respectively, and we expect to continue to incur additional losses in future periods. As of December 31, 2018, we had an accumulated deficit of $110.8 million. We currently plan to raise additional funding as required based on the status of its clinical trials and projected cash flows, however based on our current business plan, we believe that our existing cash and cash equivalents are sufficient to fund our projected operations for at least the next 12 months.

We believe that our existing cash and cash equivalents, will enable us (i) to advance KSI-301 through completion of enrollment of the global Phase 2 clinical trial in the U.S., the European Union, or EU, and rest of the world in patients with wet AMD as well as through completion of a Phase 1b clinical trial; (ii) to advance KSI-301 into Phase 2 clinical trials in China for wet AMD and DME/DR and through an administrative interim analysis in each of the studies (anticipated to occur when approximately 200 patients have completed approximately six months of treatment duration, per study) subject to successful submission of INDs in China, (iii) to advance KSI-301 into the global Phase 2 clinical trial in the U.S., EU and rest of the world in patients with DME/DR; (iv) towards research and development of our pipeline including KSI-501 and to initiate additional clinical studies in ophthalmology; and (v) to satisfy our working capital needs and other general corporate purposes. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect our losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company.

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

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. See the section titled “Risk Factors” for additional risks associated with our substantial capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(29,031)	$(17,655)	$(16,047)
Investing activities	$(581)	$(209)	$(771)
Financing activities	$116,471	$9,637	$(120)
Net increase (decrease) in cash, cash equivalents and restricted cash	$86,859	$(8,227)	$(16,938)

Cash Flows from Operating Activities

Net cash used in operating activities was $29.0 million for year ended December 31, 2018. Cash used in operating activities was primarily due to the use of funds in our operations to continue to develop KSI-301 and in connection with our IPO, resulting in a net loss of $41.4 million, adjusted by non-cash charges of $18.8 million offset by a change in operating assets and liabilities of $6.4 million. The non-cash charges consisted of $5.5 million in loss on extinguishment of debt, $2.7 million in loss due to change in fair value of redeemable convertible preferred stock warrant liability, $2.0 million in loss due to change in fair value of derivative instrument related to the convertible notes issued in February 2018, $5.5 million in non-cash interest expense and amortization of debt discount and issuance costs, $0.5 million of depreciation expense, and $2.6 million of stock-based compensation. The change in net operating assets and liabilities was primarily due to a decrease in accrued liabilities of $2.1 million mainly related to a decrease in accrued research and development expenses offset by an increase in accrued compensation expenses, a decrease in accounts payable of $2.3 million due to the timing of vendor payments and an increase in prepaid and other assets of $2.0 million mainly due to an increase in advance payments.

Net cash used in operating activities was $17.7 million for the year ended December 31, 2017. Cash used in operating activities was primarily due to the use of funds in our operations to develop KSI-301, resulting in a net loss of $27.9 million, adjusted by non-cash charges of $3.2 million offset by a change in operating assets and liabilities of $7.0 million. The non-cash charges primarily consisted of $1.3 million in expense due to change in fair value of redeemable convertible preferred stock warrant liability, $1.2 million in non-cash interest expense and amortization of debt discount and issuance costs, $0.5 million of depreciation and amortization, and $0.3 million of stock-based compensation. The change in net operating assets and liabilities was primarily due to an increase in accrued liabilities of $4.3 million mainly related to an increase in accrued research and development and accrued compensation expenses, an increase in accounts payable of $2.2 million due to the timing of vendor payments and a decrease in prepaid and other assets of $0.4 million mainly due to amortization of prepaid expenses.

Net cash used in operating activities was $16.0 million for the year ended December 31, 2016. Cash used in operating activities was due to the use of funds in our operations to develop our ABC Platform, resulting in a net loss of $17.1 million, offset by non-cash charges of $0.3 million of depreciation expense and $0.3 million of stock-based compensation expense, a decrease in prepaid expense and other current assets of $0.3 million, and an increase in accrued liabilities and other current assets of $0.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.6 million for the year ended December 31, 2018 and primarily related to the purchase of property and equipment including advance deposits.

Net cash used in investing activities was $0.2 million for the year ended December 31, 2017 and primarily related to purchase of property and equipment.

Net cash used in investing activities was $0.8 million for the year ended December 31, 2016, which was related to $0.8 million used in the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $116.5 million for the year ended December 31, 2018, which consisted primarily of $83.8 million of net proceeds from our IPO, $33.0 million of gross proceeds from issuance of convertible notes, offset by $0.1 million of debt issuance costs, $0.1 million of principal payments under a capital lease agreement and $0.1 million of payments related to tenant improvement allowance payable.

Net cash provided by financing activities was $9.6 million for the year ended December 31, 2017, which consisted primarily of $10.0 million of gross proceeds from issuance of convertible notes, offset by $0.2 million of debt issuance costs, $0.1 million of principal payments under a capital lease agreement and $0.1 million of payments related to tenant improvement allowance payable.

Net cash used in financing activities was $0.1 million for the year ended December 31, 2016, which consisted primarily of principal payments under a capital lease agreement and payments related to tenant improvement allowance payable.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations(1)	$564	$1,179	$1,142	$—	$2,885
Manufacturing agreements(2)	2,816	364	14	—	3,194
Tenant improvement obligations(3)	36	80	94	162	372
Total	$3,416	$1,623	$1,250	$162	$6,451

(1)

We lease our facility under a non-cancelable operating lease. In January 2013, we entered into a lease for our current laboratory and office space that commenced in October 2013 and expired in October 2018. In March 2016, we entered into a lease amendment that extended the lease term to October 2023. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)

We have entered into service agreements with a third-party CMO, pursuant to which the CMO agreed to perform activities in connection with the manufacturing process of certain compounds. Such agreements, and related amendments, state that planned activities that are included in some signed work orders are, in some cases, binding and, hence, obligate us to pay the full price of the work order upon satisfactory delivery of products and services. Per the terms of the agreements, we have the option to cancel signed orders at any time upon written notice, which may or may not be subject to payment of a cancellation fee depending on the timing of the written notice in relation to the commencement date of the work, with the maximum cancellation fee equal to the full price of the work order. Although the payment of the cancellation fee will generally be due at the scheduled commencement date, we may record the manufacturing expense and related obligation as an accrued liability at the time of cancellation.

(3)	We have tenant improvement obligations under our facilities lease agreements, which are required to be paid over the contractually agreed period.

We enter into contracts in the normal course of business with third party contract organizations for preclinical and clinical studies and testing, manufacturing, and providing other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development

Our preclinical and clinical accruals are a component of research and development expenses and are based on patient enrollment and related costs as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs. We estimate research and development accruals, including preclinical and clinical expenses, based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities and other current liabilities on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to CROs or CMOs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

Stock-Based Compensation Expense

We measure and recognize compensation expense for all stock‑based awards made to employees, directors and non‑employees, based on estimated fair values recognized using the straight‑line method over the requisite service period.

The fair value of options to purchase common stock granted to employees is estimated on the grant date using the Black‑Scholes option valuation model. The calculation of stock‑based compensation expense requires that we make certain assumptions and judgments about a number of complex and subjective variables used in the Black‑Scholes model, including the expected term, expected volatility of the underlying common stock and risk‑free interest rate. Changes in these assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Equity instruments issued to non-employees are recorded at their fair value using the Black-Scholes valuation model on the measurement date and are subject to periodic adjustments as the underlying equity instruments vest.

Common Stock Valuations

Prior to our IPO, the estimated fair value of the common stock underlying our stock options and stock awards was determined at each grant date by our board of directors, with assistance from management and external appraisers. All options to purchase shares of our common stock were intended to be exercisable at a price per share not less than the per-share fair value of our common stock underlying those options on the date of grant. The approach to estimate the fair value of the Company’s common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or Practice Aid. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price.

Income Taxes

We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (1) the factors underlying the sustainability assertion have changed and (2) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Net operating loss carryforwards, or NOLs, and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service, or IRS, and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have completed a Section 382 study through December 31, 2018 which concluded no such ownership change had occurred through December 31, 2018

As of December 31, 2018, we had unrecognized tax benefits, all of which would affect income tax expense if recognized, before consideration of our valuation allowance. We do not expect that our uncertain tax positions will materially change in the next twelve months.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation through H.R. 1, or Tax Act. The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rates and implementing a territorial tax system. The corporate tax rate will be reduced from 35% to 21% for tax years beginning after December 31, 2017. This rate change resulted in a $2.5 million reduction in our deferred tax assets as of December 31, 2017 with a corresponding offset to valuation allowance. Under the Tax Act, net operating losses arising after December 31, 2017 do not expire and cannot be carried back. However, the Tax Act limits the amount of net operating losses that can be used annually to 80% of taxable income for periods beginning after December 31, 2017. Existing net operating losses arising in years ending on or before December 31, 2017 are not affected by these provisions.

The SEC released SAB 118 on December 22, 2017 to provide guidance in the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the tax reform. We had no adjustments related to changes in interpretation of tax reform since December 31, 2017.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our consolidated financial statements included in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2018, we had cash and cash equivalents of $88.3 million, consisting of cash held in bank accounts and money market funds denominated in U.S. dollars. Due to the nature of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kodiak Sciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kodiak Sciences Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 27, 2019

We have served as the Company's auditor since 2016.

Kodiak Sciences Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$88,254	$1,395
Prepaid expenses and other current assets	2,195	200
Total current assets	90,449	1,595
Restricted cash	140	140
Property and equipment, net	1,097	1,509
Other assets	503	—
Total assets	$92,189	$3,244

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,050	$3,356
Accrued and other current liabilities	3,776	5,802
Total current liabilities	4,826	9,158
Convertible notes (includes $7,937 at December 31, 2017 due to related parties)	—	9,921
Redeemable convertible preferred stock warrant liability (includes $1,840 at December 31, 2017 attributable to warrants held by related parties)	—	2,300
Other liabilities	530	586
Total liabilities	5,356	21,965
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value, 10,000,000 and 18,753,595 shares authorized at December 31, 2018 and 2017; 0 and 12,385,154 shares issued and outstanding at December 31, 2018 and 2017; liquidation value of $0 and $50,324 at December 31, 2018 and 2017	—	50,017
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 490,000,000 and 28,500,000 shares authorized at December 31, 2018 and 2017; 36,829,857 and 7,936,434 shares issued and outstanding at December 31, 2018 and 2017, respectively	4	1
Additional paid-in capital	197,595	584
Accumulated deficit	(110,766)	(69,323)
Total stockholders’ equity (deficit)	86,833	(68,738)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$92,189	$3,244

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Operating expenses
Research and development	$18,793	$22,022	$14,053
General and administrative	7,581	3,499	3,098
Total operating expenses	26,374	25,521	17,151
Loss from operations	(26,374)	(25,521)	(17,151)
Interest expense (includes $3,030 and $914 attributable to related parties for the years ended December 31, 2018 and 2017, respectively)	(5,519)	(1,185)	(6)
Other income (expense), net (includes $2,736 and $1,008 attributable to related parties for the years ended December 31, 2018 and 2017, respectively )	(4,071)	(1,230)	25
Loss on extinguishment of debt (includes $1,587 attributable to related parties for the year ended December 31, 2018)	(5,479)	—	—
Net loss and comprehensive loss	$(41,443)	$(27,936)	$(17,132)
Net loss per share attributable to common stockholders, basic and diluted	$(2.77)	$(3.72)	$(2.38)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	14,976,515	7,515,336	7,211,360

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2016	12,385,154	$50,017	7,828,908	$1	$18	$(24,255)	$(24,236)
Issuance of common stock upon exercise of stock options	—	—	10,674	—	5	—	5
Vesting of early exercised stock options	—	—	—	—	12	—	12
Issuance of restricted stock awards	—	—	142,938	—	—	—	—
Repurchase of early exercised stock options	—	—	(51,689)	—	(4)	—	(4)
Stock-based compensation expense	—	—	—	—	272	—	272
Net loss	—	—	—	—	—	(17,132)	(17,132)
Balances at December 31, 2016	12,385,154	50,017	7,930,831	1	303	(41,387)	(41,083)
Issuance of common stock upon exercise of stock options	—	—	5,603	—	3	—	3
Vesting of early exercised stock options	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	—	275	—	275
Net loss	—	—	—	—	—	(27,936)	(27,936)
Balances at December 31, 2017	12,385,154	50,017	7,936,434	1	584	(69,323)	(68,738)
Issuance of common stock upon exercise of stock options	—	—	47,800	—	49	—	49
Issuance of restricted stock awards	—	—	27,500	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(12,385,154)	(50,017)	12,385,154	1	50,016	—	50,017
Conversion of redeemable convertible preferred stock warrants into common stock warrants	—	—	—	—	5,000	—	5,000
Issuance of common stock upon exercise of common stock warrants	—	—	100,000	—	—	—	—
Conversion of 2017 and 2018 convertible notes into common stock	—	—	6,932,969	1	55,732	—	55,733
Issuance of common stock upon initial public offering, net of issuance cost of $10,542	—	—	9,400,000	1	83,458	—	83,459
Stock-based compensation expense	—	—	—	—	2,756	—	2,756
Net loss	—	—	—	—	—	(41,443)	(41,443)
Balances at December 31, 2018	—	$—	36,829,857	$4	$197,595	$(110,766)	$86,833

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Cash Flows

(in thousands)

.	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities
Net loss	$(41,443)	$(27,936)	$(17,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	490	549	257
Non-cash interest expense and amortization of debt discount and issuance cost	5,482	1,161	—
Change in fair value of redeemable convertible preferred stock warrant liability	2,700	1,260	—
Change in fair value of derivative instrument	1,988	—	—
Extinguishment of debt	5,479	—	—
Stock-based compensation	2,665	275	272
Changes in assets and liabilities:
Prepaid expense and other current assets	(1,995)	368	270
Other assets	—	8	35
Accounts payable	(2,323)	2,282	23
Accrued and other current liabilities	(2,105)	4,330	242
Other liabilities	31	48	(14)
Net cash used in operating activities	(29,031)	(17,655)	(16,047)
Cash flows from investing activities
Purchase of property and equipment	(78)	(209)	(771)
Deposits on property and equipment	(503)	—	—
Net cash used in investing activities	(581)	(209)	(771)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	83,755	—	—
Payments for repurchase of early exercised stock options	—	—	(4)
Proceeds from issuance of convertible notes (includes $9,560 and $8,000 from related parties for the years ended December 31, 2018 and 2017, respectively)	33,000	10,000	—
Debt issuance cost	(140)	(181)	—
Principal payments of capital lease	(108)	(97)	(62)
Proceeds from issuance of common stock upon option exercise	49	3	5
Principal payments of tenant improvement allowance payable	(85)	(88)	(59)
Net cash provided by (used in) financing activities	116,471	9,637	(120)
Net increase (decrease) in cash, cash equivalents and restricted cash	86,859	(8,227)	(16,938)
Cash, cash equivalents and restricted cash, at beginning of year	1,535	9,762	26,700
Cash, cash equivalents and restricted cash, at end of year	$88,394	$1,535	$9,762
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$88,254	$1,395	$9,622
Restricted cash	140	140	140
Cash, cash equivalents and restricted cash in consolidated balance sheets	$88,394	$1,535	$9,762

Supplemental cash flow information:
Cash paid for interest	$19	$24	$6
Supplemental disclosures of non-cash investing and financing information:
Issuance of derivative instrument related to convertible notes payable	$6,603	$—	$—
Unpaid offering costs	$205	$—	$—
Offering costs paid in restricted stock awards	$91	$—	$—
Redeemable convertible preferred stock warrant issued in connection with convertible notes	$—	$1,040	$—
Acquisition of equipment through capital lease	$—	$73	$246
Purchase of property and equipment under accounts payable and tenants improvement allowance payable	$—	$—	$731

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. The Company

Kodiak Sciences Inc. (the “Company”) is a clinical-stage biopharmaceutical company specializing in novel therapeutics to treat high-prevalence ophthalmic diseases. The Company devotes substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel.

The Company was formed as a limited liability company on June 22, 2009 under the name Oligasis LLC. The Company changed its name and converted into a corporation which was incorporated in the state of Delaware on September 8, 2015.

Initial Public Offering

In October 2018, the Company sold and issued 9,000,000 shares of common stock at a price to the public of $10.00 per share for gross proceeds of $90.0 million. In November 2018, the Company sold and issued an additional 400,000 shares of common stock at $10.00 per share to the underwriters of the initial public offering (“IPO”) following the partial exercise of their over-allotment option for gross proceeds of $4.0 million. The aggregate net proceeds to the Company from the IPO, inclusive of the partial over-allotment option exercise, were $83.5 million after deducting underwriting discounts and commissions and other offering costs.

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations since inception and had an accumulated deficit of $110.8 million as of December 31, 2018. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock, convertible notes, warrants to purchase Series B redeemable convertible preferred stock and the sale of common stock in the IPO. To date, none of the Company’s product candidates have been approved for sale and therefore, the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. The Company currently plans to raise additional funding as required based on the status of its clinical trials and projected cash flows, however the Company believes that its cash and cash equivalents as of December 31, 2018 are sufficient for the Company to continue as a going concern for at least 12 months from the filing date of these consolidated financial statements for the period ended December 31, 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and the accounts of Kodiak Sciences Financing Corporation, the Company’s direct wholly owned subsidiary, incorporated in the United States, and Kodiak Sciences GmbH, the Company’s indirect wholly owned subsidiary, incorporated in Switzerland. All intercompany accounts and transactions have been eliminated. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar. The aggregate foreign currency transaction loss included in determining net loss was $0.3 million, $0.1 million and less than $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of research and development of drugs for ophthalmic diseases. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and expenses during the reporting period. Such estimates include, but are not limited to, the accrual for research and development expenses, the valuation of deferred tax assets, useful lives of property and equipment, stock-based compensation, and the valuation of common shares, convertible debt, derivatives and redeemable convertible preferred stock warrants prior to the Company’s IPO. Actual results could differ from those estimates.

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties common to clinical-stage companies in the biotechnology industry. The Company’s product candidates are in development and the Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biotechnology companies. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of any of the Company’s product candidates that receive regulatory approval, competition from new technological innovations, substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals, contract manufacturer and research organizations, and other suppliers.

Products developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that any of the Company’s product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approvals, it could have a materially adverse impact on the Company. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales.

The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable by the Company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are held at two U.S. financial institutions. Such deposits may, at times, exceed federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with stated maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds.

Restricted Cash

As of December 31, 2018, and 2017, the Company had $0.1 million of long-term restricted cash deposited with a financial institution. The entire amount is held in a separate bank account to support a letter of credit agreement related to the Company’s headquarter facility lease which expires in 2023.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments consisting of cash and cash equivalents, accounts payable and accrued liabilities and other current liabilities, approximate fair value due to their relatively short maturities.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation for acquired assets. Depreciation is computed using the straight-line method over the estimated useful lives of assets, which is generally four years for laboratory equipment, three years for computer equipment and office equipment, five years for computer software and five to seven years for furniture and fixtures. Leasehold improvements are stated at cost and amortized over the shorter of the useful life of the assets or the length of the lease. Upon sale or retirement of assets, the costs and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets. There have been no such impairments of long-lived assets in the years ended December 31, 2018 and 2017.

Redeemable Convertible Preferred Stock

The Company recorded the redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock was recorded outside of permanent equity because in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the redeemable convertible preferred stock would become redeemable at the option of the holders. All outstanding shares of the redeemable convertible preferred stock converted into common stock upon effectiveness of the IPO.

Redeemable Convertible Preferred Stock Warrants

The Company issued redeemable convertible preferred stock warrants as additional consideration for the convertible notes issued in August 2017 (“preferred stock warrants”), which were classified as liabilities. The preferred stock warrants were recorded at fair value upon issuance and remeasured to fair value at each balance sheet date, with any changes in fair value recognized in the consolidated statements of operations and comprehensive loss.

All outstanding preferred stock warrants converted into common stock warrants upon effectiveness of the IPO. The common stock warrants were reclassified as equity and the fair value on the date of reclassification was recorded to additional paid-in capital.

Derivative Instruments

The convertible senior secured promissory notes issued in August 2017 (“2017 convertible notes”) and convertible subordinated unsecured promissory notes issued in February 2018 (“2018 convertible notes”) contained embedded features that provided the lenders with multiple settlement alternatives. Certain of these settlement features provided the lenders a right to a fixed number of the Company’s shares upon conversion of the notes (“conversion option”). Other settlement features provided the lenders the right or the obligation to receive cash or a variable number of shares upon the completion of a capital raising transaction, change of control or default of the Company (“redemption features”).

The conversion options of the 2017 convertible notes and 2018 convertible notes did not meet the requirements for separate accounting as an embedded derivative. However, the redemption features of the 2017 convertible notes and 2018 convertible notes met the requirements for separate accounting and are accounted for as a single, compound derivative instrument (“2017 derivative instrument” and “2018 derivative instrument”, respectively). The derivative instruments were recorded at fair value at inception and remeasured to fair value at each balance sheet date, with any changes in fair value recognized in the consolidated statements of operations and comprehensive loss (see Note 13).

The fair value of the 2017 derivative instrument was immaterial upon the effectiveness of the IPO. The fair value of the 2018 derivative instrument upon the effectiveness of the IPO was recognized in the consolidated statements of operations and comprehensive loss and the derivative liability was extinguished.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Research and Development Expenses

Costs related to research, design and development of products are charged to research and development expense as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, including stock-based compensation, laboratory supplies, outside services and allocated overhead, including rent, equipment, depreciation and utilities.

Accrued Research and Development

The Company has entered into various agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued and other current liabilities on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs or CMOs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation, which requires stock-based compensation cost to be measured at grant date, based on the fair value of the award.

The Company accounts for equity instruments issued to non-employees using a fair value approach. The fair value of stock options granted to non-employees is calculated at each grant date and remeasured at each reporting date using the Black-Scholes option pricing model.

Fair Value of Common Stock

Prior to the Company’s IPO, the fair value of the Company’s common stock was determined by the board of directors with assistance from management and external appraisers. Management’s approach to estimate the fair value of the Company’s common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Aid”). Management considered several factors to estimate enterprise value, including significant milestones that would generally contribute to increases in the value of the common stock. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses (“NOLs”) and research and development credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

The Company accounts for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There have been no items qualifying as other comprehensive income (loss) and, therefore, for all periods presented, the Company’s comprehensive loss was the same as its reported net loss.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of this calculation, the redeemable convertible preferred stock, preferred stock warrants, convertible notes, common stock subject to repurchase, and stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Since the Company has reported net loss for all periods presented, diluted net loss per share is the same as basic net loss per common share for those periods.

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, ASC 840 Leases. In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842), Codification Improvements, and ASU 2018-11, Leases (Topic 842), Targeted Improvements. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. ASU 2016-02, ASU 2018-10, and ASU 2018-11 (collectively, the "new lease standard") is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The Company plans to adopt ASU 2016-02 effective January 1, 2019 using the modified retrospective transition approach under ASU 2018-11. The Company is currently in the process of evaluating the impact that the adoption of the new lease standard will have on the consolidated financial statements. Upon adoption, the Company expects to recognize the right-of-use asset and related liability for the lease of its office and laboratory space in Palo Alto, California (Note 7).

3. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Leasehold improvement	$1,260	$1,260
Laboratory equipment	1,133	1,174
Furniture and fixtures	225	225
Computer software	85	173
Office equipment	79	79
Computer equipment	—	52
Total property and equipment	2,782	2,963
Less: Accumulated depreciation	(1,685)	(1,454)
Property and equipment, net	$1,097	$1,509

All property and equipment are maintained in the United States. Depreciation expense, including depreciation of assets under capital leases, was $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

4. Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued salaries and benefits	$2,061	$1,129
Accrued research and development	1,387	4,293
Accrued professional fees	117	19
Accrued legal fees	82	35
Accrued other liabilities	129	326
Total accrued and other current liabilities	$3,776	$5,802

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$87,957	$—	$—	$87,957
Total	$87,957	$—	$—	$87,957

There was no liability measured at fair value on a recurring and non-recurring basis as of December 31, 2018.

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,217	$—	$—	$1,217
Total	$1,217	$—	$—	$1,217
Liabilities:
Preferred stock warrant liability	$—	$—	$2,300	$2,300
Total	$—	$—	$2,300	$2,300

There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2018 and 2017.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments (in thousands):

	Preferred Stock Warrant Liability	2018 Derivative Instrument Liability
Fair value as of December 31, 2016	$—	$—
Issuance of financial instruments	1,040	—
Change in fair value included in other income (expense), net	1,260	—
Fair value as of December 31, 2017	2,300	—
Issuance of financial instruments	—	6,603
Change in fair value included in other income (expense), net	2,700	1,988
Conversion of preferred stock warrants into common stock warrants	(5,000)	—
Extinguishment of 2018 derivative instrument liability	—	(8,591)
Fair value as of December 31, 2018	$—	$—

In October 2018, the preferred stock warrants converted into common stock warrants and the 2018 derivative liability was extinguished in connection with the Company’s IPO.

The Company used a hybrid method between the probability-weighted expected return method (“PWERM”) and the Black-Scholes option pricing model (“OPM”) to estimate the fair value of the preferred stock warrants, 2017 convertible notes and derivative instruments as of December 31, 2017. The PWERM is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the Company, as well as the economic and control rights of each share class. The Company considered the probability of occurrence of an IPO, the enterprise value and the discount rate, which is a blended rate that reflects the risk associated with the business during the forecasted period, as inputs to the PWERM. Estimates of fair value using the OPM are affected by assumptions regarding a number of complex variables, including expected term, expected volatility, expected dividend, and risk-free interest rate. At December 31, 2017, the fair values recognized for the preferred stock warrants, 2017 derivative instrument, and for disclosure purposes of the fair value of 2017 convertible notes, assumed a discount rate of 57.5%, volatility of 75%, a risk-free rate of 1.97%, no dividends expected to be paid, and an expected term based on the timing for the IPO scenario and the private company scenario.

The estimated fair value of the 2017 convertible notes (Level 3 instrument for disclosure purposes) was $19.0 million as of December 31, 2017.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

6. Convertible Notes

2017 Convertible Notes

In August 2017, the Company received $10.0 million in gross proceeds from the issuance of the 2017 convertible notes and warrants to purchase Series B redeemable convertible preferred stock (Note 12). Of this, $8.0 million aggregate principal amount of the 2017 convertible notes were issued to related parties. Interest on the unpaid principal balance of the 2017 convertible notes accrued and compounded monthly from October 1, 2017 at a rate of 2.5% per month and was payable at maturity. Unless converted or redeemed upon occurrence of certain events, the 2017 convertible notes were to mature on December 1, 2020. The 2017 convertible notes included embedded derivatives that were required to be bifurcated and accounted for separately as a single, compound derivative instrument (Note 13).

The discount on 2017 convertible notes was amortized over the contractual period of 3.31 years, using the effective interest rate method. The 2017 convertible notes had an annual effective interest rate of 38.18% per year. The 2017 convertible notes interest expense for the year ended December 31, 2018 was $2.8 million, consisting of $2.7 million of contractual interest expense and less than $0.1 million of debt discount and issuance costs amortization. The 2017 convertible notes interest expense for the year ended December 31, 2017 was $1.1 million, consisting of $0.8 million of contractual interest expense and $0.3 million of debt discount and issuance costs amortization.

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

The Company issued 2,637,292 shares of common stock to the holders of the 2017 convertible notes at the closing of the Company’s IPO on October 9, 2018. The Company recorded the carrying value of the debt including principal and accrued interest of $13.5 million, net of the unamortized debt discount of $0.7 million, into its capital accounts on the consolidated balance sheets on the date of conversion upon the closing of the IPO.

2018 Convertible Notes

In February 2018, the Company received $33.0 million in gross proceeds from the issuance of 2018 convertible notes, of which the Company issued $31.2 million aggregate principal amount on February 2, 2018 (“first tranche”) and $1.8 million aggregate principal amount on February 23, 2018 (“second tranche”). Of this, $9.6 million were issued to related parties. Interest on the unpaid principal balance of the 2018 convertible notes accrued from the date of issuance and compounded monthly from February 28, 2018 at a rate of 6.0% per year and is payable at maturity. Unless converted, the 2018 convertible notes were to mature on the earlier of (1) December 1, 2020 and (2) the date of the consummation of a change of control. The 2018 convertible notes included embedded derivatives that are required to be bifurcated and accounted for separately as a single, compound derivative instrument (Note 13).

The discount on 2018 convertible notes for the first and second tranche was amortized over the contractual period of 2.83 years and 2.77 years, respectively, using the effective interest rate method. The 2018 convertible notes had an annual effective interest rate of 15.10% per year for the first tranche and 15.45% per year for the second tranche. The 2018 convertible notes interest expense for the year ended December 31, 2018 was $2.6 million, consisting of $1.4 million of contractual interest expense and $1.2 million of debt discount and issuance costs amortization.

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The 2018 convertible notes would automatically convert into shares of the Company’s common stock at a price equal to (1) 80% of the initial price to public in a qualified initial public offering if such offering was completed prior to February 2, 2019 and (2) 75% of the initial price to public in a qualified initial public offering if such offering was completed on or after February 2, 2019. A qualified initial public offering for the purposes of the 2018 convertible notes was one in which the Company generated aggregate gross proceeds of at least $75.0 million or all of the 2018 convertible notes converted into shares of the Company’s common stock.

The Company issued 4,295,677 shares of common stock to the holders of the 2018 convertible notes at the closing of the Company’s IPO on October 9, 2018. The Company accounted for the conversion of the 2018 convertible notes into shares of common stock as a debt extinguishment and recorded $5.5 million loss on such extinguishment in its consolidated statements of operations for the year ended December 31, 2018. The Company recorded the carrying value of the debt including principal and accrued interest of $34.4 million, net of the unamortized debt discount of $5.5 million, into its capital accounts on the consolidated balance sheet on the date of conversion upon the closing of the IPO.

7. Commitments and Contingencies

Leases

In January 2013, the Company executed a non-cancellable lease agreement for office and laboratory space in Palo Alto, California. The lease began in October 2013 and would expire in October 2018. In March 2016, the Company executed a lease amendment agreement which was effective March 2016 and extended the lease term until October 2023.

The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense was $0.6 million and $0.6 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes the Company’s future minimum commitments under non-cancelable contracts (in thousands):

As of December 31,	Operating Lease
2019	$564
2020	581
2021	598
2022	616
2023	526
Total payments	$2,885

Corporate Housing

In November 2018, the Company entered into an agreement with our CEO to lease his personal property, located 0.5 miles from Kodiak’s Palo Alto facility, to the Company at fair market value to provide flexible corporate housing for relocating employees. Total expected lease payments under the agreement are $0.1 million.

Other Commitments and Contingencies

The Company has entered into service agreements with Lonza AG and its affiliates (“Lonza”), pursuant to which Lonza agreed to perform activities in connection with the manufacturing process of certain compounds. Such agreements, and related amendments, state that planned activities that are included in the signed work orders are, in some cases, binding and, hence, obligate the Company to pay the full price of the work order upon satisfactory delivery of products and services. Per the terms of the agreements, the Company has the option to cancel signed orders at any time upon written notice, which may or may not be subject to payment of a cancellation fee. The level of cancellation fees may be dependent on the timing of the written notice in relation to the commencement date of the work, with the maximum cancellation fee equal to the full price of the work order. As of December 31, 2018 and 2017, the total amount of unconditional purchase obligations, including accrued amounts, under these agreements was $3.2 million and $10.9 million, respectively. Purchases under this agreement for the years ended December 31, 2018, 2017 and 2016 were $2.8 million, $13.9 million and $6.1 million, respectively. As of December 31, 2018, the Company had not incurred any cancellation fees for the work performed by Lonza.

The Company is also party to a cancellable assignment and license agreement that would require the Company to make milestone payments of up to $33.2 million and royalty payments on net sales of products utilizing KSI-201 and related technology. Such milestones and royalties are dependent on future activity or product sales and are not estimable.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Tenant Improvement Allowance Payable

In May 2013, the Company entered into a tenant improvement allowance agreement with its landlord. The agreement allowed the Company to draw down $0.3 million for tenant improvements related to the office lease over the period from the execution of the agreement to October 2018. The interest rate is 8% per year over the lease period. This tenant improvement allowance was repaid in October 2018.

In March 2016, the Company entered into a lease amendment, under which the Company is allowed to draw down an additional allowance of $0.4 million for tenant improvements related to the office lease over the period from the execution of the agreement to October 2023. The interest rate is 8% per year over 10 years. Principal and interest are payable on the first day of every month.

As of December 31, 2018 and 2017, the current portion of the tenant improvement allowance payable in accrued and other current liabilities was less than $0.1 and $0.1 million, respectively. As of December 31, 2018 and 2017, the non-current portion of the tenant improvement allowance payable in other liabilities was $0.3 million and $0.4 million, respectively.

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

8. Income Taxes

The Company has not recorded any income tax expense. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets.

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
United States	$(17,273)	$(3,240)	$(14,632)
Foreign	(24,170)	(24,696)	(2,500)
Total loss before income taxes	$(41,443)	$(27,936)	$(17,132)

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets are as follows (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$11,044	$11,270	$7,022
Intangible assets	7,588	618	783
Research and development tax credits	1,559	788	235
Accruals	700	393	172
Stock-based compensation	394	—	—
Property and equipment	109	97	88
Other	—	26	65
Total gross deferred tax asset	21,394	13,192	8,365
Valuation allowance	(21,394)	(13,192)	(8,365)
Net deferred tax assets	$—	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The net change in the total valuation allowance for the years ended December 31, 2018, 2017 and 2016 was an increase of approximately $8.2 million, $4.8 million and $6.2 million, respectively.

On December 22, 2017, H.R. 1 (“Tax Act”) was enacted and included broad tax reforms. The Tax Act reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The rate change resulted in a $2.5 million reduction in the Company’s deferred tax assets as of December 31, 2017 with an offsetting change in the valuation allowance. The Tax Act also imposed a deemed repatriation of foreign earnings of subsidiaries; Kodiak Sciences GmbH is considered an E&P deficit corporation for the purposes of this provision and thus no income inclusion was required. The Company has elected to treat taxes on Global Intangible Low Tax Income (“GILTI”) as period costs starting in 2018.

The SEC released SAB 118 on December 22, 2017 to provide guidance in the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the tax reform. The Company had no adjustments related to changes in interpretation of tax reform since December 31, 2017.

NOLs and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed a Section 382 study through December 31, 2018 which concluded no such ownership change had occurred through December 31, 2018.

As of December 31, 2018, the Company has $21.9 million of federal and $71.3 million of state net operating loss available to offset future taxable income. The federal net operating loss carryforwards begin to expire in 2035 and the state net operating loss carryforwards begin to expire in 2035, if not utilized.

As of December 31, 2018, the Company also had federal and state research and development credit carryforwards of $1.2 million and $0.7 million, respectively. The federal research and development credit carryforwards expire beginning 2035. The California tax credit can be carried forward indefinitely.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Federal statutory income tax rate	21.0%	34.0%	34.0%
State taxes (tax effected)	5.6	7.1	5.1
Foreign tax rate differential	(3.8)	(17.1)	(2.8)
Research tax credit	1.3	0.8	0.4
Stock-based compensation	(0.6)	(0.3)	(0.2)
Other	(0.1)	(0.3)	(0.3)
Remeasurement of deferred tax due to tax law change	—	(8.8)	—
Fair value adjustments	(2.4)	—	—
Extinguishment of convertible note	(2.7)	—	—
Change in valuation allowance	(18.3)	(15.4)	(36.2)
Provision for income taxes	0.0%	0.0%	0.0%

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense, net as necessary.

The beginning and ending unrecognized tax benefits amounts are as follows (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Unrecognized tax benefits at beginning of period	$357	$235	$128
Increases related to prior year tax positions	—	102	—
Increases related to current year tax positions	41	20	107
Unrecognized tax benefits at end of period	$398	$357	$235

The Company files income tax returns in the United States and Switzerland. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits.

9. Redeemable Convertible Preferred Stock

As of December 31, 2018 and 2017, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 and 18,753,595 shares of preferred stock at the par value of $0.0001 per share.

Upon the closing of the Company’s IPO on October 9, 2018, all outstanding redeemable convertible preferred stock converted into shares of common stock. As of December 31, 2018, there are no holders of the Company’s preferred stock.

As of December 31, 2017, redeemable convertible preferred stock consisted of the following (in thousands, except per share and share amounts):

	Redeemable Convertible Preferred Stock		Liquidation	Carrying	Original Issuance
	Authorized	Outstanding	Value	Value	Price
Series A redeemable convertible preferred stock	6,253,595	5,593,154	$16,364	$16,283	$3.17
Series B redeemable convertible preferred stock	12,500,000	6,792,000	33,960	33,734	$5.00
Total	18,753,595	12,385,154	$50,324	$50,017

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Prior to the closing of the Company’s IPO, the holders of redeemable convertible preferred stock had the following various rights and preferences:

Liquidation Preference

In the event of any liquidation event, the holders of the Series B redeemable convertible preferred stock were entitled to receive in any distribution of any of the assets of the Company in preference to the holders of the Series A redeemable convertible preferred stock or common stock, an amount equal to the original issue price, adjusted for any stock splits, stock dividends, recapitalizations, reclassifications, combinations or similar transactions (collectively, “anti-dilution adjustments”), plus all declared and unpaid dividends on such shares. After full payment to holders of the Series B redeemable convertible preferred stock, payment would be made to the holders of Series A redeemable convertible preferred stock, in preference to the holders of the common stock, an amount equal to the original issue price, adjusted for any anti-dilution adjustments, plus all declared and unpaid dividends on such shares. After the payment of the liquidation preference, all remaining assets available for distribution would be distributed ratably among the holders of the common stock. If available assets were insufficient to pay the full liquidation preference of a given series of redeemable convertible preferred stock, the assets available for distribution to holders of such preferred stock would be distributed among such holders on a pro rata basis.

Notwithstanding the above, for purposes of determining the amount each holder of shares of redeemable convertible preferred stock was entitled to receive with respect to a liquidation event, each such holder of shares of a series of redeemable convertible preferred stock would be deemed to have converted such holder’s shares of such series into shares of common stock immediately prior to the liquidation event if, as a result of an actual conversion, such holder would receive, in the aggregate, an amount greater than the amount that would be distributed to such holder if such holder did not convert such series of redeemable convertible preferred stock into shares of common stock. If any such holder would be deemed to have converted shares of redeemable convertible preferred stock into common stock pursuant to this paragraph, then such holder would not be entitled to receive any distribution that would otherwise be made to holders of redeemable convertible preferred stock that had not converted into shares of common stock.

Conversion

Shares of any series of redeemable convertible preferred stock could be converted, at the option of the stockholder, into such number of fully paid and non-assessable shares of common stock. The conversion price was determined by dividing the original issuance price applicable to each series of redeemable convertible preferred stock, adjusted for any anti-dilution adjustments, by the applicable conversion price for such series. The Company’s redeemable convertible preferred stock was convertible into the Company’s shares of common stock on a one-for-one basis.

Shares of redeemable convertible preferred stock would automatically be converted into shares of common stock at the then effective conversion rate for such share, upon earlier to occur of: (1) the date, or the occurrence of event, specified by the vote of or written consent of the holders of at least a majority of the redeemable convertible preferred stock voting together as a single class on an as-converted basis; and (2) immediately prior to the consummation of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act, covering the offer and sale of the Company’s common stock, provided that the per share price was at least $10.00 and gross proceeds to the Company were equal to or greater than $75.0 million.

Dividends

The redeemable convertible preferred stock dividends were not cumulative and were payable only when declared by the board of directors. No such dividends were declared. Such dividends were in preference to any dividends to holders of common stock.

Voting Rights

Each holder of redeemable convertible preferred stock would be entitled to the number of votes equal to the number of shares of common stock into which the shares of redeemable convertible preferred stock held by such holder could be converted as of the record date. Holders of redeemable convertible preferred stock and common stock generally vote as a single class.

Redemption and Balance Sheet Classification

The redeemable convertible preferred stock was recorded in mezzanine equity because while it was not mandatorily redeemable, it would become redeemable at the option of the stockholders upon the occurrence of certain deemed liquidation events that were considered not solely within the Company’s control.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

10. Common Stock

As of December 31, 2018 and 2017, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 490,000,000 and 28,500,000 shares of common stock at the par value of $0.0001 per share. Each share of common stock is entitled to one vote. The board of directors may declare and pay dividends to holders of common stock. The Company has never declared or paid any dividends on common stock.

The Company had reserved common stock for future issuances as follows:

	December 31, 2018	December 31, 2017
Exercise of options outstanding	5,135,267	1,204,414
Exercise of common stock warrants outstanding	400,000	—
Issuance of common stock under the 2018 Equity Incentive Plan	3,024,404	—
Issuance of common stock under the 2018 Employee Share Purchase Plan	460,000	—
Issuance of common stock under the 2015 Equity Incentive Plan	—	605,557
Conversion of redeemable convertible preferred stock	—	12,385,154
Conversion of convertible notes outstanding	—	2,153,781
Exercise of preferred stock warrants outstanding	—	500,000
Total	9,019,671	16,848,906

11. Stock-Based Compensation

2018 Equity Incentive Plan

In August 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. The 2018 Plan initially reserved 4,300,000 shares of common stock for the issuance of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company. The number of shares available for issuance will increase annually on the first day of each fiscal year beginning in 2019 equal to the least of (1) 4,300,000 shares, and (2) 4% of outstanding shares of common stock as of the last day of the immediately preceding year, and (3) such other amount as determined by the board of directors. The exercise price of options must be equal to at least the fair market value of the common stock on the grant date. For ISOs, the term may not exceed ten years, except in respect to any participant with more than 10% of voting power of all classes or stock, then the term may not exceed five years and the exercise price must be equal to at least 110% of the fair market value of the common stock on the grant date. Options granted generally vest over four years.

The 2015 Equity Incentive Plan was terminated in connection with the adoption of the 2018 Plan and the 63,359 shares that were then unissued and available for future award under the 2015 Equity Incentive Plan became available under the 2018 Plan. The awards outstanding under the 2015 Equity Incentive Plan continue to be governed by their existing terms. As of December 31, 2018, there were 3,024,404 shares available for grant under the 2018 Plan.

2015 Equity Incentive Plan

In September 2015, the Company adopted the 2015 Equity Incentive Plan (“2015 Plan”) under which 2,810,513 shares of common stock were reserved for issuance through grants of incentive stock options, nonqualified stock options and restricted stock awards (“RSAs”) to employees, directors and consultants of the Company. During 2018, the board of directors approved an increase of 2,125,000 shares to the common stock reserved under the 2015 Plan. The awards outstanding under the previously terminated 2009 Share Incentive Plan continue to be governed by their existing terms.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Stock Options

Stock option activity under the 2018 Plan and 2015 Plan is summarized as follows (in thousands, except share and per share data):

		Outstanding Awards
	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, January 1, 2016	1,814,560	102,937	$0.23	7.92	$86
Options granted	(1,209,595)	1,209,595	$1.04	9.53
Options exercised	—	(10,674)	$0.45	6.76	7
Options forfeited or canceled	38,101	(38,101)	$0.97	9.38
Repurchase of early exercised options	51,689	—	$0.12
RSAs granted(1)	(142,938)	—
Balance, December 31, 2016	551,817	1,263,757	$0.98	9.42	$100
Options granted	(137,500)	137,500	$1.06
Options exercised	—	(5,603)	$0.50		3
Options forfeited or canceled	191,240	(191,240)	$1.04
Balance, December 31, 2017	605,557	1,204,414	$0.98	8.49	$41
Shares authorized	6,425,000	—
RSAs granted	(27,500)	—
RSUs granted	(60,000)	60,000	$10.00
Options granted	(4,103,653)	4,103,653	$7.45
Options exercised	—	(47,800)	$1.03		290
Options forfeited or canceled	185,000	(185,000)	$5.19
Balance, December 31, 2018	3,024,404	5,135,267	$5.99	9.07	$10,681
Shares exercisable, December 31, 2017		863,791	$0.97	8.38	$30
Vested and expected to vest, December 31, 2017		1,204,414	$0.98	8.49	$41
Shares exercisable, December 31, 2018		1,766,385	$3.11	8.28	$7,182
Vested and expected to vest, December 31, 2018		5,135,267	$5.99	9.07	$10,681

(1)	Reflects an adjustment to shares available for grant related to the issuance of restricted stock awards under the 2015 Plan.

During the years ended December 31, 2018, 2017 and 2016, the Company granted 3,888,653, 107,500 and 1,205,940 stock options, respectively, to employees with a weighted-average grant date fair value of $4.36, $0.61 and $0.60 per share, respectively.

Shares Subject to Repurchase

The Company has a right of repurchase with respect to unvested shares issued upon early exercise of options at an amount equal to the lower of (1) the exercise price of each restricted share being repurchased and (2) the fair market value of such restricted share at the time the Company’s right of repurchase is exercised. The Company’s right to repurchase these shares lapses as those shares vest over the requisite service period.

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as accrued liabilities and other current liabilities on the consolidated balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. At December 31, 2018 and 2017, 0 and 2,887 shares, respectively, remained subject to the Company’s right of repurchase as a result of the early exercised stock options.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Fair Value of Options Granted

Prior to the Company’s IPO, the fair value of the shares of common stock underlying the stock options was determined by the board of directors with assistance from management and external appraisers as there has been no historical public market for the Company’s common stock. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price.

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Expected volatility	59%	63%	64%
Risk-free interest rate	2.82%	1.89%	1.22%
Dividend yield	0%	0%	0%
Expected term	6.06	6.00	5.84

Expected Term. The expected term is calculated using the simplified method, which is available where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term.

Expected Volatility. The Company used an average historical stock price volatility of a peer group of publicly traded companies to be representative of its expected future stock price volatility, as the Company does not have sufficient trading history for its common stock. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, the Company measured historical volatility over a period equivalent to the expected term. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.

Expected Dividend Rate. The Company has not paid and does not anticipate paying any dividends in the near future. Accordingly, the Company has estimated the dividend yield to be zero.

The total value of employee options vested during the years ended December 31, 2018, 2017 and 2016 was $1.2 million, $0.2 million and $0.1 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2018, 2017 and 2016 for options granted to employees was $2.0 million, $0.2 million and $0.2 million, respectively.

Non-Employee Stock-Based Compensation

The Company granted 215,000, 30,000 and 3,655 stock options to non-employees during the years ended December 31, 2018, 2017 and 2016, respectively.

The fair value of stock options granted to non-employees is calculated at each grant date and remeasured at each reporting date using the Black-Scholes option pricing model. The fair value of non-employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Expected volatility	68%	63%	65%
Risk-free interest rate	2.71%	2.31%	1.86%
Dividend yield	0%	0%	0%
Expected term	9.30	9.35	9.09

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Stock-based compensation expense recognized during the years ended December 31, 2018, 2017 and 2016 for options granted to non-employees was $0.4 million, less than $0.1 million and less than $0.1 million, respectively.

Restricted Stock Awards

Restricted stock award (“RSAs”) activity is summarized as follows:

	Number of Shares Underlying Outstanding RSAs	Weighted Average Grant Date Fair Value
Unvested, December 31, 2016	549,351	$0.41
Vested	(257,718)	$1.00
Unvested, December 31, 2017	291,633	$0.45
Granted	27,500	$5.38
Vested	(268,683)	$0.89
Unvested, December 31, 2018	50,450	$0.79

Under the terms of the restricted stock agreements, 1/48th of the award vests monthly over four years, which is the requisite service period. Recipients of restricted stock awards generally have voting and dividend rights with respect to such shares upon grant without regard to vesting. Shares of restricted stock that do not vest are subject to forfeiture. The Company recognizes stock-based compensation expense for RSAs on a straight-line basis over the requisite service period for the entire award. The total value of RSAs vested during the years ended December 31, 2018, 2017 and 2016 was $0.2 million, $0.1 million and $0.1 million, respectively. During the years ended December 31, 2018, 2017 and 2016, stock-based compensation expense recognized for RSAs was $0.2 million, $0.1 million and $0.1 million, respectively.

The Company granted 60,000 RSUs under the 2018 Plan and recognized stock-based compensation expense of less than $0.1 million for the year ended December 31, 2018.

2018 Employee Share Purchase Plan

In August 2018, the Company adopted the 2018 Employee Share Purchase Plan (“ESPP”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 460,000 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the board of directors. As of December 31, 2018, no offerings have been authorized to date.

Stock-Based Compensation Expense

Stock-based compensation is classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Research and development	$1,535	$171	$88
General and administrative	1,073	104	184
Total stock-based compensation	$2,608	$275	$272

As of December 31, 2018, the unrecognized stock-based compensation of unvested employee options and unvested RSAs and RSUs was $15.7 million and expected to be recognized over a weighted-average period of 1.69 years. As of December 31, 2017, the unrecognized stock-based compensation of unvested employee options and unvested RSAs was $0.5 million and expected to be recognized over a weighted-average period of 0.95 years.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

12. Redeemable Convertible Preferred Stock Warrants

On August 11, 2017 with the issuance of the 2017 convertible notes (Note 6), the Company issued warrants to purchase 500,000 shares of Series B redeemable convertible preferred stock at an exercise price of $0.01 per share, including warrants issued to related parties to purchase an aggregate of 400,000 shares of Series B redeemable convertible preferred stock.

Upon the conversion of the Series B redeemable convertible preferred stock into shares of common stock, the outstanding preferred stock warrants would convert into common stock warrants at an exercise price of $0.01 per share. The outstanding preferred stock warrants terminated at the earlier of August 11, 2022 and a change of control unless exercised. These warrants had a net exercise provision under which their holders may, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net number of shares based on the fair market value of the Company’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. These warrants contained provisions for adjustment of the exercise price and number of shares issuable upon the exercise of warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications and consolidations.

The estimated fair value of the preferred stock warrants on the date of issuance of $1.0 million was recorded as a debt discount. The preferred stock warrant liability had a fair value of $5.0 million immediately prior to conversion into common stock warrants and $2.3 million as of December 31, 2017. The change in fair value was recorded in the consolidated statements of operations and comprehensive loss.

Upon the closing of the IPO, 500,000 preferred stock warrants automatically converted into common stock warrants and 100,000 of such warrants were exercised immediately following the closing of the IPO. The common stock warrants were reclassified as equity and the fair value on the date of reclassification was recorded to additional paid-in capital. As of December 31, 2018, 400,000 common stock warrants remained outstanding.

13. Derivative Instruments

The redemption features of the 2017 convertible notes met the requirements for separate accounting and were accounted for as a single, compound derivative instrument. The 2017 derivative instrument is recorded at fair value, which was immaterial as of the issuance date, December 31, 2017 and immediately prior to closing of the IPO due to the probability of occurrence of the underlying events being remote.

The redemption features of the 2018 convertible notes met the requirements for separate accounting and are accounted for as a single, compound derivative instrument. The 2018 derivative instrument was recorded at fair value, which was $6.6 million as of the issuance date and $8.6 million immediately prior to closing of the IPO. Upon effectiveness of the IPO, the fair value of the 2018 derivative instrument was recorded to additional paid-in capital and the derivative liability was extinguished.

14. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share data):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Numerator:
Net loss attributable to common stockholders	$(41,443)	$(27,936)	$(17,132)
Denominator:
Weighted-average shares outstanding	15,136,197	7,932,717	7,850,183
Less: weighted-average unvested restricted shares and shares subject to repurchase	(159,682)	(417,381)	(638,823)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	14,976,515	7,515,336	7,211,360
Net loss per share attributable to common stockholders, basic and diluted	$(2.77)	$(3.72)	$(2.38)

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The following potentially dilutive securities, presented on an as-converted to common stock basis, were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Exercise of options outstanding	5,135,267	1,204,414	1,263,757
Unvested restricted stock awards	50,450	291,633	549,351
Unvested early exercised common stock options	—	2,887	19,336
Conversion of redeemable convertible preferred stock	—	12,385,154	12,385,154
Conversion of convertible notes outstanding	—	2,153,781	—
Exercise of preferred stock warrants outstanding	—	500,000	—
Total	5,185,717	16,537,869	14,217,598

15. 401(k) Plan

In 2011, the Company adopted a 401(k) retirement and savings plan covering all employees. The 401(k) plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company does not make matching contributions to the 401(k) plan on behalf of participants.

16. Related Party Transactions

Baker Bros. Advisors LP, which holds more than 5% of the Company’s stock, purchased $6.6 million aggregate principal amount of 2018 convertible notes and $3.0 million aggregate principal amount of 2017 convertible notes and warrants to purchase an aggregate of 150,000 shares of the Company’s Series B redeemable convertible preferred stock (see Note 6 and 12).

The Dustin Moskovitz Trust DTD 12/27/05, which holds more than 5% of the Company’s stock, purchased $3.0 million aggregate principal amount of 2018 convertible notes and $5.0 million aggregate principal amount of 2017 convertible notes and warrants to purchase an aggregate of 250,000 shares of the Company’s Series B redeemable convertible preferred stock (see Note 6 and 12).

17. Selected Quarterly Financial Data (unaudited)

The following table provides the selected quarterly financial information for the years 2018 and 2017 (in thousands, except per share data):

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Loss from operations	$(5,547)	$(5,090)	$(6,380)	$(9,357)
Net loss and comprehensive loss	$(8,920)	$(7,409)	$(10,452)	$(14,662)
Net loss per share attributable to common stockholders, basic and diluted	$(1.16)	$(0.96)	$(1.33)	$(0.40)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Loss from operations	$(5,043)	$(6,742)	$(3,979)	$(9,757)
Net loss and comprehensive loss	$(5,041)	$(6,742)	$(4,583)	$(11,570)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.90)	$(0.61)	$(1.52)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2018, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS

The consolidated financial statements are filed as part of this report under Item 8.

(2) FINANCIAL STATEMENT SCHEDULES

All schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

(3) EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Kodiak Sciences Inc.	10-Q	001-38682	3.1	11/16/2018

3.2	Amended and Restated Bylaws of Kodiak Sciences Inc.	10-Q	001-38682	3.2	11/16/2018

4.1	Form of Common Stock Certificate	S-1/A	333-227237	4.1	9/24/2018

4.5	Form of Class B Share Warrant	S-1/A	333-227237	4.5	9/7/2018

10.1+	Form of Director and Officer Indemnification Agreement	S-1/A	333-227237	10.1	9/24/2018

10.2+	2009 Options and Profits Interest Plan	S-1	333-227237	10.2	9/7/2018

10.3+	2015 Share Incentive Plan	S-1	333-227237	10.3	9/7/2018

10.4+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2009 Option and Profits Interest Plan	S-1	333-227237	10.4	9/7/2018

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Share Incentive Plan	S-1	333-227237	10.5	9/7/2018

10.6+	2018 Equity Incentive Plan	S-1/A	333-227237	10.6	9/24/2018

10.7+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.7	9/24/2018

10.8+	Form of Notice of Restricted Stock Unit Grant and Terms and Conditions of Restricted Stock Unit Grant under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.8	9/24/2018

10.9+	2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.9	9/24/2018

10.10+	Form of Subscription Agreement under the 2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.10	9/24/2018

10.11+	Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Victor Perlroth	S-1/A	333-227237	10.11	9/24/2018

10.12+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and John Borgeson	S-1/A	333-227237	10.12	9/24/2018

10.13+	Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Jason Ehrlich	S-1/A	333-227237	10.13	9/24/2018

10.14+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Hong Liang	S-1/A	333-227237	10.14	9/24/2018

10.15+	Executive Incentive Compensation Plan	S-1/A	333-227237	10.15	9/24/2018

10.16+	Outside Director Compensation Policy	S-1/A	333-227237	10.16	9/24/2018

23.1	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Accounting and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†

The certifications attached as Exhibits 32.1 and 32.2 are deemed “furnished” and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Kodiak Sciences Inc. under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK SCIENCES INC.

Date: March 27, 2019	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Perlroth and John Borgeson, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Victor Perlroth	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2019
Victor Perlroth, M.D.

/s/ John Borgeson	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 27, 2019
John Borgeson

/s/ Felix J. Baker	Director	March 27, 2019
Felix J. Baker, Ph.D.

/s/ Bassil I. Dahiyat	Director	March 27, 2019
Bassil I. Dahiyat, Ph.D.

/s/ Richard S. Levy	Director	March 27, 2019
Richard S. Levy, M.D.

/s/ Robert A. Profusek	Director	March 27, 2019
Robert A. Profusek