Form 10-Q
period 2019-03-31
Kodiak Sciences Inc.
filed 2019-05-15
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	KOD	The Nasdaq Stock Market LLC

As of April 30, 2019, the registrant had 36,911,857 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Part II, Item 1A — Risk Factors” and elsewhere in this report. Forward-looking statements include, but are not limited to, statements about:

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

•	the timing or likelihood of regulatory filings and approvals;
•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to obtain funding for our operations, including funding necessary to develop and commercialize our product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	the success of competing products or platform technologies that are or may become available;
•	our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;
•	future agreements with third parties in connection with the commercialization of our product candidates;
•	the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
•	existing regulations and regulatory developments in the United States and foreign countries;
•	the expected potential benefits of strategic collaboration agreements and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	potential claims relating to our intellectual property and third-party intellectual property;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the pricing and reimbursement of our product candidates, if approved;
•	our ability to attract and retain key managerial, scientific and medical personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act; and
•	our anticipated use of the proceeds from our initial public offering.

i

All forward-looking statements are based on information available to us on the date of this Quarterly Report on Form 10-Q and we will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law. Our actual results could differ materially from those discussed in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, and you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Factors that might cause such a difference include, but are not limited to, those discussed in the following discussion and within the section of this Quarterly Report on Form 10-Q titled “Part II, Item 1A — Risk Factors”.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “Kodiak” the “Company,” “we,” “us,” and “our” refer to Kodiak Sciences Inc.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$57,222	$88,254
Marketable securities	23,853	—
Prepaid expenses and other current assets	2,202	2,195
Total current assets	83,277	90,449
Restricted cash	140	140
Property and equipment, net	1,084	1,097
Operating lease right-of-use asset	2,073	—
Other assets	503	503
Total assets	$87,077	$92,189
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,754	$1,050
Accrued and other current liabilities	2,628	3,776
Operating lease liability	391	—
Total current liabilities	4,773	4,826
Operating lease liability, net of current portion	1,882	—
Other liabilities	327	530
Total liabilities	6,982	5,356
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value, 490,000,000 shares authorized at March 31, 2019 and December 31, 2018; 36,909,857 and 36,829,857 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	198,835	197,595
Accumulated other comprehensive loss	6	—
Accumulated deficit	(118,750)	(110,766)
Total stockholders’ equity	80,095	86,833
Total liabilities and stockholders’ equity	$87,077	$92,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses
Research and development	$5,723	$3,642
General and administrative	2,737	1,905
Total operating expenses	8,460	5,547
Loss from operations	(8,460)	(5,547)
Interest income	480	48
Interest expense (includes $862 attributable to related parties for the three months ended March 31, 2018)	(4)	(1,470)
Other income (expense), net (includes $1,394 other expense attributable to related parties for the three months ended March 31, 2018)	—	(1,951)
Net loss	$(7,984)	$(8,920)
Net loss per common share, basic and diluted	$(0.21)	$(1.16)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	37,248,165	7,684,045
Other comprehensive income (loss)
Change in unrealized gains related to available-for-sale debt securities, net of tax	6	—
Total other comprehensive income (loss)	6	—
Comprehensive loss	$(7,978)	$(8,920)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2018	—	$—	36,829,857	$4	$197,595	$—	$(110,766)	$86,833
Issuance of common stock upon exercise of stock options	—	—	80,000	—	83	—	—	83
Stock-based compensation expense	—	—	—	—	1,157	—	—	1,157
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(7,984)	(7,984)
Balances at March 31, 2019	—	$—	36,909,857	$4	$198,835	$6	$(118,750)	$80,095

	Three Months Ended March 31, 2018
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2017	12,385,154	$50,017	7,936,434	$1	$584	$—	$(69,323)	$(68,738)
Issuance of common stock upon exercise of stock options	—	—	300	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	92	—	—	92
Net loss	—	—	—	—	—	—	(8,920)	(8,920)
Balances at March 31, 2018	12,385,154	$50,017	7,936,734	$1	$676	$—	$(78,243)	$(77,566)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(7,984)	$(8,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	130	122
Non-cash interest expense and amortization of debt discount and issuance cost	—	1,463
Change in fair value of redeemable convertible preferred stock warrant liability	—	1,625
Change in fair value of derivative instrument	—	326
Stock-based compensation	1,157	92
Accretion of discount on available-for-sale investments	(18)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(17)	(90)
Operating lease right-of-use asset	90	—
Accounts payable	594	(1,383)
Accrued and other current liabilities	(1,114)	(4,502)
Operating lease liability	(45)	—
Other liabilities	—	8
Net cash used in operating activities	(7,207)	(11,259)
Cash flows from investing activities
Purchase of property and equipment	(7)	—
Purchase of available-for-sale investments	(23,865)	—
Net cash used in investing activities	(23,872)	—
Cash flows from financing activities
Proceeds from issuance of convertible notes (includes $9,560 from related parties for the three months ended March 31, 2018)	—	33,000
Deferred offering costs	—	(133)
Debt issuance cost	—	(140)
Principal payments of capital lease	(27)	(27)
Proceeds from issuance of common stock	83	—
Principal payments of tenant improvement allowance payable	(9)	(23)
Net cash provided by financing activities	47	32,677
Net increase (decrease) in cash, cash equivalents and restricted cash	(31,032)	21,418
Cash, cash equivalents and restricted cash, at beginning of period	88,394	1,535
Cash, cash equivalents and restricted cash, at end of period	$57,362	$22,953
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$57,222	$22,813
Restricted cash	140	140
Cash, cash equivalents and restricted cash in statement of financial position	$57,362	$22,953

Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment under accounts payable	$110	$—
Issuance of derivative instrument related to convertible notes payable	$—	$6,603
Unpaid offering costs	$—	$1,689

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations since inception and had an accumulated deficit of $118.8 million as of March 31, 2019. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock, convertible notes, warrants and the sale of common stock in its initial public offering (“IPO”). To date, none of the Company’s product candidates have been approved for sale and therefore, the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. The Company currently plans to raise additional funding as required based on the status of its clinical trials and projected cash flows, however the Company believes that its cash and cash equivalents and marketable securities as of March 31, 2019 are sufficient for the Company to continue as a going concern for at least 12 months from the issuance date of these condensed consolidated financial statements for the period ended March 31, 2019.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments which are necessary to present fairly the Company's financial position and results of operations for the reported periods.

These condensed consolidated financial statements have been prepared on a basis substantially consistent with, and should be read in conjunction with, the audited financial statements for the year ended December 31, 2018 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The results of operations for any interim period are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and expenses during the reporting period. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below with respect to the Company’s lease and marketable securities accounting policies and as noted within the “Recent Accounting Pronouncements – Recently Adopted Accounting Pronouncements” section.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Leases

The Company determines if an arrangement is, or contains, a lease at inception and then classifies the lease as operating or financing based on the underlying terms and conditions of the contract. Leases with terms greater than one year are initially recognized on the balance sheet as right-of-use assets and lease liabilities based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the rate incurred to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term and in a similar economic environment. The Company has elected not to recognize leases with terms of one year or less on the balance sheet.

Marketable Securities

The Company invests excess cash balances in short-term marketable securities. The investments in marketable securities are classified as either held-to-maturity or available-for-sale based on facts and circumstances present at the time of purchase. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Equity securities with readily determinable fair values are also carried at fair value with unrealized gains and losses included in other income (expense), net. Realized gains and losses on both debt and equity securities are determined using the specific identification method and are included in other income (expense), net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its Accounting Standards Codification (“ASC”) or other standard setting bodies, and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842), Codification Improvements, and ASU 2018-11, Leases (Topic 842), Targeted Improvements. ASU 2018-10 clarified certain provisions and corrected unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provided an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. ASU 2016-02, ASU 2018-10, and ASU 2018-11 (collectively, "the new lease standards") superseded the previous leases standard, ASC 840 Leases.

The Company adopted the new lease standards as of January 1, 2019 using the modified retrospective approach to recognize a cumulative-effect adjustment on the effective date and to not adjust financial information and disclosures required under the new lease standards for comparative prior periods. The Company did not elect for the package of practical expedients and assessed all contracts at the transition date. The Company did not utilize the practical expedient which allows the use of hindsight in determining lease term and assessing impairment in right-of-use assets. The Company elected to apply the practical expedient and accounted for each lease component and related non-lease component as one single component. The Company elected not to recognize leases with terms of one year or less on the balance sheet.

The adoption of the new lease standards on January 1, 2019 resulted in the initial recognition of right-of-use asset of $2.2 million and operating lease liability of $2.3 million related to the operating lease for the Company’s office and laboratory space in Palo Alto, California on the consolidated balance sheets with no material impact to the consolidated statements of operations, stockholders’ equity or cash flows. Refer to Note 6.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This update simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Down round features are common in warrants, preferred shares, and convertible debt instruments issued by private companies and early-stage public companies. This update requires companies to disregard the down round feature when assessing whether the instrument is indexed to

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

its own stock, for purposes of determining liability or equity classification. ASU 2017-11 is effective for interim and annual periods beginning after December 15, 2018. The Company adopted this new guidance as of January 1, 2019, which did not result in a material impact on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for interim and annual periods beginning after December 15, 2018. The Company adopted this new guidance as of January 1, 2019, which did not result in a material impact on its consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements, which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. The standard is effective for interim and annual periods after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation, set-up, and other upfront costs incurred in cloud computing arrangements. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

3. Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued research and development	$1,237	$1,387
Accrued salaries and benefits	888	2,061
Accrued professional fees	221	117
Accrued legal fees	162	82
Accrued other liabilities	120	129
Total accrued and other current liabilities	$2,628	$3,776

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2019
	Quoted Price in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market funds	$57,059	$—	$—	$57,059
Marketable securities:
Commercial paper	—	14,267	—	14,267
Corporate notes	—	9,586	—	9,586
Total	$57,059	$23,853	$—	$80,912

	Fair Value Measurements at December 31, 2018
	Quoted Price in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market funds	$87,957	$—	$—	$87,957
Total	$87,957	$—	$—	$87,957

5. Marketable Securities

The marketable securities are classified as available-for-sale and consist of corporate notes and commercial paper. The fair value measurement data for marketable securities is obtained from independent pricing services. The Company validates the prices provided by the third-party pricing services by understanding the valuation methods and data sources used and analyzing the pricing data in certain instances.

The following table summarizes the marketable securities held at March 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$14,267	$—	$—	$14,267
Corporate notes	9,580	6	—	9,586
Total	$23,847	$6	$—	$23,853

All marketable securities held at March 31, 2019 had contractual maturities of less than one year. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three months ended March 31, 2019 and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss. There were no impairment charges related to marketable securities for the three months ended March 31, 2019.

6. Commitments and Contingencies

Leases

In January 2013, the Company executed a non-cancellable lease agreement for office and laboratory space in Palo Alto, California. The lease began in October 2013 and would expire in October 2018. In March 2016, the Company executed a lease amendment which was effective March 2016 and extended the lease term until October 2023.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company recognized an operating lease right-of-use asset and corresponding liability on January 1, 2019 based on the present value of remaining lease payments discounted at the Company’s estimated incremental borrowing rate of 8.5% over the remaining lease term of 4.60 years. For the three months ended March 31, 2019, the operating lease cost was $0.1 million and the operating cash flows used for operating leases was $0.1 million. The short-term lease costs were immaterial for the three months ended March 31, 2019.

The following tables summarize the Company’s future payments under the non-cancellable operating lease (in thousands):

Year ending December 31,	As of March 31, 2019
2019 (excluding the three months ended March 31, 2019)	$424
2020	581
2021	598
2022	616
2023	526
Total undiscounted lease payments	2,745
Less: imputed interest	(472)
Total operating lease liabilities	$2,273

Year ending December 31,	As of December 31, 2018
2019	$564
2020	581
2021	598
2022	616
2023	526
Total payments	$2,885

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

7. Stock-based Compensation

In January 2019, the number of shares of common stock available for issuance under the 2018 Equity Incentive Plan was increased by approximately 1.5 million shares as a result of the automatic increase provision in the 2018 Plan.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock Options

Stock option activity under the 2018 Plan and 2015 Equity Incentive Plan is summarized as follows (in thousands, except share and per share data).

		Outstanding Awards
	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2018	3,024,404	5,135,267	$5.99	9.07	$10,681
Shares authorized	1,473,194	—
Options exercised	—	(80,000)	1.04		290
Balance, March 31, 2019	4,497,598	5,055,267	$6.14	8.69	$8,769

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$706	$53
General and administrative	451	39
Total stock-based compensation	$1,157	$92

As of March 31, 2019, the unrecognized stock-based compensation of unvested employee options and unvested RSAs and RSUs was $14.2 million and it is expected to be recognized over a weighted-average period of 2.64 years.

8. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(7,984)	$(8,920)
Denominator:
Weighted-average common shares outstanding	37,276,968	7,936,572
Less: weighted-average unvested restricted shares and shares subject to repurchase	(28,803)	(252,527)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	37,248,165	7,684,045
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(1.16)

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following potentially dilutive securities, presented on an as-converted to common stock basis, were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	As of March 31,
	2019	2018

Options to purchase common stock	5,055,267	1,204,114
Redeemable convertible preferred stock	—	12,385,154
2017 convertible notes (1)	—	2,319,384
2018 convertible notes (2)	—	4,163,480
Redeemable convertible preferred stock warrants	—	500,000
Unvested restricted stock awards	25,253	228,454
Unvested early exercised common stock options	—	1,875
Total	5,080,520	20,802,461

(1)	Calculated as $10.0 million in principal and $1.6 million in accrued but unpaid interest as of March 31, 2018, convertible at $5.00 per share of common stock.
(2)	Calculated as $33.0 million in principal and $0.3 million in accrued but unpaid interest as of March 31, 2018, convertible at 80% of the $10.00 per share of common stock from the Company’s IPO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report and with our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 27, 2019. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Part II, Item 1A — Risk Factors” and elsewhere in this report.

Overview

We are a clinical-stage biopharmaceutical company specializing in novel therapeutics to treat chronic, high-prevalence retinal diseases. Our most advanced product candidate is KSI-301, a biologic therapy built with our antibody biopolymer conjugate platform, or ABC platform, which is designed to maintain potent and effective drug levels in ocular tissues. We believe that KSI-301, if approved, has the potential to become an important anti-vascular endothelial growth factor, or anti-VEGF, therapy in wet age-related macular degeneration, or wet AMD, diabetic retinopathy, or DR, including diabetic macular edema, or DME, macular edema due to retinal vein occlusion, or RVO, and other retinal vascular diseases. KSI-301 and our ABC Platform were developed at Kodiak, and we own worldwide rights to those assets, including composition of matter patent protection with respect to KSI-301. We have applied our ABC Platform to develop additional product candidates beyond KSI-301, including KSI-501, our bispecific anti-IL-6/VEGF bioconjugate. We intend to progress these and other product candidates to address high-prevalence ophthalmic diseases.

We initiated our first-in-human, single ascending dose Phase 1a clinical study of KSI-301 in the United States in nine patients with severe DME in July 2018. We successfully dosed all patients at the pre-planned dose levels and reached the 12-week last visit in November 2018. The last visit (twelve-week) data demonstrated safety and durability of responses following the single dose of KSI-301. Notably:

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

In the fourth quarter of 2018, we initiated an open-label, multiple-dose Phase 1b study of KSI-301 in the United States in patients with anti-VEGF treatment naïve neovascular wet AMD, DME, and RVO. The Phase 1b study continues to recruit well and based on strong investigator support, we have elected to increase the targeted number of patients from 50 to 90 with approximately ten additional patients in each of wet AMD and DME and twenty in RVO. This study is designed to provide additional scientific and clinical understanding of the safety, bioactivity and durability of KSI-301 in retinal vascular disease. All patients receive three loading doses once a month and are then followed monthly with further KSI-301 treatments determined by disease-specific retreatment criteria. All patients will be evaluated through 36-weeks. To date, we have observed bioactivity in all three diseases tested and have not observed signs of intraocular inflammation in the multiple dose setting with more than 75 doses administered in total. We expect to complete enrollment of these cohorts of patients in 2019. We intend to present on-going data from the Phase 1b study at medical and investor meetings starting in the second half of 2019.

Having successfully demonstrated early safety and tolerability in the Phase 1 study, with the additional observations around bioactivity and durability, we plan to further evaluate the highest dose tested of KSI-301, 5 mg, in a series of phase 2 studies in retinal vascular diseases.

We expect to be enrolling patients in a global Phase 2 study of KSI-301 in wet AMD in the third quarter of 2019. This study is intended to evaluate the non-inferiority of intravitreal KSI-301 dosed on an every 12-, 16- or 20-week regimen compared to standard of care aflibercept dosed every 8 weeks. The FDA indicated that this study, if successful, can be supportive of a marketing application for KSI-301, and we are designing and intend to execute this Phase 2 study as a pivotal study, with an option for an administrative interim analysis in 2020. A primary data readout is anticipated in 2021.

We additionally plan to initiate Phase 2 clinical studies in China, and we are planning for these studies to have the same clinical design frameworks as our U.S. and EU studies. We held our China pre-investigational new drug, or IND, meeting for KSI-301 in the second quarter of 2019. Based on this meeting, we intend to submit one or more INDs for KSI-301 in China in the second half of 2019. The disease indications we explored in our pre-IND meeting included wet AMD, DME, and DR. We plan to run these studies as dual-use studies which can support regulatory requirements both in China and in the U.S. and EU.

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

We have funded our operations primarily through the sale and issuance of equity securities, convertible notes and warrants. In October 2018, we completed our initial public offering, or IPO.

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance our product candidates, particularly KSI-301, through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization; broaden and improve our platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company. Our net loss was $8.0 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $118.8 million.

Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of KSI-301 for wet AMD or DME/DR or RVO or delay our efforts to advance and expand our product pipeline.

As of March 31, 2019, we had cash and cash equivalents and marketable securities of $81.1 million. We currently plan to raise additional funding as required based on the status of our clinical trials and projected cash flows, however we believe that our cash and cash equivalents and marketable securities are sufficient to fund our projected operations for at least the next 12 months.

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

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting, legal and accounting services associated with maintaining compliance with requirements of the stock exchange listing and the SEC, investor relations costs and director and officer insurance premiums associated with being a public company.

Interest Income

Interest income consists of interest income earned on investments for the three months ended March 31, 2019 and 2018, respectively.

Interest Expense

Interest expense consists primarily of interest expense related to our convertible notes, including amortization of debt discount and debt issuance costs, for the three months ended March 31, 2018. The convertible notes converted into shares of common stock upon the closing of our IPO.

Other Income (Expense), Net

Other income (expense), net consists of changes in the fair value of preferred stock warrants and derivative instruments for the three months ended March 31, 2018. The preferred stock warrants converted into common stock warrants and the derivative liability was extinguished upon the IPO.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2019	2018	Dollar	Percent
	(in thousands)
Operating expenses:
Research and development	$5,723	$3,642	$2,081	57%
General and administrative	2,737	1,905	832	44%
Loss from operations	(8,460)	(5,547)	(2,913)	53%
Interest income	480	48	432	*
Interest expense (includes $862 attributable to related parties for the three months ended March 31, 2018)	(4)	(1,470)	1,466	*
Other income (expense), net (includes $1,394 other expense attributable to related parties for the three months ended March 31, 2018)	—	(1,951)	1,951	*
Net loss	$(7,984)	$(8,920)	$936	-10%

*	Percentage is not meaningful

Research and Development Expenses

Research and development expenses increased $2.1 million, or 57%, from the three months ended March 31, 2018 to the three months ended March 31, 2019.

The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
ABC Platform external expenses (1)	$522	$115	$407
KSI-301 program external expenses (2)	1,773	2,191	(418)
KSI-501 program external expenses (3)	389	—	389
Payroll and personnel expenses (4)	2,513	860	1,653
Other research and development expenses (5)	526	476	50
Total research and development expenses	$5,723	$3,642	$2,081

(1)

ABC Platform external expenses primarily relates to manufacturing of biopolymer intermediate drug substance which can be used with multiple product candidates. These expenses are primarily for services provided by CMOs and CROs.

(2)	KSI-301 program external expenses relates to development of KSI-301, including manufacturing and clinical trial costs. These expenses are primarily for services provided by CMOs and CROs.
(3)	KSI-501 program external expenses relates to research and development of KSI-501.
(4)

Payroll and personnel expenses includes salaries, benefits and stock-based compensation for our personnel involved in research and development activities. These expenses are separately classified and not allocated to specific programs because these expenses relate to multiple programs.

(5)	Other research and development expenses includes direct costs related to research and development activities other than those listed above.

ABC Platform external expenses increased $0.4 million during the three months ended March 31, 2019 as compared to 2018. The increase was primarily driven by manufacturing runs completed during 2019.

KSI-301 program external expenses decreased $0.4 million during the three months ended March 31, 2019 as compared to 2018. The decrease was primarily due to a decrease in manufacturing runs for KSI-301 in 2019, partially offset by clinical trial costs.

KSI-501 program external expenses increased $0.4 million during the three months ended March 31, 2019 as compared to 2018 due to the continued development of KSI-501.

Payroll and personnel expenses increased $1.7 million during the three months ended March 31, 2019 as compared to 2018. The increase was a result of increased headcount and stock-based compensation expense.

Other research and development expenses remained relatively constant during the three months ended March 31, 2019 as compared to 2018. Our other research and development expenses may fluctuate in future periods as we elect to develop other product candidates.

General and Administrative Expenses

General and administrative expenses increased $0.8 million, or 44%, from the three months ended March 31, 2018 to the three months ended March 31, 2019. The increase in general and administrative expenses was primarily attributable to $0.5 million in salaries, including stock-based compensation, and an increase of $0.3 million in insurance fees.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes and warrants. In October 2018, we completed our IPO.

As of March 31, 2019, we had cash and cash equivalents and marketable securities of $81.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2019, our funds are primarily held in corporate notes, commercial paper and money market accounts.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2019, we had a net loss of $8.0 million and we expect to continue to incur additional losses in future periods. As of March 31, 2019, we had an accumulated deficit of $118.8 million. We currently plan to raise additional funding as required based on the status of our clinical trials and projected cash flows, however based on our current business plan, we believe that our existing cash and cash equivalents and marketable securities are sufficient to fund our projected operations for at least the next 12 months.

We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors.

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

We have based our estimates on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. The timing and amount of our operating expenditures and capital requirements will depend on many factors, including:

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

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. See the section of this Quarterly Report on Form 10-Q titled “Part II, Item 1A — Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents and marketable securities for each of the periods presented below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,207)	$(11,259)
Investing activities	(23,872)	—
Financing activities	47	32,677
Net increase (decrease) in cash, cash equivalents and restricted cash	$(31,032)	$21,418

Cash Flows from Operating Activities

The $4.1 million decrease in cash used in operating activities for the three months ended March 31, 2019 as compared to 2018 was primarily driven by the change in accounts payable due to the timing of vendor payments.

Cash Flows from Investing Activities

The $23.9 million decrease in cash used in investing activities for the three months ended March 31, 2019 as compared to 2018 was driven by the purchase of marketable securities.

Cash Flows from Financing Activities

The $32.6 million decrease in cash provided by financing activities for the three months ended March 31, 2019 as compared to 2018 was due to the issuance of convertible debt in February 2018.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in our contractual obligations and commitments since December 31, 2018.

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

During the three months ended March 31, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 27, 2019, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	accrued research and development;
•	stock-based compensation expense; and
•	income taxes.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

JOBS Act Accounting Election

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies, unless we otherwise irrevocably elect not to avail ourselves of this exemption. However, we have chosen to irrevocably “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities. Our investment portfolio is used to preserve capital until it is required to fund operations, including research and development activities, and consists of money market funds, commercial paper, and corporate notes which would be affected by changes in the general level of U.S. interest rates. Due to the short-term maturities and low-risk profile of our investment portfolio, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our investments.

We do not believe that inflation and fluctuations in interest rates and foreign exchange rates had a significant impact on our results of operations for any period presented herein.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, we implemented certain internal controls as a result of our adoption of the new lease standards on January 1, 2019. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. As of the date of this report, there are no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including the section of this Quarterly Report on Form 10-Q titled “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed financial statements and notes thereto. The occurrence of any events described in the following risk factors and the risks described elsewhere in this report could harm our business, operating results, financial condition, and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements that we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Business, Financial Condition and Capital Requirements

We are in the early clinical stage of drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company specializing in novel therapeutics to treat chronic, high-prevalence retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We completed the Phase 1a single ascending dose clinical trial for our most advanced product candidate, KSI-301, in November 2018, and we are currently enrolling patients into the Phase 1b multiple dose clinical trial for KSI-301. We have not initiated clinical trials for any of our other product candidates. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and early stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net loss of $8.0 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $118.8 million.

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

As of March 31, 2019, we had cash and cash equivalents and marketable securities of $81.1 million. We believe that our cash and cash equivalents and marketable securities will be sufficient to fund our projected operations for at least the next 12 months.

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

As of March 31, 2019, we had cash and cash equivalents and marketable securities of $81.1 million. We believe that our cash and cash equivalents and marketable securities will be sufficient to fund our projected operations for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may prove inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

KSI-301 is our only product candidate that we expect to be in clinical studies in the near term. We initiated our Phase 1a clinical trial of KSI-301 in July 2018, reached the primary endpoint in September 2018, and completed the last patient visit of that study in November 2018. We are currently enrolling patients in our Phase 1b clinical trial of KSI-301. Neither KSI-301 nor any of our other product candidates has been dosed in a pivotal clinical trial, and it may be years before any such trial is completed, if at all. Further, we cannot be certain that either KSI-301 or any of our product candidates will be successful in clinical trials.

Our early encouraging preclinical and Phase 1a clinical trial results for KSI-301 are not necessarily predictive of the results of our ongoing or future discovery programs or clinical studies. Our Phase 1a clinical trial was designed to evaluate safety and tolerability of KSI-301. Although it has yielded early evidence of bioactivity, it consisted of only nine subjects, and we expect that our Phase 2 trials will have materially different design parameters. For example, our Phase 1a trial did not evaluate durability of KSI-301 across the planned 12-, 16- or 20- week dosing intervals that we intend to evaluate in our Phase 2 trials. Promising results in preclinical studies and Phase 1 clinical trials of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported adverse events.

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

If any of our product candidates successfully completes clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or partners will conduct these activities successfully or do so within the timeframe we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND application or a clinical trial application, or CTA, will result in the FDA, European Medicines Agency, or EMA, the China Drug Authority, or CDA, or any other regulatory authority as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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
•

delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

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

•	transfer of manufacturing processes to larger-scale facilities operated by CMOs or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and
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

Our most advanced product candidate, KSI-301, is an anti-VEGF biologic that we intend to study in wet AMD, DME/DR and RVO. There are some potential side effects associated with intravitreal anti-VEGF therapies such as intraocular hemorrhage, intraocular pressure elevation, retinal detachment, inflammation or infection inside the eye and over-inhibition of VEGF, as well as the potential for potential systemic side effects such as heart attack, stroke, wound healing problems, and high blood pressure. Recent trends in the development of anti-VEGF therapies have favored increased molar dosages, as compared to currently marketed treatments. To date these heightened dosages have not exhibited a safety profile significantly worse than that of current treatments. However, anti-VEGF product candidates featuring higher molar dosages, including KSI-301, may heighten the risk of adverse effects associated with anti-VEGF treatments generally, both in the eye and in the rest of the body. There are risks inherent in the intravitreal injection procedure of drugs like KSI-301 which can cause injury to the eye and other complications including conjunctival hemorrhage, punctate keratitis, eye pain, conjunctival hyperemia, intra-ocular inflammation, and endophthalmitis.

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

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/or enforceability of our patents relating to our competitors’ products and our competitors may allege that our products infringe, misappropriate or otherwise violate their intellectual property. For more information regarding potential disputes concerning intellectual property, see the subsection of this Quarterly Report on Form 10-Q titled “Risks Related to Our Intellectual Property.”

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

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate or may operate in the future, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There can be no assurance that all of our employees, agents, contractors or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

As of March 31, 2019, we had 31 employees, all of whom were full-time. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

The expected withdrawal of the United Kingdom from the EU, commonly referred to as “Brexit,” may cause increased economic volatility, affecting our operations and business. Brexit may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.

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

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales could reduce the market price of our common stock. Approximately 27.5 million shares, or 74.5% of our shares outstanding after our IPO were prohibited from resale pursuant to the terms of lock-up agreements entered into by our stockholders with the underwriters in our IPO; however, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, the resale restrictions applicable to these shares pursuant to the lock-up agreements lapsed in April 2019.

Moreover, holders of an aggregate of approximately 13.3 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our directors, executive officers, holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own shares representing approximately 59.9% of our outstanding common stock as of March 31, 2019. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We are an “emerging growth company,” and a “smaller reporting company,” and the reduced disclosure requirements applicable us may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, to the extent that we continue to qualify as a "smaller reporting company," as defined in the Exchange Act, we may choose to provide the scaled disclosure available to smaller reporting companies. As a result, the information we provide stockholders may be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are continually evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

The rules governing the standards that must be met for management to determine that our internal control over financial reporting is effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by SOX. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

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

Our bylaws further provide that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

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

There has been no material change in the planned use of the net proceeds from our initial public offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 5, 2018.

Purchases of Equity Securities by the Issuer

None.

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

*

The certifications attached as Exhibits 32.1 and 32.2 are deemed “furnished” and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Kodiak Sciences Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK SCIENCES INC.

Date: May 15, 2019	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ John Borgeson
John Borgeson
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)