Form 10-Q
period 2019-06-30
Kodiak Sciences Inc.
filed 2019-08-14
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 36,931,141 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$44,967	$88,254
Marketable securities	23,134	—
Prepaid expenses and other current assets	2,391	2,195
Total current assets	70,492	90,449
Restricted cash	140	140
Property and equipment, net	1,238	1,097
Operating lease right-of-use asset	1,981	—
Other assets	4,424	503
Total assets	$78,275	$92,189
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,529	$1,050
Accrued and other current liabilities	3,277	3,776
Operating lease liability	408	—
Total current liabilities	6,214	4,826
Operating lease liability, net of current portion	1,725	—
Other liabilities	317	530
Total liabilities	8,256	5,356
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value, 490,000,000 shares authorized at June 30, 2019 and December 31, 2018; 36,931,141 and 36,829,857 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	200,138	197,595
Accumulated other comprehensive loss	12	—
Accumulated deficit	(130,135)	(110,766)
Total stockholders’ equity	70,019	86,833
Total liabilities and stockholders’ equity	$78,275	$92,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$8,838	$3,591	$14,561	$7,233
General and administrative	2,976	1,499	5,713	3,404
Total operating expenses	11,814	5,090	20,274	10,637
Loss from operations	(11,814)	(5,090)	(20,274)	(10,637)
Interest income	431	76	911	124
Interest expense (includes $1,005 and $1,867 attributable to related parties for the three and six months ended June 30, 2018, respectively)	(2)	(1,877)	(6)	(3,347)
Other income (expense), net (includes $191 and $1,585 other expense attributable to related parties for the three and six months ended June 30, 2018, respectively)	—	(518)	—	(2,469)
Net loss	$(11,385)	$(7,409)	$(19,369)	$(16,329)
Net loss per common share, basic and diluted	$(0.31)	$(0.96)	$(0.52)	$(2.11)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	37,294,853	7,757,081	37,271,638	7,720,967
Other comprehensive income
Change in unrealized gains related to available-for-sale debt securities, net of tax	6	—	12	—
Total other comprehensive income	6	—	12	—
Comprehensive loss	$(11,379)	$(7,409)	$(19,357)	$(16,329)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2018	—	$—	36,829,857	$4	$197,595	$—	$(110,766)	$86,833
Issuance of common stock upon exercise of stock options	—	—	80,000	—	83	—	—	83
Stock-based compensation expense	—	—	—	—	1,157	—	—	1,157
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(7,984)	(7,984)
Balances at March 31, 2019	—	—	36,909,857	4	198,835	6	(118,750)	80,095
Issuance of common stock upon exercise of stock options	—	—	21,284	—	59	—	—	59
Stock-based compensation expense	—	—	—	—	1,244	—	—	1,244
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(11,385)	(11,385)
Balances at June 30, 2019	—	$—	36,931,141	$4	$200,138	$12	$(130,135)	$70,019

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2017	12,385,154	$50,017	7,936,434	$1	$584	$—	$(69,323)	$(68,738)
Issuance of common stock upon exercise of stock options	—	—	300	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	92	—	—	92
Net loss	—	—	—	—	—	—	(8,920)	(8,920)
Balances at March 31, 2018	12,385,154	50,017	7,936,734	1	676	—	(78,243)	(77,566)
Issuance of restricted stock awards	—	—	27,500	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	748	—	—	748
Net loss	—	—	—	—	—	—	(7,409)	(7,409)
Balances at June 30, 2018	12,385,154	$50,017	7,964,234	$1	$1,424	$—	$(85,652)	$(84,227)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(19,369)	$(16,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	260	244
Non-cash interest expense and amortization of debt discount and issuance cost	—	3,333
Change in fair value of redeemable convertible preferred stock warrant liability	—	1,705
Change in fair value of derivative instrument	—	764
Stock-based compensation	2,401	749
Accretion of discount on available-for-sale securities	(118)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(152)	(265)
Operating lease right-of-use asset	182	—
Other assets	(4,059)	—
Accounts payable	1,342	(1,845)
Accrued and other current liabilities	(459)	(4,085)
Operating lease liability	(185)	—
Other liabilities	—	22
Net cash used in operating activities	(20,157)	(15,707)
Cash flows from investing activities
Purchase of property and equipment	(126)	(38)
Purchase of available-for-sale securities	(35,066)	—
Proceeds from maturities of available-for-sale securities	12,000	—
Net cash used in investing activities	(23,192)	(38)
Cash flows from financing activities
Proceeds from issuance of convertible notes (includes $9,560 from related parties for the six months ended June 30, 2018)	—	33,000
Deferred offering costs	—	(768)
Debt issuance cost	—	(140)
Proceeds from issuance of common stock	114	—
Principal payments of capital lease	(34)	(54)
Principal payments of tenant improvement allowance payable	(18)	(47)
Net cash provided by financing activities	62	31,991
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,287)	16,246
Cash, cash equivalents and restricted cash, at beginning of period	88,394	1,535
Cash, cash equivalents and restricted cash, at end of period	$45,107	$17,781
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$44,967	$17,641
Restricted cash	140	140
Cash, cash equivalents and restricted cash in statement of financial position	$45,107	$17,781

Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment under accounts payable	$137	$—
Issuance of derivative instrument related to convertible notes payable	$—	$6,603
Unpaid offering costs	$—	$1,295
Deferred offering costs paid in restricted stock awards	$—	$91

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

Liquidity

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company has incurred significant losses and negative cash flows from operations since inception and had an accumulated deficit of $130.1 million as of June 30, 2019. The Company had $68.1 million in cash and cash equivalents and marketable securities as of June 30, 2019. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock, convertible notes, warrants and the sale of common stock in its initial public offering (“IPO”). To date, none of the Company’s product candidates have been approved for sale and therefore, the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. The Company currently plans to raise additional funding as required based on the status of its development programs and projected cash flows, and the Company believes that its cash and cash equivalents and marketable securities as of June 30, 2019 are sufficient to fund its existing operational commitments and objectives at least through the first half of 2020. If the Company is unable to obtain other financing, the Company would be forced to delay, reduce or terminate some or all of its development programs and clinical trials or sell or license rights to its product candidates in certain territories or indications to others that may not be favorable to the Company.

The uncertainties inherent in the Company’s future operations and in its ability to obtain additional funding raise substantial doubt about its ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below with respect to the Company’s lease and marketable securities accounting policies and as noted within the “Recent Accounting Pronouncements – Recently Adopted Accounting Pronouncements” section.

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

Marketable Securities

The Company invests excess cash balances in short-term marketable securities. The investments in marketable securities are classified as either held-to-maturity or available-for-sale based on facts and circumstances present at the time of purchase. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expensed over the life of the instrument. Equity securities with readily determinable fair values are also carried at fair value with unrealized gains and losses included in other income (expense), net. Realized gains and losses on both debt and equity securities are determined using the specific identification method and are included in other income (expense), net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date, unless otherwise discussed below.

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

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued research and development	$1,524	$1,387
Accrued salaries and benefits	1,425	2,061
Accrued legal fees	146	82
Accrued professional fees	46	117
Accrued other liabilities	136	129
Total accrued and other current liabilities	$3,277	$3,776

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2019
	Quoted Price in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market funds	$44,785	$—	$—	$44,785
Marketable securities:
Commercial paper	—	13,082	—	13,082
Corporate notes	—	10,052	—	10,052
Total	$44,785	$23,134	$—	$67,919

	Fair Value Measurements at December 31, 2018
	Quoted Price in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market funds	$87,957	$—	$—	$87,957
Total	$87,957	$—	$—	$87,957

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

The following table summarizes the marketable securities held at June 30, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$13,082	$—	$—	$13,082
Corporate notes	10,040	12	—	10,052
Total	$23,122	$12	$—	$23,134

All marketable securities held at June 30, 2019 had contractual maturities of less than one year. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the six months ended June 30, 2019 and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss. There were no impairment charges related to marketable securities for the six months ended June 30, 2019.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company recognized an operating lease right-of-use asset and corresponding liability on January 1, 2019 based on the present value of remaining lease payments discounted at the Company’s estimated incremental borrowing rate of 8.5% over the remaining lease term of 4.83 years. For the three and six months ended June 30, 2019, the operating lease cost was $0.1 million and $0.3 million, respectively. The operating cash flows used for operating leases was $0.3 million for the six months ended June 30, 2019. The short-term lease costs were immaterial for the three and six months ended June 30, 2019.

The following tables summarize the Company’s future payments under the non-cancellable operating lease (in thousands):

Year ending December 31,	As of June 30, 2019
2019 (excluding the six months ended June 30, 2019)	$237
2020	581
2021	598
2022	616
2023	526
Total undiscounted lease payments	2,558
Less: imputed interest	(425)
Total operating lease liabilities	$2,133

Year ending December 31,	As of December 31, 2018
2019	$564
2020	581
2021	598
2022	616
2023	526
Total payments	$2,885

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock Options

Stock option activity under the 2018 Plan and 2015 Equity Incentive Plan is summarized as follows (in thousands, except share and per share data).

		Outstanding Awards
	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2018	3,024,404	5,135,267	$5.99	9.07	$10,681
Shares authorized	1,473,194	—
Options exercised	—	(80,000)	$1.04		290
Balance, March 31, 2019	4,497,598	5,055,267	$6.14	8.69	8,769
Options granted	(449,988)	449,988	$8.40
Options forfeited or canceled	15,804	(15,804)	$7.00
Options exercised	—	(21,284)	$2.77		190
Balance, June 30, 2019	4,063,414	5,468,167	$6.34	8.60	$29,716

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$703	$312	$1,409	$365
General and administrative	541	345	992	384
Total stock-based compensation	$1,244	$657	$2,401	$749

As of June 30, 2019, the unrecognized stock-based compensation of unvested employee options and unvested RSAs and RSUs was $14.9 million and it is expected to be recognized over a weighted-average period of 2.48 years.

8. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(11,385)	$(7,409)	$(19,369)	$(16,329)
Denominator:
Weighted-average common shares outstanding	37,314,540	7,946,102	37,295,858	7,941,430
Less: weighted-average unvested restricted shares and shares subject to repurchase	(19,687)	(189,021)	(24,220)	(220,463)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	37,294,853	7,757,081	37,271,638	7,720,967
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.96)	$(0.52)	$(2.11)

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following potentially dilutive securities, presented on an as-converted to common stock basis, were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	As of June 30,
	2019	2018

Options to purchase common stock	5,468,167	3,383,478
Redeemable convertible preferred stock	—	12,385,154
2017 convertible notes (1)	—	2,497,722
2018 convertible notes (2)	—	4,226,243
Redeemable convertible preferred stock warrants	—	500,000
Unvested restricted stock awards	16,320	165,898
Unvested early exercised common stock options	—	938
Total	5,484,487	23,159,433

(1)	Calculated as $10.0 million in principal and $2.5 million in accrued but unpaid interest as of June 30, 2018, convertible at $5.00 per share of common stock.
(2)	Calculated as $33.0 million in principal and $0.8 million in accrued but unpaid interest as of June 30, 2018, convertible at 80% of the $10.00 per share of common stock from the Company’s IPO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report and with our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 27, 2019. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled “Part II, Item 1A — Risk Factors” and elsewhere in this report.

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

In the fourth quarter of 2018, we initiated an open-label, multiple-dose Phase 1b study of KSI-301 in the United States in patients with anti-VEGF treatment-naïve neovascular wet AMD, DME, and RVO. Based on strong investigator support, we elected to increase the targeted number of patients from 50 to 90. This study is designed to provide additional scientific and clinical understanding of the safety, efficacy and durability of KSI-301 in retinal vascular disease.

On July 27, 2019, we presented interim data from the ongoing Phase 1b study of KSI-301 at the 2019 Annual Meeting of the American Society of Retina Specialists, or ASRS. Across all three diseases under study, strong improvements in vision and retinal anatomy were observed over 12 weeks. Vision is measured as change in best corrected visual acuity, or BCVA, on a standardized eye chart, and retinal anatomy is measured as change in retinal central subfield thickness, or CST, using optical coherence tomography, or OCT, imaging. The efficacy data presented at ASRS included outcomes from 35 patients in the study who had reached the Week 12 visit. In the study, patients are being treated with three monthly doses of either 2.5 mg or 5 mg KSI-301 and followed for 7 months thereafter, with additional treatments according to protocol-specified retreatment criteria. To date, we have observed efficacy in all three diseases tested.

The following results were observed at Week 12*:

Disease (number of patients)	Median Baseline BCVA, letters	Median Baseline OCT CST, microns	Change in Median BCVA at Week 12, letters	Change in Median OCT CST at Week 12, microns
Wet AMD (n=17)	66	380	8	-96
DME (n=8)	69.5	491	9.5	-197
RVO (n=10)	52.5	513	26.5	-209

*Includes patients who reached Week 12 visit by July 24, 2019 ASRS data cutoff date; 2.5 & 5 mg doses pooled.

More than 200 injections with KSI-301 have been given to date across the Phase 1a and Phase 1b program with no intraocular inflammation or ocular serious adverse events reported. As of July 24, 2019, 77 patients were enrolled in the Phase 1b study, and we expect to complete enrollment of these planned cohorts of patients in 2019. Based on the data observed to date, we are planning for supplemental cohorts in the Phase 1b program to continue exploring KSI-301 and its use for the treatment of retinal diseases. We will continue to present ongoing safety, efficacy and emerging durability data from the Phase 1b study at medical and investor meetings.

Having successfully demonstrated early safety and tolerability in the Phase 1a and now Phase 1b studies, with the additional observations around efficacy and durability, we plan to further evaluate the highest dose tested of KSI-301, 5 mg, in a series of phase 2 studies in retinal vascular diseases.

We expect to be enrolling patients in a global Phase 2 study of KSI-301 in treatment-naïve wet AMD in the third quarter of 2019. This study, called the DAZZLE study, is intended to evaluate the non-inferiority of intravitreal KSI-301 dosed on an every 12-, 16- or 20-week regimen compared to standard of care aflibercept dosed every 8 weeks. We believe this profile, with all patients on an every 12-week or longer dose regimen, can be meaningfully differentiated from that of other marketed and in-development anti-VEGF biological agents. The FDA indicated that this study, if successful, can be supportive of a marketing application for KSI-301, and we are designing and intend to execute this Phase 2 study as a pivotal study that can form part of a biologics licensing application, or BLA. A primary data readout is anticipated in 2021, or 2022, depending on enrollment rates. Further information about the DAZZLE study can be found at https://clinicaltrials.gov/ct2/show/NCT04049266.

We additionally are exploring the initiation of two Phase 2/3 studies of KSI-301 in treatment-naïve RVO patients with an intention to begin dual registrational studies in 2020 and to achieve primary data readouts as early as year-end 2021 to support an initial BLA.

We additionally plan to initiate Phase 2 clinical studies in China, and we are planning for these studies to have the same clinical design frameworks as our U.S. and EU studies. We held our China pre-investigational new drug, or IND, meeting for KSI-301 with the China Center for Drug Evaluation, or CDE, in the second quarter of 2019. Based on this supportive meeting, we intend to submit one or more INDs for KSI-301 in China in the second half of 2019. The disease indications we explored in our pre-IND meeting included wet AMD, DME, and DR. We plan to run our China studies as dual-use studies which can support regulatory requirements both in China and in the U.S./EU.

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

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance our product candidates, particularly KSI-301, through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization; broaden and improve our platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company. Our net loss was $11.4 million and $19.4 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, we had an accumulated deficit of $130.1 million.

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

As of June 30, 2019, we had cash and cash equivalents and marketable securities of $68.1 million. Refer to the going concern evaluation under Note 1 to our unaudited condensed consolidated financial statements included in this report.

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

We are focusing substantially all of our resources and development efforts on the development of our product candidates, in particular KSI-301. We expect our research and development expenses to increase substantially during the next few years, as we seek to initiate our Phase 2 studies, complete our clinical programs, pursue regulatory approval of our drug candidates and prepare for a possible commercial launch. Predicting the timing or the final cost to complete our clinical program or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials or our manufacturing activities, we could be required to expend significant additional financial resources and time on the completion of clinical development and launch-related manufacturing activities. Furthermore, we are unable to predict when or if our drug candidates will receive regulatory approval with any certainty.

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

Interest Income

Interest income consists of interest income earned on investments for the three and six months ended June 30, 2019 and 2018.

Interest Expense

Interest expense consists primarily of interest expense related to our convertible notes, including amortization of debt discount and debt issuance costs, for the three and six months ended June 30, 2018. The convertible notes converted into shares of common stock upon the closing of our IPO.

Other Income (Expense), Net

Other income (expense), net consists of changes in the fair value of preferred stock warrants and derivative instruments for the three and six months ended June 30, 2018. The preferred stock warrants converted into common stock warrants and the derivative liability was extinguished upon our IPO.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Operating expenses:
Research and development	$8,838	$3,591	$5,247	$14,561	$7,233	$7,328
General and administrative	2,976	1,499	1,477	5,713	3,404	2,309
Loss from operations	(11,814)	(5,090)	(6,724)	(20,274)	(10,637)	(9,637)
Interest income	431	76	355	911	124	787
Interest expense (includes $1,005 and $1,867 attributable to related parties for the three and six months ended June 30, 2018, respectively)	(2)	(1,877)	1,875	(6)	(3,347)	3,341
Other income (expense), net (includes $191 and $1,585 other expense attributable to related parties for the three and six months ended June 30, 2018, respectively)	—	(518)	518	—	(2,469)	2,469
Net loss	$(11,385)	$(7,409)	$(3,976)	$(19,369)	$(16,329)	$(3,040)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
ABC Platform external expenses (1)	$949	$433	$516	$1,471	$548	$923
KSI-301 program external expenses (2)	4,110	1,297	2,813	5,883	3,488	2,395
KSI-501 program external expenses (3)	430	—	430	819	—	819
Payroll and personnel expenses (4)	2,824	1,371	1,453	5,337	2,231	3,106
Other research and development expenses (5)	525	490	35	1,051	966	85
Total research and development expenses	$8,838	$3,591	$5,247	$14,561	$7,233	$7,328

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

ABC Platform external expenses increased $0.5 million and $0.9 million during the three and six months ended June 30, 2019, respectively, as compared to 2018. The increase was primarily driven by manufacturing runs to support our product candidate pipeline.

KSI-301 program external expenses increased $2.8 million and $2.4 million during the three and six months ended June 30, 2019, respectively, as compared to 2018. The increase was primarily due to clinical trial costs as well as manufacturing runs for KSI-301.

KSI-501 program external expenses increased $0.4 million and $0.8 million during the three and six months ended June 30, 2019, respectively, due to ongoing research and development of KSI-501.

Payroll and personnel expenses increased $1.5 million and $3.1 million during the three and six months ended June 30, 2019, respectively, as compared to 2018. The increase was a result of increased headcount and stock-based compensation expense.

Other research and development expenses remained relatively constant during the three and six months ended June 30, 2019 as compared to 2018. Our other research and development expenses may fluctuate in future periods as we elect to develop other product candidates.

General and Administrative Expenses

General and administrative expenses increased $1.5 million during the three months ended June 30, 2019 as compared to 2018. The increase in general and administrative expenses was primarily attributable to increases of $0.3 million in salaries, including stock-based compensation, $0.3 million in insurance fees, and $0.9 million in professional services and costs associated with operating as a public company.

General and administrative expenses increased $2.3 million during the six months ended June 30, 2019 as compared to 2018. The increase in general and administrative expenses was primarily attributable to increases of $0.9 million in salaries, including stock-based compensation, $0.5 million in insurance fees, and $0.9 million in professional services and costs associated with operating as a public company.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes and warrants. In October 2018, we completed our IPO.

As of June 30, 2019, we had cash and cash equivalents and marketable securities of $68.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2019, our funds are primarily held in corporate notes, commercial paper and money market accounts.

Future Funding Requirements

We have incurred net losses since our inception. For the three and six months ended June 30, 2019, we had net loss of $11.4 million and $19.4 million, respectively, and we expect to continue to incur additional losses in future periods. As of June 30, 2019, we had an accumulated deficit of $130.1 million. Refer to the going concern evaluation under Note 1 to our unaudited condensed consolidated financial statements included in this report.

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

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. See the section of this report titled “Part II, Item 1A — Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents and marketable securities for each of the periods presented below, in thousands:

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(20,157)	$(15,707)
Investing activities	(23,192)	(38)
Financing activities	62	31,991
Net increase (decrease) in cash, cash equivalents and restricted cash	$(43,287)	$16,246

Cash Flows from Operating Activities

The $4.5 million increase in cash used in operating activities for the six months ended June 30, 2019 as compared to 2018 was primarily driven by the change in other assets due to long-term advance payments for clinical trials.

Cash Flows from Investing Activities

The $23.2 million increase in cash used in investing activities for the six months ended June 30, 2019 as compared to 2018 was driven by the net purchase of marketable securities.

Cash Flows from Financing Activities

The $31.9 million decrease in cash provided by financing activities for the six months ended June 30, 2019 as compared to 2018 was due to the issuance of convertible debt in February 2018 offset by an increase in cash used for deferred offering costs related to our IPO.

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

During the three and six months ended June 30, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 27, 2019, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, we implemented certain internal controls as a result of our adoption of the new lease standards on January 1, 2019. There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. As of the date of this report, there are no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including the section of this report titled “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed financial statements and notes thereto. The occurrence of any events described in the following risk factors and the risks described elsewhere in this report could harm our business, operating results, financial condition, and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements that we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Business, Financial Condition and Capital Requirements

We are in the early clinical stage of drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company specializing in novel therapeutics to treat chronic, high-prevalence retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We completed the Phase 1a single ascending dose clinical trial for our most advanced product candidate, KSI-301, in November 2018, and we continue enrolling patients into the Phase 1b multiple dose clinical trial for KSI-301. We have not initiated clinical trials for any of our other product candidates. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and early stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net loss of $11.4 million and $19.4 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, we had an accumulated deficit of $130.1 million.

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

As of June 30, 2019, we had cash and cash equivalents and marketable securities of $68.1 million. Refer to the going concern evaluation under Note 1 to our unaudited condensed consolidated financial statements included in this report.

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

As of June 30, 2019, we had cash and cash equivalents and marketable securities of $68.1 million. Refer to the going concern evaluation under Note 1 to our unaudited condensed consolidated financial statements included in this report. Our estimate as to how long we expect our existing cash and cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may prove inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2019, we had cash and cash equivalents and marketable securities of $68.1 million. We expect these available cash resources to fund our existing operational commitments and objectives at least through the first half of 2020. The uncertainties inherent in our future operations and in our ability to obtain additional funding raise substantial doubt about our ability to continue as a going concern beyond one year from the date of filing this report. If we are unable to obtain sufficient funding, we may be forced to delay or reduce the scope of our development programs and clinical trials, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

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

KSI-301 is our only product candidate that we expect to be in clinical studies in the near term. We initiated our Phase 1a clinical trial of KSI-301 in July 2018, reached the primary endpoint in September 2018, and completed the last patient visit of that study in November 2018. We continue enrolling patients in our Phase 1b clinical trial of KSI-301. Neither KSI-301 nor any of our other product candidates has been dosed in a pivotal clinical trial, and it may be years before any such trial is completed, if at all. Further, we cannot be certain that either KSI-301 or any of our product candidates will be successful in clinical trials.

Our early encouraging preclinical, Phase 1a, and ongoing Phase 1b clinical trial results for KSI-301 are not necessarily predictive of the results of our ongoing or future discovery programs or clinical studies. Our Phase 1a clinical trial was designed to evaluate safety and tolerability of KSI-301 after single doses, and our ongoing Phase 1b clinical trial was designed to evaluate safety, tolerability, and activity of KSI-301 after multiple doses. Although the trials have yielded early evidence of bioactivity and tolerability, the data derive from a small number of subjects, and we expect that our Phase 2 trials will have materially different design parameters. For example, our Phase 1a and Phase 1b trials do not evaluate durability of KSI-301 across the planned 12-, 16- or 20- week dosing intervals in the same manner that we intend to evaluate in our Phase 2 wet AMD trial. Promising results in preclinical studies and Phase 1 clinical trials of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during late-stage clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported adverse events.

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

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/or enforceability of our patents relating to our competitors’ products and our competitors may allege that our products infringe, misappropriate or otherwise violate their intellectual property. For more information regarding potential disputes concerning intellectual property, see the subsection of this report titled “Risks Related to Our Intellectual Property.”

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

As of June 30, 2019, we had 34 employees, all of whom were full-time. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our directors, executive officers, holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own shares representing approximately 59.9% of our outstanding common stock as of June 30, 2019. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

KODIAK SCIENCES INC.

Date: August 14, 2019	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ John Borgeson
John Borgeson
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)