Form 10-Q
period 2019-09-30
Kodiak Sciences Inc.
filed 2019-11-12
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 001-38682

KODIAK SCIENCES INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0476525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2631 Hanover Street Palo Alto, California	94304
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 281-0850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	KOD	The Nasdaq Stock Market LLC

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

As of October 31, 2019, the registrant had 37,058,168 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Part II, Item 1A — Risk Factors” and elsewhere in this report. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our development activities, preclinical studies, clinical trials and regulatory filings;
•	the translation of our preclinical results and data and early clinical trial results in particular relating to safety, efficacy and durability into future clinical trials in humans;
•

the number, size and design of clinical trials that regulatory authorities may require to obtain marketing approval, including the order and number of clinical studies required to support an initial Biologics License Application, or BLA, in retinal vein occlusion, or RVO, and supplemental BLAs, or sBLAs, in wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, and diabetic retinopathy, or DR;

•

the timing or likelihood of regulatory filings and approvals, including the potential to achieve initial FDA approval of KSI-301 in 2022 for RVO and supplemental BLA submissions in 2022 for wet AMD, DME and DR;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	the success of competing products or platform technologies that are or may become available;
•	our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;
•	future agreements with third parties in connection with the commercialization of our product candidates;
•	the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
•	existing regulations and regulatory developments in the United States and foreign countries;
•	the expected potential benefits of strategic collaboration agreements and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	potential claims relating to our intellectual property and third-party intellectual property;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the pricing and reimbursement of our product candidates, if approved;
•	our ability to attract and retain key managerial, scientific and medical personnel;
•	our ability to continue as a going concern;
•	our ability to remain listed on The Nasdaq Stock Market;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance;

i

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•	our anticipated use of proceeds of any offering.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$37,033	$88,254
Marketable securities	23,571	—
Prepaid expenses and other current assets	440	2,195
Total current assets	61,044	90,449
Restricted cash	140	140
Property and equipment, net	1,114	1,097
Operating lease right-of-use asset	1,887	—
Other assets	4,731	503
Total assets	$68,916	$92,189
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,670	$1,050
Accrued and other current liabilities	5,210	3,776
Operating lease liability	421	—
Total current liabilities	7,301	4,826
Operating lease liability, net of current portion	1,616	—
Other liabilities	308	530
Total liabilities	9,225	5,356
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value, 490,000,000 shares authorized at September 30, 2019 and December 31, 2018; 37,008,997 and 36,829,857 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	202,183	197,595
Accumulated other comprehensive loss	19	—
Accumulated deficit	(142,515)	(110,766)
Total stockholders’ equity	59,691	86,833
Total liabilities and stockholders’ equity	$68,916	$92,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$10,115	$4,709	$24,676	$11,942
General and administrative	2,617	1,671	8,330	5,075
Total operating expenses	12,732	6,380	33,006	17,017
Loss from operations	(12,732)	(6,380)	(33,006)	(17,017)
Interest income	354	—	1,265	—
Interest expense (includes $1,076 and $2,944 attributable to related parties for the three and nine months ended September 30, 2018, respectively)	(2)	(1,982)	(8)	(5,329)
Other income (expense), net (includes $1,129 and $2,714 other expense attributable to related parties for the three and nine months ended September 30, 2018, respectively)	—	(2,090)	—	(4,435)
Net loss	$(12,380)	$(10,452)	$(31,749)	$(26,781)
Net loss per common share, basic and diluted	$(0.33)	$(1.33)	$(0.85)	$(3.45)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	37,330,066	7,851,560	37,291,328	7,764,888
Other comprehensive income
Change in unrealized gains related to available-for-sale debt securities, net of tax	7	—	19	—
Total other comprehensive income	7	—	19	—
Comprehensive loss	$(12,373)	$(10,452)	$(31,730)	$(26,781)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2018	—	$—	36,829,857	$4	$197,595	$—	$(110,766)	$86,833
Issuance of common stock upon exercise of stock options	—	—	80,000	—	83	—	—	83
Stock-based compensation expense	—	—	—	—	1,157	—	—	1,157
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(7,984)	(7,984)
Balances at March 31, 2019	—	—	36,909,857	4	198,835	6	(118,750)	80,095
Issuance of common stock upon exercise of stock options	—	—	21,284	—	59	—	—	59
Stock-based compensation expense	—	—	—	—	1,244	—	—	1,244
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(11,385)	(11,385)
Balances at June 30, 2019	—	—	36,931,141	4	200,138	12	(130,135)	70,019
Issuance of common stock upon exercise of stock options	—	—	77,855	—	272	—	—	272
Issuance of common stock upon exercise of common stock warrant	—	—	1	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,773	—	—	1,773
Other comprehensive income	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(12,380)	(12,380)
Balances at September 30, 2019	—	$—	37,008,997	$4	$202,183	$19	$(142,515)	$59,691

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2017	12,385,154	$50,017	7,936,434	$1	$584	$—	$(69,323)	$(68,738)
Issuance of common stock upon exercise of stock options	—	—	300	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	92	—	—	92
Net loss	—	—	—	—	—	—	(8,920)	(8,920)
Balances at March 31, 2018	12,385,154	50,017	7,936,734	1	676	—	(78,243)	(77,566)
Issuance of restricted stock awards	—	—	27,500	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	748	—	—	748
Net loss	—	—	—	—	—	—	(7,409)	(7,409)
Balances at June 30, 2018	12,385,154	50,017	7,964,234	1	1,424	—	(85,652)	(84,227)
Issuance of common stock upon exercise of stock options	—	—	47,500	—	49	—	—	49
Stock-based compensation expense	—	—	—	—	800	—	—	800
Net loss	—	—	—	—	—	—	(10,452)	(10,452)
Balances at September 30, 2018	12,385,154	$50,017	8,011,734	$1	$2,273	$—	$(96,104)	$(93,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(31,749)	$(26,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	405	367
Non-cash interest expense and amortization of debt discount and issuance cost	—	5,295
Change in fair value of redeemable convertible preferred stock warrant liability	—	2,700
Change in fair value of derivative instrument	—	1,914
Stock-based compensation	4,174	1,549
Accretion of discount on available-for-sale securities	(195)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,782	(503)
Operating lease right-of-use asset	276	—
Other assets	(4,365)	—
Accounts payable	620	(1,754)
Accrued and other current liabilities	1,480	(3,511)
Operating lease liability	(281)	—
Other liabilities	—	33
Net cash used in operating activities	(27,853)	(20,691)
Cash flows from investing activities
Purchase of property and equipment	(284)	(56)
Purchase of available-for-sale securities	(40,231)	—
Proceeds from maturities of available-for-sale securities	16,800	—
Net cash used in investing activities	(23,715)	(56)
Cash flows from financing activities
Proceeds from issuance of convertible notes (includes $9,560 from related parties for the nine months ended September 30, 2018)	—	33,000
Deferred offering costs	—	(1,815)
Debt issuance cost	—	(140)
Proceeds from issuance of common stock	414	49
Principal payments of capital lease	(41)	(81)
Principal payments of tenant improvement allowance payable	(26)	(71)
Net cash provided by financing activities	347	30,942
Net increase (decrease) in cash, cash equivalents and restricted cash	(51,221)	10,195
Cash, cash equivalents and restricted cash, at beginning of period	88,394	1,535
Cash, cash equivalents and restricted cash, at end of period	$37,173	$11,730
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$37,033	$11,590
Restricted cash	140	140
Cash, cash equivalents and restricted cash in statement of financial position	$37,173	$11,730

Supplemental disclosures of non-cash investing and financing information:
Issuance of derivative instrument related to convertible notes payable	$—	$6,603
Unpaid offering costs	$—	$1,577
Deferred offering costs paid in restricted stock awards	$—	$91

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

1. The Company

Kodiak Sciences Inc. (the “Company”) is a clinical stage biopharmaceutical company specializing in novel therapeutics to treat chronic, high-prevalence retinal diseases. The Company devotes substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel.

Liquidity

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company has incurred significant losses and negative cash flows from operations since inception and had an accumulated deficit of $142.5 million as of September 30, 2019. The Company had $60.6 million in cash and cash equivalents and marketable securities as of September 30, 2019. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock, convertible notes, warrants and the sale of common stock in its initial public offering (“IPO”). To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. The Company currently plans to raise additional funding as required based on the status of its development programs and projected cash flows, and the Company believes that its cash and cash equivalents and marketable securities as of September 30, 2019 are sufficient to fund its existing operational commitments and objectives at least through the first half of 2020. If the Company is unable to obtain other financing, the Company would be forced to delay, reduce or terminate some or all of its development programs and clinical trials or sell or license rights to its product candidates in certain territories or indications to others that may not be favorable to the Company.

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

These condensed consolidated financial statements have been prepared on a basis substantially consistent with, and should be read in conjunction with the audited financial statements for the year ended December 31, 2018 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The results of operations for any interim period are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below with respect to the Company’s lease and marketable securities accounting policies and as noted within the “Recent Accounting Pronouncements – Recently Adopted Accounting Pronouncements” section.

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

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued research and development	$3,090	$1,387
Accrued salaries and benefits	1,824	2,061
Accrued legal fees	91	82
Accrued professional fees	80	117
Accrued other liabilities	125	129
Total accrued and other current liabilities	$5,210	$3,776

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2019
	Quoted Price in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market funds	$36,654	$—	$—	$36,654
Marketable securities:
Commercial paper	—	11,809	—	11,809
Corporate notes	—	11,762	—	11,762
Total	$36,654	$23,571	$—	$60,225

	Fair Value Measurements at December 31, 2018
	Quoted Price in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market funds	$87,957	$—	$—	$87,957
Total	$87,957	$—	$—	$87,957

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

The following table summarizes the marketable securities held at September 30, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$11,809	$—	$—	$11,809
Corporate notes	11,743	19	—	11,762
Total	$23,552	$19	$—	$23,571

All marketable securities held at September 30, 2019 had contractual maturities of less than one year. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the nine months ended September 30, 2019 and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss. There were no impairment charges related to marketable securities for the nine months ended September 30, 2019.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Commitments and Contingencies

Leases

In January 2013, the Company executed a non-cancellable lease agreement for office and laboratory space in Palo Alto, California. The lease began in October 2013 and would expire in October 2018. In March 2016, the Company executed a lease amendment which was effective March 2016 and extended the lease term until October 2023.

The Company recognized an operating lease right-of-use asset and corresponding liability on January 1, 2019 based on the present value of remaining lease payments discounted at the Company’s estimated incremental borrowing rate of 8.5% over the remaining lease term of 4.83 years. For the three and nine months ended September 30, 2019, the operating lease cost was $0.1 million and $0.4 million, respectively. The operating cash flows used for operating leases was $0.4 million for the nine months ended September 30, 2019. The short-term lease costs were immaterial for the three and nine months ended September 30, 2019.

The following tables summarize the Company’s future payments under the non-cancellable operating lease (in thousands):

Year ending December 31,	As of September 30, 2019
2019 (excluding the nine months ended September 30, 2019)	$96
2020	581
2021	598
2022	616
2023	526
Total undiscounted lease payments	2,417
Less: imputed interest	(380)
Total operating lease liabilities	$2,037

Year ending December 31,	As of December 31, 2018
2019	$564
2020	581
2021	598
2022	616
2023	526
Total payments	$2,885

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Stock-based Compensation

In January 2019, the number of shares of common stock available for issuance under the 2018 Equity Incentive Plan was increased by approximately 1.5 million shares as a result of the automatic increase provision in the 2018 Plan.

Stock Options

Stock option activity under the 2018 Plan and 2015 Equity Incentive Plan is summarized as follows (in thousands, except share and per share data).

		Outstanding Awards
	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2018	3,024,404	5,135,267	$5.99	9.07	$10,681
Shares authorized	1,473,194	—
Options exercised	—	(80,000)	$1.04		290
Balance, March 31, 2019	4,497,598	5,055,267	$6.14	8.69	8,769
Options granted	(449,988)	449,988	$8.40
Options forfeited or canceled	15,804	(15,804)	$7.00
Options exercised	—	(21,284)	$2.77		190
Balance, June 30, 2019	4,063,414	5,468,167	$6.34	8.60	29,716
Options granted	(816,750)	816,750	$14.29
Options forfeited or canceled	123,588	(123,588)	$7.91
Options exercised	—	(77,855)	$3.49		848
Balance, September 30, 2019	3,370,252	6,083,474	$7.42	8.51	$42,842

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$987	$528	$2,396	$892
General and administrative	786	272	1,778	600
Total stock-based compensation	$1,773	$800	$4,174	$1,492

As of September 30, 2019, the unrecognized stock-based compensation of unvested employee options and unvested RSAs and RSUs was $21.1 million and it is expected to be recognized over a weighted-average period of 2.47 years.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(12,380)	$(10,452)	$(31,749)	$(26,781)
Denominator:
Weighted-average common shares outstanding	37,340,844	7,980,457	37,311,018	7,954,583
Less: weighted-average unvested restricted shares and shares subject to repurchase	(10,778)	(128,897)	(19,690)	(189,695)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	37,330,066	7,851,560	37,291,328	7,764,888
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(1.33)	$(0.85)	$(3.45)

The following potentially dilutive securities, presented on an as-converted to common stock basis, were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	As of September 30,
	2019	2018
Options to purchase common stock	6,083,474	3,796,312
Redeemable convertible preferred stock	—	12,385,154
2017 convertible notes (1)	—	2,689,744
2018 convertible notes (2)	—	4,289,955
Redeemable convertible preferred stock warrants	—	500,000
Unvested restricted stock awards	7,385	108,174
Total	6,090,859	23,769,339

(1)	Calculated as $10.0 million in principal and $3.5 million in accrued but unpaid interest as of September 30, 2018, convertible at $5.00 per share of common stock.
(2)	Calculated as $33.0 million in principal and $1.3 million in accrued but unpaid interest as of September 30, 2018, convertible at 80% of the $10.00 per share of common stock from the Company’s IPO.

9. Subsequent Events

On November 1, 2019, the Company filed a shelf registration statement on Form S-3 (File No. 333-234443) with the SEC covering the offer and sale of the Company’s securities, from time to time and in such amounts and at such prices and terms to be determined at or prior to the time of the offerings, up to $400.0 million for a period up to three years from the date of effectiveness of the shelf registration statement.

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

Overview

We are a clinical stage biopharmaceutical company specializing in novel therapeutics to treat chronic, high-prevalence retinal diseases. Our most advanced product candidate is KSI-301, a biologic therapy built with our antibody biopolymer conjugate platform, or ABC Platform, which is designed to maintain potent and effective drug levels in ocular tissues. We believe that KSI-301, if approved, has the potential to become an important anti-vascular endothelial growth factor, or anti-VEGF, therapy in wet age-related macular degeneration, or wet AMD, diabetic retinopathy, or DR, including diabetic macular edema, or DME, and macular edema due to retinal vein occlusion, or RVO. KSI-301 could also be an important anti-VEGF therapy for other less-common retinal vascular or exudative diseases such as choroidal neovascularization due to pathologic myopia (myopic CNV or mCNV). KSI-301 and our ABC Platform were developed at Kodiak, and we own worldwide rights to these assets. We have applied our ABC Platform to develop additional product candidates beyond KSI-301 including KSI-501, our bispecific anti-IL-6/VEGF bioconjugate, and we are expanding our early research pipeline to include ABC Platform-based triplet inhibitors for multifactorial retinal diseases such as dry AMD and the neurodegenerative aspects of glaucoma. We intend to progress these and other product candidates to address high-prevalence ophthalmic diseases. Our overall objective is to develop our product candidates, seek U.S. FDA and worldwide health authority marketing authorization approvals and ultimately commercialize our product candidates.

In the third quarter of 2019 and into the early fourth quarter, highlights of our activities included:

•	Initiation of enrollment and recruitment in our pivotal ‘DAZZLE’ clinical trial of KSI-301 in patients with treatment naïve wet AMD;
•	Presentation of promising clinical safety, efficacy, and durability data from the ongoing Phase 1b study of KSI-301 at the American Academy of Ophthalmology Annual Meeting Retina Subspecialty Day;
•	Announcement of our accelerated development and registration strategy for KSI-301;
•	Completion of a Type B (End of Phase 2 or EOP) meeting with FDA where we discussed and agreed on:
o	The recommended clinical, non-clinical, and manufacturing activities to support the licensure of KSI-301, and
o	The order and number of clinical studies required to support an initial Biologics License Application (BLA) in RVO and supplemental BLAs (sBLA) in wet AMD, DME, and DR; and
•

Clarity on a capital efficient “2022 Vision” that, if successful, would result in an initial FDA approval of KSI-301 in 2022 for RVO and supplemental BLA submissions in 2022 for wet AMD, DME and potentially DR without DME.

Based on the emerging clinical data as well as our productive EOP meeting with FDA, we are accelerating the clinical development of KSI-301, with the goal of demonstrating a meaningfully-differentiated durability profile in each of wet AMD, RVO, DME, and DR, as compared to currently-marketed medicines and those known to be in clinical development.

We believe that we can achieve our “2022 Vision” of a BLA submission and initial US FDA approval for KSI-301 in RVO, and supplemental BLA (sBLA) submissions for wet AMD, DME and DR with a total of five pivotal trials– two in RVO, one in wet AMD, one in DME and one in DR without DME.

Consequently, we now intend to initiate at least four US/EU-based pivotal trials in 2020: one in central RVO (CRVO), one in branch RVO (BRVO), one in DME and one in DR. These studies, together with our ongoing pivotal study in wet AMD, will be the basis of our intended BLA and sBLA submissions.

Our 2022 Vision includes the following potential catalysts and milestones in 2019, 2020, 2021, and 2022:

Further details of our ongoing Phase 1b trial and our accelerating development strategy are discussed below.

Opportunity for Clinically Meaningful Differentiation

Current intravitreal anti-VEGF agents require frequent eye injections in order to achieve the best clinical results. When patients do not follow product labeling or miss treatments, improvements in their vision following treatment may be transient or decline over time. Real-world data demonstrate that most patients are not currently receiving their anti-VEGF therapy at the recommended intervals. We believe that our ABC Platform medicines could address this problem by requiring less frequent dosing, and the emerging Phase 1b clinical data with KSI-301 support meaningfully-differentiated clinical profiles of KSI-301 relative to standard of care in each of the major retinal diseases treated today with anti-VEGF therapy. The current and emerging standard of care treatment regimens and the dosing regimens Kodiak intends to test in its pivotal trials with KSI-301 are shown in the below Table.

Retinal Disease:	Wet AMD	Diabetic Macular Edema	Retinal Vein Occlusion	Non-Proliferative Diabetic Retinopathy
Current and emerging standard of care	(Current:) Aflibercept once every 2 months, after 3 monthly loading doses (Emerging:) Brolucizumab once every 2-3 months, after 3 monthly loading doses	Aflibercept once every 2 months, after 5 monthly loading doses	Aflibercept once monthly	(Current:) None (Emerging:) Aflibercept once every 2 months, after 5 monthly loading doses
Kodiak’s Dosing Regimen for KSI-301 (as studied in ongoing or anticipated pivotal trials)	KSI-301 once every 3, 4, or 5 months, after 3 monthly loading doses	KSI-301 once every 3, 4, 5, or 6 months, after 3 monthly loading doses	KSI-301 once every 2 months, after 2 monthly loading doses	KSI-301 once every 3, 4, or 6 months, with no loading doses

Emerging Phase 1b Data Support A Differentiated Profile of KSI-301 in Each Disease

In the fourth quarter of 2019, we reported emerging safety, efficacy and durability data of KSI-301 in patients with treatment-naïve wet AMD, DME, and RVO treated in our ongoing, open-label, multiple-dose Phase 1b study of KSI-301. This Phase 1b study was initiated in the United States in the fourth quarter of 2018 and followed a successful first-in-human, single ascending dose Phase 1a clinical study of KSI-301 that was also undertaken in 2018. The Phase 1b study is designed to provide a scientific and clinical proof of concept for the safety, efficacy and durability of KSI-301 and the ABC Platform in patients with retinal vascular disease. As of October 10, 2019, 104 patients had been enrolled in the Phase 1b study. In the study, patients are being treated with three monthly doses of either 2.5 mg or 5 mg KSI-301 and followed thereafter, with additional treatments according to disease-specific, protocol-specified retreatment criteria.

On October 11, 2019, we presented interim data from the ongoing Phase 1b study of KSI-301 at the American Academy of Ophthalmology (AAO) Annual Meeting Retina Subspecialty Day. We are observing promising clinical durability in the emerging data in each of the retinal diseases under study. We believe the Phase 1b data we are generating in treatment naïve patients with wet AMD, DME, or RVO lend confidence to the design of our current and proposed pivotal studies of KSI-301, and that these pivotal studies, if successful, will demonstrate meaningfully differentiated profiles in each of the four retinal vascular diseases as compared to current agents. On October 14, 2019, we hosted an R&D Day where we discussed the data together with a set of leading clinical and market experts. The AAO presentation and the R&D Day slides and recorded webcast are available on the Kodiak Investor Relations website.

The Phase 1b study design, retreatment criteria, and patient baseline characteristics are described in the below Figures. In the Phase 1b study, treatment-naïve patients with wet AMD, DME, or RVO receive three monthly loading doses of KSI-301 at either the 2.5 mg or 5 mg dose levels and are followed thereafter; retreatment with KSI-301 is administered as per the protocol-specified retreatment criteria.

The Figures below present additional new data on durability and efficacy outcomes from the ongoing Phase 1b study beyond those presented at the AAO and R&D Day, as the patients have, through November 8, 2019, been followed for approximately one additional month each. Across all three diseases under the study, improvements in vision and retinal anatomy were observed through 20 weeks of patient follow-up, with stability in OCT and BCVA over time in the monthly follow-up intervals following the three mandatory loading doses. Vision is measured as change in best corrected visual acuity, or BCVA, on a standardized eye chart, and retinal anatomy is measured as change in retinal central subfield thickness, or CST, using optical coherence tomography, or OCT, imaging.

Wet AMD

In wet AMD, with current agents, only approximately 40% of patients can be maintained on an every 12-week (3 month) dosing interval over a two-year period. The remaining 60% of patients require either every other month therapy, monthly therapy, or even on occasion treatment as often as every two weeks. Our objective with KSI-301 in wet AMD is to develop a therapy where the vast majority of patients are on every 12-week dosing or better, with at least 50% of patients maintained on an every four or five month dosing regimen.

In our Phase 1b study, we have observed thus far that 92% of wet AMD treated eyes have been extended to three months or longer after the last loading dose of KSI-301 without receiving retreatment, and 85% have been extended longer than three months after the last loading dose. Many patients have not received their first retreatment until five or even six months after the last loading dose. In the Phase 1b study, the maximum retreatment interval for wet AMD patients is capped at six months. The following results have been observed as of November 8, 2019:

Intriguingly, we are observing that a high proportion of Phase 1b patients –approximately 50% as of November 8, 2019– are reaching or will reach six months without retreatment after the initial loading doses. Of the patients with sufficient follow-up and taking into consideration those retreated earlier as well as the patients who were examined and not retreated at the five month visit after the last loading dose, 8 of the 15 patients to date have reached or can reach six months without retreatment after the initial loading doses. These emerging data underscore the potential of KSI-301 and the ABC Platform to achieve truly long-interval dosing with an intravitreally-administered therapy.

Visual acuity and retinal anatomy (OCT CST) improvements continue to be durable in the follow-up data as well. In the following graphs, the 25 wet AMD patients (pooled 2.5 mg and 5 mg dose levels) who reached the week 20 visit prior to the data cutoff date of November 8, 2019 are included. In the period between week 12 and week 20 (that is, months 1 to 3 after the loading phase), the treatment effect is maintained, with only a small (15.3 micron) change in average central subfield thickness on OCT was observed, and between weeks 16 and 20 this change was only 5.7 microns. This is consistent with an extended durability effect of KSI-301 and compares favorably to the OCT fluctuations observed with existing anti-VEGF agents on even shorter dosing intervals. Similarly, BCVA was also generally stable over these intervals, consistent with a prolonged duration of effect of KSI-301. BCVA tends to fluctuate by a small amount on a month-to-month basis in clinical trials.

In the Phase 1b study, the average retinal thickness (OCT CST) data as reported by our clinical investigators includes the height of pigment epithelial detachments (PEDs). PEDs are an anatomic feature in some patients with wet AMD; treatment success in subjects with PEDs does not necessarily imply complete flattening of the PED, but rather eliminating the intraretinal and subretinal fluid, particularly when the PED is very high prior to anti-VEGF treatment. Additionally, comparison across studies of OCT mean CST values is difficult because it is often not clear or not disclosed in presentations and publications whether the data include or exclude the height of the PED, among other reasons. In the figure below, the graphs show the BCVA and OCT CST change in the wet AMD subjects excluding the 2/25 patients that presented with a very high (>500 microns of total CST) PED at baseline. The BCVA and OCT CST curves are similar to those of the full cohort, but the OCT CST values are lower at baseline and over time, and the standard error of the mean (SEM) error bars are narrower, demonstrating the relative weight these two patients have in a small cohort. In summary, these two patients appear to be outliers in baseline thickness but not in treatment response.

The data presented above include patients who reached the week 20 visit by the data cut-off date. When considering the larger group of patients who have data through the first 12 weeks of the ongoing study, the following results have been observed:

These data collectively demonstrate that KSI-301 has a potent anti-VEGF effect both on BCVA improvement and retinal drying in wet AMD patients. The clinical benefit appears in line with existing anti-VEGF agents (especially when considering differences in baseline characteristics), and we are observing substantially longer durability of clinical effect with KSI-301 than is expected from existing agents.

Although the Phase 1b study is open-label, we believe these results are representative both because patients in the study are randomized to two dose levels and because the key assessments (visual acuity and OCT) are measured objectively and in a standardized, reproducible manner. The very high proportion of Phase 1b patients who have been extended to 4, 5, or even 6 months without receiving retreatment also further supports the design of our ongoing pivotal study, DAZZLE, in which KSI-301 is administered to treatment-naïve wet AMD patients on an every 3, 4 or 5 month dosing regimen, as compared to aflibercept on an every 2 month regimen, each after three monthly loading doses.

Diabetic Macular Edema

In DME, currently-approved anti-VEGF medicines are labeled for either monthly or every other month dosing after 5 monthly loading doses, and in a National Eye Institute-funded DRCR.net collaborative group study of DME patients, almost all patients required 6 initial monthly loading doses and a median of 9-10 doses were administered in the first year of therapy for all of the tested agents (aflibercept, bevacizumab, and ranibizumab). Our objective with KSI-301 in DME is thus twofold: first, to reduce the number of initiating or loading doses, and second to extend the treatment interval in the maintenance phase to 3 months and beyond. In our Phase 1b study, we have observed that 72% of DME treated eyes have been extended to four months or longer after the 3 loading doses of KSI-301 without receiving retreatment, with most patients not yet receiving any retreatment, including patients followed for as long as 5 to 7 months after the initiating doses. 81% of DME treated eyes have been extended longer than 3 months after the last loading dose (and 94% extended to 3 months or longer). The following results have been observed as of November 8, 2019:

Visual acuity and optical coherence tomography improvements continue to be durable in the follow-up data as well. In the following Figure, the 15 DME patients (pooled 2.5 mg and 5 mg dose levels) who reached the week 20 visit prior to the data cutoff date of November 8, 2019 are included. In the period between week 12 and week 20 (that is, months 1 to 3 after the loading phase), the treatment effect is maintained, with only a small (19.2 micron) change in average central subfield thickness on OCT was observed, and between weeks 16 and 20 this change was only 13.6 microns. This is consistent with the extended durability effect of KSI-301 and compares very favorably to existing anti-VEGF agents, particularly with a reduced number of loading doses. The change in OCT appeared largely driven by the two DME patients who required and received retreatment at week 20 under the protocol. Follow-up data at week 24 is available for both of these patients, and one month after they received retreatment at week 20, their OCT improved again by -97 and -255 microns respectively. Similarly, BCVA was also stable over these intervals, consistent with a prolonged duration of effect of KSI-301.

The data presented above include patients who reached the week 20 visit by the data cut-off date. When considering the larger group of patients who have data through the first 12 weeks of the ongoing study, the following results have been observed:

These data collectively demonstrate that KSI-301 has a potent anti-VEGF effect both on BCVA improvement and retinal drying in DME patients. The clinical benefit appears in line with existing anti-VEGF agents (especially when considering differences in baseline characteristics) and we are observing substantially longer durability of clinical effect with KSI-301 than with existing agents. Moreover, these results were achieved with fewer loading doses. These data support a pivotal study design where KSI-301 would be given on an every three- to six-month interval after three loading doses, compared to standard of care aflibercept on its approved every other month regimen after five loading doses.

Diabetic Retinopathy

In DR, currently-approved medicines are labeled for either monthly or every other month dosing after five monthly loading doses. Use of anti-VEGF therapy in non-proliferative DR patients can significantly reduce the risk of developing sight-threatening complications, such as DME and proliferative DR. Because patients with non-proliferative DR without DME have not yet lost vision, an important benefit-risk consideration is the intensity of treatment required. We believe that the treatment burden required with currently-approved anti-VEGFs for DR is limiting the adoption of anti-VEGF therapy despite the demonstrated treatment benefits. Our objective with KSI-301 in NPDR is to develop a therapy that could be given on an infrequent basis, such as an every three-, four- or even every six-month interval, and without the loading doses required in the labeling of the currently-approved medicines.

In our Phase 1b study, we have observed early signs of improvement in diabetic retinopathy in the eyes of patients with concomitant DME: as of October 10, 2019, 40% of patients improved in DR severity level within the first 12 weeks of treatment and no patient worsening.

Retinal Vein Occlusion

In RVO, a disease which has higher levels of intraocular VEGF on average than wet AMD and DME, the currently-approved medicines are labeled for monthly dosing. Moreover, a recent UK study in patients with central RVO demonstrated that less-than-monthly dosing can be associated with loss of maximal treatment effect on both OCT and VA outcomes. Our objective with KSI-301 in RVO is thus twofold: first, to reduce the number of initiating or loading doses, and second, to extend the treatment interval to 2 months and beyond. In our Phase 1b study, we have observed thus far that all RVO eyes treated with 5 mg KSI-301 have been extended to 2 months or longer after the last loading dose of KSI-301, with 50% of patients extended to 3 months or longer. The following results have been observed as of November 8, 2019:

Visual acuity and optical coherence tomography improvements continue to be durable in the follow-up data as well. In the following Figure, the 15 RVO patients (pooled 2.5 mg and 5 mg dose levels) who reached the week 20 visit prior to the data cutoff date of November 8, 2019 are included. In the period between week 12 and week 20 (that is, months 1 to 3 after the loading phase), the treatment effect is maintained, with only a small (9.5 micron) change in average central subfield thickness on OCT was observed, and between weeks 12 and 16 this change was only 21.6 microns, consistent with the observation that some patients required and received retreatment at week 16 (8 weeks after the last loading dose). This is consistent with the extended durability effect of KSI-301 and compares favorably existing anti-VEGF agents. Similarly, BCVA was also stable over these intervals, consistent with a prolonged duration of effect of KSI-301. An average improvement from baseline of +21.3 eye chart letters, which is over four eye chart lines, was observed at week 20.

The data presented above includes patients who reached the week 20 visit by the data cut-off date. When considering the larger group of patients who have data through the first 12 weeks of the ongoing study, the following results have been observed:

These data collectively demonstrate that KSI-301 has a potent anti-VEGF effect both on BCVA improvement and retinal drying in RVO patients. The clinical benefit appears in line with existing anti-VEGF agents (especially when considering differences in baseline characteristics), with substantially longer durability than with existing agents, and the effects were achieved with fewer loading doses. These data support a pivotal study design where KSI-301 would be given on an every two month or longer interval, compared to standard of care aflibercept on its monthly regimen.

Safety of KSI-301 Injections

The safety profile of KSI-301 continues to be encouraging with no intraocular inflammation or study eye ocular serious adverse events reported across 338 injections given to 116 patients in the Phase 1a and Phase 1b program as of November 9, 2019. The systemic safety profile continues to be consistent with that expected for intravitreal anti-VEGF agents, as well.

Additionally, we have also started to evaluate anti-drug antibody (ADA) status in the Phase 1/1b program. As of October 28, 2019, a total of 362 samples from 103 subjects have been tested for the presence of ADAs. Only four samples from three subjects in Phase 1b were confirmed positive. These four samples all have low titers at or below the minimum required assay dilution. Of the 3/103 subjects testing positive, one subject tested positive at a low level at both Week 8 and Week 16. The second subject tested positive at a low level at Week 16, and no later time points have been tested yet. The third subject tested positive at a low level at Week 8 and was negative at Week 16. While the sample size is small, a review of the corresponding clinical and safety data for these three subjects did not show the ADA positivity to be correlated with loss of clinical efficacy (BCVA, OCT, earlier need for retreatment) or correlated with any ocular or non-ocular safety finding. Although these data are preliminary, they provide an additional window into the safety of KSI-301 as we accelerate the clinical development program.

Phase 1b Study Ongoing Status

We have extended the planned follow-up period of patients in the Phase 1b study from nine months to 18 months so that additional long-term durability and safety outcomes can be collected. We intend to continue to present ongoing safety, efficacy and durability data from the Phase 1b study at medical and investor meetings.

Accelerated Clinical Development Strategy for KSI-301

Based on the promising safety, efficacy and durability data observed to date in the Phase 1b study, we are accelerating the clinical development of KSI-301.

In the third quarter of 2019, we initiated enrollment in our pivotal DAZZLE clinical trial of KSI-301 in patients with treatment-naïve wet AMD. In this study, all patients will receive KSI-301 on an every three- to five- month dosing interval or standard-care aflibercept on an every two-month dosing interval, each after three initial monthly doses. We believe that an every three- to five- month dosing regimen with KSI-301 would represent a clinically-meaningful improvement compared to the currently-available standard of care for patients needing intraocular anti-VEGF therapy. A primary data readout is anticipated in 2021 depending on enrollment rates. This trial is currently recruiting patients in the United States and is additionally planned to enroll patients in several countries of the European Union as well as in Israel.

At our R&D Day event in October 2019, we announced our intention to initiate, in mid-2020, two Phase 3 studies of KSI-301 in RVO– one study in central RVO and one study in BRVO. These two studies would support an initial BLA for KSI-301 and could result in our achieving rapid market entry, because the primary endpoint for RVO studies is evaluated at six months.

Subsequently, in the fourth quarter of 2019, we held a Type B (EOP) meeting with FDA where we discussed and agreed upon the recommended clinical, non-clinical, and manufacturing activities to support the future licensure of KSI-301 in wet AMD, RVO, DME, and DR. In particular, we discussed and agreed with FDA on the sequence and number of clinical studies required to support an initial BLA and supplemental BLA to achieve approval in these four retinal diseases. FDA has indicated that approval in the four diseases of AMD, DME, RVO and DR without DME could be supported with a total of five pivotal trials – two in RVO, one in wet AMD, one in DME, and one in DR without DME. We also discussed with and received feedback from FDA on the designs of the proposed studies.

As a result of the supportive discussions with FDA, we now intend to initiate at least four US/EU-based pivotal trials in mid-2020: one in central RVO (CRVO), one in branch RVO (BRVO), one in DME, and one in DR without DME. These studies, together with our ongoing ‘DAZZLE’ pivotal study in wet AMD, will be the basis of our intended BLA and sBLA submissions. Each study will compare a differentiated KSI-301 dosing regimen head-to-head against standard of care: intravitreal anti-VEGF treatment in the case of wet AMD, DME, and RVO, and observation/sham injections for DR.

We believe the RVO studies can achieve primary data readouts in 2021 and support an initial BLA filing for KSI-301 in early 2022. We believe the DME study can achieve primary data readout in 2022 and, together with our DAZZLE wet AMD study, support a supplemental BLA for both DME and wet AMD in 2022. Likewise, we believe the DR study could achieve primary data readout in 2022 and support a supplemental BLA submission for DR in 2022 or 2023.

We are currently finalizing the designs of the RVO and DME Phase 3 studies following the discussions that we held with the FDA. For patients with RVO, we believe an every-other month or longer dose regimen for KSI-301, following two loading doses, can be meaningfully differentiated from that of other marketed and in-development anti-VEGF biologics that require monthly dosing in this disease. For patients with DME, we are planning a DAZZLE-like design, with all patients on an every 3-, 4-, 5- or 6- month regimen (after 3 monthly loading doses) compared to standard of care aflibercept dosed every 2 months (after 5 monthly loading doses).  We believe this profile, with all patients on an every 3- month or longer dose regimen, can be meaningfully differentiated from that of other marketed and in-development anti-VEGF biologics.

We also expect to finalize the design of the DR Phase 3 study by early 2020. For DR patients, we believe that an every 3-, 4-, or 6- month regimen with no loading doses could offer an important and meaningfully-differentiated benefit for patients. Although anti-VEGF therapy is now approved in the US for DR, it is not standard of care for non-proliferative DR in most cases. Thus, a study of KSI-301 could compare against either placebo (sham injections) or anti-VEGF treatment.

Our anticipated US/EU clinical studies for KSI-301 are therefore as follows:

We additionally plan to initiate one or more clinical studies in China. We held our China pre-investigational new drug, or IND, meeting for KSI-301 with the China Center for Drug Evaluation, or CDE, in the second quarter of 2019. Based on this supportive meeting, as well as the progress with our clinical development of KSI-301 and the recent FDA feedback, we are now evaluating how the design and sequencing of our clinical studies in China can best support our China objectives and global objectives with the intention to submit one or more INDs for KSI-301 in China in the first quarter of 2020. The disease indications we explored in our pre-IND meeting included wet AMD, DME, and DR. Our IND submissions in China may include patients with wet AMD, DME/DR, RVO, and/or myopic CNV.

Since inception in June 2009, we have devoted substantially all of our resources to discovering and developing product candidates and manufacturing processes, building our ABC Platform and assembling our core capabilities in drug development for ophthalmic disease. We plan to continue to use third-party contract research organizations, or CROs, to carry out our preclinical and clinical development. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We are evaluating investments in commercial manufacturing capacity. We do not have any products approved for sale and have not generated any product revenue since inception.

We have funded our operations primarily through the sale and issuance of equity securities. In October 2018, we completed our initial public offering, or IPO.

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance our product candidates, particularly KSI-301, through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization; broaden and improve our platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company. Our net loss was $12.4 million and $31.7 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, we had an accumulated deficit of $142.5 million.

Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of KSI-301 for wet AMD, RVO, DME or DR without DME or delay our efforts to advance and expand our product pipeline.

As of September 30, 2019, we had cash and cash equivalents and marketable securities of $60.6 million. Refer to the going concern evaluation under Note 1 to our unaudited condensed consolidated financial statements included in this report.

On November 1, 2019, we filed a shelf registration statement on Form S-3 (File No. 333-234443) with the SEC covering the offer and sale of the Company’s securities up to $400.0 million for a period up to three years from the date of effectiveness of the shelf registration statement.

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

We are focusing substantially all of our resources and development efforts on the development of our product candidates, in particular KSI-301. We expect our research and development expenses to increase substantially during the next few years, as we continue to initiate and advance our Phase 2 studies, complete our clinical programs, pursue regulatory approval of our drug candidates and prepare for a possible commercial launch. Predicting the timing or the final cost to complete our clinical program or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials or our manufacturing activities, we could be required to expend significant additional financial resources and time on the completion of clinical development and launch-related manufacturing activities. Furthermore, we are unable to predict when or if our drug candidates will receive regulatory approval with any certainty.

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

Interest Income

Interest income consists of interest income earned on investments for the three and nine months ended September 30, 2019 and 2018.

Interest Expense

Interest expense consists primarily of interest expense related to our convertible notes, including amortization of debt discount and debt issuance costs, for the three and nine months ended September 30, 2018. The convertible notes converted into shares of common stock upon the closing of our IPO.

Other Income (Expense), Net

Other income (expense), net consists of changes in the fair value of preferred stock warrants and derivative instruments for the three and nine months ended September 30, 2018. The preferred stock warrants converted into common stock warrants and the derivative liability was extinguished upon our IPO.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Operating expenses:
Research and development	$10,115	$4,709	$5,406	$24,676	$11,942	$12,734
General and administrative	2,617	1,671	946	8,330	5,075	3,255
Loss from operations	(12,732)	(6,380)	(6,352)	(33,006)	(17,017)	(15,989)
Interest income	354	—	354	1,265	—	1,265
Interest expense (includes $1,076 and $2,944 attributable to related parties for the three and nine months ended September 30, 2018, respectively)	(2)	(1,982)	1,980	(8)	(5,329)	5,321
Other income (expense), net (includes $1,129 and $2,714 other expense attributable to related parties for the three and nine months ended September 30, 2018, respectively)	—	(2,090)	2,090	—	(4,435)	4,435
Net loss	$(12,380)	$(10,452)	$(1,928)	$(31,749)	$(26,781)	$(4,968)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
ABC Platform external expenses (1)	$440	$364	$76	$1,911	$912	$999
KSI-301 program external expenses (2)	5,808	1,684	4,124	11,691	5,173	6,518
KSI-501 program external expenses (3)	300	—	300	1,120	—	1,120
Payroll and personnel expenses (4)	2,898	2,075	823	8,147	4,288	3,859
Other research and development expenses (5)	669	586	83	1,807	1,569	238
Total research and development expenses	$10,115	$4,709	$5,406	$24,676	$11,942	$12,734

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

ABC Platform external expenses increased $0.1 million and $1.0 million during the three and nine months ended September 30, 2019, respectively, as compared to 2018. The increase was primarily driven by manufacturing runs to support our product candidate pipeline.

KSI-301 program external expenses increased $4.1 million and $6.5 million during the three and nine months ended September 30, 2019, respectively, as compared to 2018. The increase was primarily due to clinical trial costs as well as manufacturing runs for KSI-301.

KSI-501 program external expenses increased $0.3 million and $1.1 million during the three and nine months ended September 30, 2019, respectively, due to ongoing research and development of KSI-501.

Payroll and personnel expenses increased $0.8 million and $3.9 million during the three and nine months ended September 30, 2019, respectively, as compared to 2018. The increase was a result of increased headcount and stock-based compensation expense.

Other research and development expenses remained relatively constant during the three and nine months ended September 30, 2019 as compared to 2018. Our other research and development expenses may fluctuate in future periods as we elect to develop other product candidates.

General and Administrative Expenses

General and administrative expenses increased $0.9 million during the three months ended September 30, 2019 as compared to 2018. The increase in general and administrative expenses was primarily attributable to increases of $0.6 million in salaries, including stock-based compensation, and $0.3 million in insurance fees associated with operating as a public company.

General and administrative expenses increased $3.3 million during the nine months ended September 30, 2019 as compared to 2018. The increase in general and administrative expenses was primarily attributable to increases of $1.5 million in salaries, including stock-based compensation, $0.8 million in insurance fees and $1.0 million in professional services and costs associated with operating as a public company.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes and warrants. In October 2018, we completed our IPO.

As of September 30, 2019, we had cash and cash equivalents and marketable securities of $60.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2019, our funds are primarily held in corporate notes, commercial paper and money market accounts.

Future Funding Requirements

We have incurred net losses since our inception. For the three and nine months ended September 30, 2019, we had net loss of $12.4 million and $31.7 million, respectively, and we expect to continue to incur additional losses in future periods. As of September 30, 2019, we had an accumulated deficit of $142.5 million. Refer to the going concern evaluation under Note 1 to our unaudited condensed consolidated financial statements included in this report.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents and marketable securities for each of the periods presented below, in thousands:

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(27,853)	$(20,691)
Investing activities	(23,715)	(56)
Financing activities	347	30,942
Net increase (decrease) in cash, cash equivalents and restricted cash	$(51,221)	$10,195

Cash Flows from Operating Activities

The $7.2 million increase in cash used in operating activities for the nine months ended September 30, 2019 as compared to 2018 was primarily driven by the increase in net loss during this period due to increased payroll and personnel expenses and manufacturing and clinical trial costs to support overall growth and by the change in other assets due to long-term advance payments for clinical trials.

Cash Flows from Investing Activities

The $23.7 million increase in cash used in investing activities for the nine months ended September 30, 2019 as compared to 2018 was driven by the net purchase of marketable securities.

Cash Flows from Financing Activities

The $30.6 million decrease in cash provided by financing activities for the nine months ended September 30, 2019 as compared to 2018 was due to the issuance of convertible debt in February 2018 offset by an increase in cash used for deferred offering costs related to our IPO.

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

During the three and nine months ended September 30, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 27, 2019, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2019, we implemented certain internal controls as a result of our adoption of the new lease standards on January 1, 2019. There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company specializing in novel therapeutics to treat chronic, high-prevalence retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have enrolled over 100 patients with wet AMD, DME, or RVO in our Phase 1b multiple-dose clinical trial of KSI-301 and we are currently enrolling wet AMD patients in our Phase 2 ‘DAZZLE’ clinical trial of KSI-301. We have not initiated clinical trials for any of our other product candidates. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and early stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net loss of $12.4 million and $31.7 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, we had an accumulated deficit of $142.5 million.

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

As of September 30, 2019, we had cash and cash equivalents and marketable securities of $60.6 million. Refer to the going concern evaluation under Note 1 to our unaudited condensed consolidated financial statements included in this report.

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

As of September 30, 2019, we had cash and cash equivalents and marketable securities of $60.6 million. Refer to the going concern evaluation under Note 1 to our unaudited condensed consolidated financial statements included in this report. Our estimate as to how long we expect our existing cash and cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may prove inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

As of September 30, 2019, we had cash and cash equivalents and marketable securities of $60.6 million. We expect these available cash resources to fund our existing operational commitments and objectives at least through the first half of 2020. The uncertainties inherent in our future operations and in our ability to obtain additional funding raise substantial doubt about our ability to continue as a going concern beyond one year from the date of filing this report. If we are unable to obtain sufficient funding, we may be forced to delay or reduce the scope of our development programs and clinical trials, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

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

KSI-301 is our only product candidate that we expect to be in clinical studies in the near term. We initiated our Phase 1a clinical trial of KSI-301 in July 2018, reached the primary endpoint in September 2018, and completed the last patient visit of that study in November 2018. Subsequently, beginning in December 2018, we have enrolled over 100 patients in our Phase 1b clinical trial of KSI-301 and continue to follow those patients for safety, efficacy and durability. In the third quarter of 2019, we began enrollment in our pivotal Phase 2 ‘DAZZLE’ study and the first patients were dosed in October 2019. It may be years before the pivotal trials required for approval are completed, if at all. Further, we cannot be certain that either KSI-301 or any of our product candidates will be successful in clinical trials.

Our early encouraging preclinical, Phase 1a, and ongoing Phase 1b clinical trial results for KSI-301 are not necessarily predictive of the results of our ongoing or future discovery programs or clinical studies. Our Phase 1a clinical trial was designed to evaluate safety and tolerability of KSI-301 after single doses, and our ongoing Phase 1b clinical trial was designed to evaluate safety, efficacy and durability of KSI-301 after multiple doses. Although the trials have yielded early evidence of safety, efficacy and durability, the data derive from a small number of subjects (a total of 113 as of October 10, 2019), and we expect that our pivotal trials will have materially different design parameters. For example, our Phase 1a and Phase 1b trials do not evaluate durability of KSI-301 across the planned 12-, 16- or 20- week dosing intervals in exactly the same manner as we are evaluating in our Phase 2 wet AMD trial. Promising results in preclinical studies and Phase 1 clinical trials of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during late-stage clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported adverse events.

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

Factors that may inhibit our efforts to commercialize any approved product on our own include:

•	our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs and other support personnel;
•	the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future approved products;
•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
•	the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
•	restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent commercialization organization.

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

Since the ACA’s enactment, there have been, and continue to be, numerous challenges to the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA.  While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. In addition, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further price control measures that could be enacted during the budget process or in other future legislation. In addition, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started implementing some of these measures under its existing authority. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing approval. The laws that may impact our operations include:

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

•

federal civil and criminal false claims laws, including the False Claims Act, which can be enforced by private citizens on behalf of the government through civil whistleblower or qui tam actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;

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

•

the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services under the Open Payments Program, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could, despite our efforts to comply, be subject to challenge under one or more of such laws. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

As of September 30, 2019, we had 34 employees, all of whom were full-time. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our directors, executive officers, holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own shares representing approximately 60.2% of our outstanding common stock as of September 30, 2019. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We do not meet certain of The Nasdaq Stock Market continued listing requirements and therefore, we risk delisting, which may decrease our stock price and make it harder for our stockholders to trade our stock.

As previously disclosed, on October 4, 2019, we notified by The Nasdaq Stock Market that we were not in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires the Audit Committee our board to consist of at least three independent directors. We have made a timely request for an appeal before the Nasdaq Hearings Panel, which is scheduled for November 21, 2019. The request for an appeal automatically stayed any suspension or delisting action pending the issuance of the decision of the Nasdaq Hearings Panel, and our board is committed to filling the third independent director position on the Audit Committee and to gain compliance with the audit committee composition requirements under Nasdaq Listing Rule 5605(c)(2)(A) in advance of the Nasdaq Hearings Panel.

There can be no assurance that the Nasdaq Hearings Panel will provide any grace period for compliance beyond the hearing date, or that we will be able to gain compliance with the Nasdaq Listing Rules. Also, we cannot assure you that, in the future, our securities will meet the continued listing requirements to be listed on The Nasdaq Stock Market. If The Nasdaq Stock Market delists our common stock, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

We have broad discretion in the use of proceeds from any offering and may not use them effectively.

Our management has broad discretion in the application of the net proceeds received from any offering. Our management may spend a portion or all of the net proceeds from any offering in ways that our stockholders may not desire or that may not yield a favorable return. The failure by our management to apply these funds effectively could harm our business, financial condition, results of operations and prospects. Pending their use, we may invest the net proceeds from any offering in a manner that does not produce income or that loses value.

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

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. Our bylaws further provide that unless we otherwise consent in writing, the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to as the Federal Forum Provision. However, on December 19, 2018, the Delaware Chancery Court issued an opinion in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL, finding that provisions similar to the Federal Forum Provision are not valid under Delaware Law. As previously disclosed in a Current Report on Form 8-K we filed on January 28, 2019, in light of the Sciabacucchi decision, we do not currently intend to enforce the foregoing federal forum selection provision unless the Sciabacucchi decision, which is currently on appeal before the Delaware Supreme Court, is reversed. If the Delaware Supreme Court affirms the Chancery Court’s decision, then we intend to amend the Bylaws to remove the invalid provision. Such amendment could cause us to incur additional costs, which could have an adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2019, we issued 1 share of common stock through the exercise of 1 common stock warrant priced at $0.01 per share. The issuance of the common stock upon the cash exercise of the common stock warrant was exempt from the registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. No underwriters were involved in the issuance of the share of common stock or common stock warrant.

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

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.2	Investors’ Rights Agreement, dated September 8, 2015, as amended, by and among the registrant and the investors and founders named therein	S-1/A	333-227237	4.2	9/24/2018

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Principal Accounting and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

KODIAK SCIENCES INC.

Date: November 12, 2019	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ John Borgeson
John Borgeson
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)