Form 10-K
period 2019-12-31
Kodiak Sciences Inc.
filed 2020-03-16
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2019 as reported by the Nasdaq Global Market on such date, was approximately $273.7 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 2, 2020, the registrant had 44,420,028 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

Table of Contents

Kodiak Sciences Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2019

i

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth under the section titled “Risk Factors” and elsewhere in this report. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our development activities, preclinical studies, clinical trials and regulatory filings;
•	the translation of our preclinical results and data and early clinical trial results in particular relating to safety, efficacy and durability into future clinical trials in humans;
•	the continued durability, efficacy and safety of our product candidates;
•	our ability to achieve our “2022 Vision” of a Biologics License Application of KSI-301 in 2022;
•

the number, size and design of clinical trials that regulatory authorities may require to obtain marketing approval, including the order and number of clinical studies required to support a Biologics License Application, or BLA, in wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, retinal vein occlusion, or RVO, and diabetic retinopathy, or DR;

•	the timing or likelihood of regulatory filings and approvals, including the potential to achieve FDA approval of KSI-301 in wet AMD, DME, RVO and DR;
•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	the success of competing products or platform technologies that are or may become available;
•	our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;
•	our expectation as to the concentration of retinal specialists in the United States and its impact on our sales and marketing plans;
•	our expectations regarding our ability to enter into manufacturing-related commitments, and the timing thereof;
•	future agreements with third parties in connection with the commercialization of our product candidates;
•	the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
•	existing regulations and regulatory developments in the United States and foreign countries;
•	the expected potential benefits of strategic collaboration agreements and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	potential claims relating to our intellectual property and third-party intellectual property;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the pricing and reimbursement of our product candidates, if approved;

ii

•	our ability to attract and retain key managerial, scientific and medical personnel;
•	the accuracy of our estimates regarding the sufficiency of our cash resources, expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

iii

PART I

ITEM 1. BUSINESS

Overview

Our goal is to prevent and treat the major causes of blindness by developing next-generation therapeutics for chronic, high-prevalence retinal diseases.

Throughout 2019 and into 2020, we have generated clinical data with our most advanced product candidate, KSI-301, a biologic therapy built with our antibody biopolymer conjugate platform, or ABC Platform, which is designed to maintain potent and effective drug levels in ocular tissues for longer periods than the currently-marketed biologic medicines used to treat retinal diseases. To date, KSI-301 has been administered more than 500 times to over 200 patients. We believe that KSI-301, if approved, has the potential to be an important therapy to treat patients with wet age-related macular degeneration, or wet AMD, diabetic retinopathy, or DR, including diabetic macular edema, or DME, and macular edema due to retinal vein occlusion, or RVO.

In our ongoing Phase 1b clinical study, we have completed enrollment and administered multiple doses of KSI-301 to treatment-naïve patients with wet AMD, DME or RVO, and we are observing promising safety, efficacy, and clinical durability in the emerging data in each of the retinal diseases under study. We believe the data support an acceleration of efforts to bring KSI-301 to the market in these retinal diseases and that the data lend confidence to the design of our current and planned pivotal studies of KSI-301, which studies we believe, if successful, may demonstrate a meaningfully differentiated clinical profile of KSI-301 as compared to current therapies. Based on this encouraging data, we are entering into the manufacturing-related commitments necessary for pre-commercial scale-up and BLA submission.

We have completed an end of phase 2 meeting with the U.S. Food and Drug Administration, or FDA, where we agreed on the order and number of clinical studies required to support the licensure of KSI-301 in wet AMD, DME, RVO and DR (without DME). Two pivotal studies will be required in RVO and one study each in wet AMD, DME, and DR in order to support the potential U.S. approval of KSI-301 across these four indications. The pivotal study for wet AMD began recruiting patients in the third quarter of 2019, and we plan to initiate the pivotal studies in DME, RVO and DR in 2020.

The ABC Platform and KSI-301 were developed at Kodiak, and we own worldwide rights to these assets. We have applied our ABC Platform to develop additional product candidates beyond KSI-301, including KSI-501, our bispecific anti-IL-6/VEGF bioconjugate, and we are expanding our early research pipeline to include ABC Platform-based triplet inhibitors for multifactorial retinal diseases such as dry AMD and the neurodegenerative aspects of glaucoma. We intend to progress these and other product candidates to address high-prevalence ophthalmic diseases.

Our overall objective is to develop our product candidates, seek FDA and worldwide health authority marketing authorization approvals, and ultimately commercialize our product candidates.

Recent developments

On December 1, 2019, we and our subsidiary, Kodiak Sciences GmbH, entered into a funding agreement with Baker Bros. Advisors, or BBA, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of KSI-301 in exchange for $225,000,000 in committed development funding payable to us. Unless earlier terminated or re-purchased by us, the royalty terminates upon the date that BBA has received an aggregate amount equal to 4.5 times the funding amount paid to us. On February 4, 2020, BBA paid us the first $100,000,000 of the funding amount, and the remaining $125,000,000 of the funding amount will be paid following the achievement of 50% enrollment in each of (i) the planned Phase 3 clinical trial of KSI-301 for branch RVO and (ii) the planned Phase 3 clinical trial of KSI-301 for central RVO. We have the option, exercisable at any point during the term of the funding agreement, to repurchase from BBA 100% of the royalties due to BBA under the funding agreement for a purchase price equal to the funding amount paid to us as of such time times 4.5, less amounts paid by us to BBA. The funding agreement was the result of a competitive process overseen by independent and disinterested directors with the assistance of outside counsel. For further details, see the section titled “—Funding Agreement” below.

On December 6, 2019, we completed a follow-on equity offering and issued and sold 6,900,000 shares of the Company’s common stock at a price to the public of $46.00 per share. The gross proceeds from this offering were $317.4 million, resulting in aggregate net proceeds of $297.6 million after deducting underwriting discounts and commissions and other offering costs payable by us.

Proceeds from the royalty funding agreement together with our current cash, cash equivalents and marketable securities, which includes proceeds from the equity offering, are expected to advance the clinical programs for KSI-301 towards achieving our “2022 Vision” of a Biologics License Application, or BLA, of KSI-301 in 2022 for wet AMD, DME, RVO and potentially DR without DME, including the manufacturing activities necessary for BLA submission, as well as to advance our pipeline of drug candidates including KSI-501 and our triplet inhibitor drug candidates and for working capital and general corporate purposes.

In 2019 and into the first quarter of 2020, highlights of our activities included:

•

Initiation of enrollment and on-going recruitment in our pivotal DAZZLE clinical trial of KSI-301 in patients with treatment naïve wet AMD. As of March 6, 2020, more than 175 patients have been enrolled in the study randomized 1:1 between KSI-301 and Eylea as active comparator;

•	Completion of recruitment into our ongoing Phase 1b study of KSI-301 in 121 treatment-naïve patients with wet AMD, DME and RVO;
•

Presentation of promising on-going clinical safety, efficacy and durability data at the American Society of Retina Specialists 2019 Annual Meeting, the Macula Society 2019 Annual Meeting, the American Academy of Ophthalmology 2019 Annual Meeting Retina Subspecialty Day, and the Angiogenesis, Exudation, and Degeneration 2020 Annual Meeting;

•	Completion of a Type B (End of Phase 2 or EOP) meeting with the FDA where we discussed and agreed on:
•	Certain recommended clinical, non-clinical, and manufacturing activities to support the licensure of KSI-301, and
•	The order and number of clinical studies required to support a BLA in wet AMD, DME, RVO and DR;
•

Announcement of an accelerated registration strategy for KSI-301 which includes: (i) running our pivotal clinical studies in the major retinal vascular disease indications in parallel (rather than in series), and (ii) engaging in BLA and pre-commercial manufacturing validation and scale-up activities;

•

Expansion of our Board of Directors with the appointment of Taiyin Yang, Ph.D., Executive Vice President, Pharmaceutical Development and Manufacturing of Gilead Sciences, who brings expertise and experience in the relevant pre-commercial areas of clinical and commercial manufacturing, quality and supply chain operations;

•

Entry into a royalty funding agreement with BBA in which we sold a capped, pre-payable 4.5% royalty on future net sales of KSI-301 in exchange for $225,000,000 in committed development funding payable to us.; and

•	Closing of a $317.4 million follow-on offering of our common stock.

Based on the emerging clinical data, our productive EOP meeting with the FDA, and our substantive financing events, we are accelerating our BLA- and pre-commercial manufacturing activities to match the clinical timelines for KSI-301, with the goal of demonstrating a meaningfully-differentiated (i.e., first line) clinical profile in each of wet AMD, DME, RVO, and DR as compared to currently-marketed medicines.

Our current cash, cash equivalents and marketable securities which includes the net proceeds from the December 2019 public offering, and together with the royalty funding agreement, provide the resources for us to advance the KSI-301 program towards achieving our “2022 Vision,” and also to advance our pipeline of drug candidates including KSI-501 and our triplet inhibitor drug candidates, and for working capital and general corporate purposes.

Kodiak’s 2022 Vision and KSI-301 accelerated development strategy

We believe that we can achieve our “2022 Vision” of a BLA submission and initial FDA approval for KSI-301 in wet AMD, DME, RVO and DR with a total of five pivotal trials— two in RVO, one in wet AMD, one in DME and one in DR without DME. Consequently, we now intend to initiate at least four US/EU-based pivotal trials in 2020 – one in DME, one in central RVO (CRVO), one in branch RVO (BRVO), and one in DR without DME. These studies, together with our ongoing pivotal study in wet AMD, will be the basis of our intended BLA and sBLA submissions. We currently expect to submit the wet AMD, DME, and RVO indications in a single initial BLA for KSI-301 and the DR indication in a supplemental BLA in the United States. We continue to invest in our science and our pipeline, including our bispecific ABC product candidate KSI-501 for retinal vascular diseases with a strong inflammatory component and our new triplet inhibitors for the high prevalence multifactorial retinal diseases dry AMD and the neurodegenerative aspects of glaucoma.

Our 2022 Vision includes the following potential catalysts and milestones in 2020, 2021 and 2022, along with the important milestones achieved in 2019 that support the accelerated development program:

Further details of our ongoing KSI-301 Phase 1b trial and our accelerating development strategy are discussed below.

Opportunity for clinically meaningful differentiation

Current intravitreal anti-VEGF agents require frequent eye injections in order to achieve the best clinical results. When patients do not follow product labeling or miss treatments, improvements in their vision following treatment may be transient or decline over time. Real-world data demonstrate that most patients are not currently receiving their anti-VEGF therapy at the recommended intervals. We believe that our ABC Platform medicines could address this problem by requiring less frequent dosing, and the emerging Phase 1b clinical data with KSI-301 support meaningfully differentiated clinical profiles of KSI-301 relative to standard of care in each of the major retinal diseases treated today with anti-VEGF therapy. The current and emerging standard of care treatment regimens and the dosing regimens Kodiak intends to test in its pivotal trials with KSI-301 are shown in the below table.

Retinal disease:	Wet AMD	Diabetic macular edema	Retinal vein occlusion	Non-proliferative diabetic retinopathy
Current and emerging standard of care	(Current:) Aflibercept once every 2 months, after 3 monthly loading doses	Aflibercept once every 2 months, after 5 monthly loading doses	Aflibercept once monthly (for both Branch and Central RVO)	(Current:) None (Emerging:) Aflibercept once every 2 months, after 5 monthly loading doses

Kodiak’s Potential Dosing Regimen for KSI-301 (as studied in ongoing or anticipated pivotal trials)	KSI-301 once every 3, 4 or 5 months, after 3 monthly loading doses	KSI-301 once every 2 to 6 months, after 3 monthly loading doses	Branch RVO: KSI-301 once every 2 months, after 2 monthly loading doses Central RVO: KSI-301 once monthly for six months, followed by less-frequent dosing	KSI-301 once every 4 or 6 months, after 3 initial doses every other month

Emerging phase 1b data support a differentiated profile of KSI-301 in each disease

We have been studying the safety, efficacy and durability data of KSI-301 in patients with treatment-naïve wet AMD, DME and RVO treated in an ongoing, open-label, multiple-dose Phase 1b study of KSI-301. This Phase 1b study was initiated in the United States in the fourth quarter of 2018 and followed a successful first-in-human, single ascending dose Phase 1a clinical study of KSI-301 that was also undertaken in 2018. The Phase 1b study is designed to provide a scientific and clinical proof of concept for the safety, efficacy and durability of KSI-301 and the ABC Platform in patients with retinal vascular disease. All cohorts are fully enrolled in the Phase 1b study. In the study, patients are being treated with three monthly doses of either 2.5 mg or 5 mg KSI-301 and followed thereafter, with additional treatments according to disease-specific, protocol-specified retreatment criteria.

On February 8, 2020, we presented additional interim data from the ongoing Phase 1b study of KSI-301 at the Angiogenesis, Exudation, and Degeneration 2020 Annual Meeting. We are observing promising clinical durability in the emerging data in each of the retinal diseases under study. We believe the Phase 1b data we are generating in treatment naïve patients with wet AMD, DME and RVO lend confidence to the design of our current and proposed pivotal studies of KSI-301, and that these pivotal studies, if successful, may demonstrate meaningfully differentiated profiles in each of the four retinal vascular diseases as compared to current agents.

The Phase 1b study design, retreatment criteria, and patient baseline characteristics are described below. In the Phase 1b study, treatment-naïve patients with wet AMD, DME or RVO receive three monthly loading doses of KSI-301 at either the 2.5 mg or 5 mg dose levels and are followed thereafter; retreatment with KSI-301 is administered as per the protocol-specified retreatment criteria.

	wet AMD cohort	DME cohort	RVO cohort
Variable	(n=51)	(n=35)	(n=35)
Age, mean (SD), years	77.9 (10.5)	59.7 (11.7)	63.6 (12.6)
Gender, n (%), female	32 (62.7)	14 (40.0)	13 (37.1)
Race, n (%), White	48 (94.1)	28 (80.0)	31 (88.6)
BCVA, mean (SD), ETDRS letters	63.3 (13.3)	66.8 (10.2)	54.9 (15.4)
Snellen equivalent	~20/50	~20/50	~20/80
BCVA, Snellen 20/40 or better, n (%)	20 (39.2)	16 (45.7)	6 (17.1)
OCT CST, mean (SD), microns	430 (162)	453 (110)	675 (237)

Includes all patients randomized as of 21 January 2020, SD = standard deviation; BCVA = best corrected visual acuity; OCT = optical coherence tomography; CST = central subfield thickness

The figures below present additional new data on durability and efficacy outcomes from the ongoing Phase 1b study that were presented at the Angiogenesis 2020 Annual Meeting. Across all three diseases under the study, improvements in vision and retinal anatomy were observed through 24 weeks of patient follow-up, with stability in OCT and BCVA over time in the monthly follow-up intervals following the three mandatory loading doses. Vision is measured as change in best corrected visual acuity, or BCVA, on a standardized eye chart, and retinal anatomy is measured as change in retinal central subfield thickness, or CST, using optical coherence tomography, or OCT, imaging.

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

In our Phase 1b study, we have observed thus far that 91.4% of wet AMD treated eyes have been extended to three months or longer after the last loading dose of KSI-301 without receiving retreatment, and 84% have been extended to four months or longer after the last loading dose. Many patients have not received their first retreatment until five or even six months after the last loading dose. In the Phase 1b study, the maximum retreatment interval for wet AMD patients is capped at six months. The following results have been observed as of January 21, 2020.

Intriguingly, we are observing that a high proportion of Phase 1b patients, approximately 55% as of January 21, 2020, have reached six months without retreatment after the initial loading doses, and 72% have reached a five months or longer interval. These emerging data underscore the potential of KSI-301 and the ABC Platform to achieve truly long-interval dosing with an intravitreally-administered therapy.

Visual acuity and retinal anatomy (OCT CST) improvements continue to be durable in the follow-up data as well. In the following graphs, the 31 wet AMD patients (pooled 2.5 mg and 5 mg dose levels) who reached the week 24 visit prior to the data cutoff date of January 21, 2020 are included. In the period between week 12 and week 24 (that is, months 1 to 3 after the loading phase), the treatment effect is maintained with only an average of 0.16 injections, with only a small (29.8 micron) change in average central subfield thickness on OCT was observed over the entire period from week 12 to week 24; from week 12 to 16 the change was 8.6 microns, from weeks 16 to 20 it was 9.1 microns, and between weeks 20 and 24 it was 12.1 microns. These data are consistent with an extended durability effect of KSI-301 and compare favorably to the OCT fluctuations observed with existing anti-VEGF agents despite those agents being given on shorter dosing intervals. Similarly, BCVA was also generally stable over these intervals, consistent with a prolonged duration of effect of KSI-301. BCVA tends to fluctuate by a small amount on a month-to-month basis in clinical trials.

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

These data collectively demonstrate that KSI-301 has a potent anti-VEGF effect both on BCVA improvement and retinal drying in wet AMD patients. The clinical benefit appears in line with existing anti-VEGF agents (especially when considering differences in baseline characteristics), and we are observing longer durability of clinical effect with KSI-301 than is expected from existing agents.

Although the Phase 1b study is open-label, we believe these results are representative both because patients in the study are randomized to two dose levels and because the key assessments (visual acuity and OCT) are measured objectively and in a standardized, reproducible manner. The very high proportion of Phase 1b patients who have been extended to 4, 5, or even 6 months without receiving retreatment also supports the design of our ongoing pivotal study, DAZZLE, in which KSI-301 is administered to treatment-naïve wet AMD patients on an every 3, 4 or 5 month dosing regimen, as compared to aflibercept on an every 2 month regimen, each after three monthly loading doses. In DAZZLE, the criteria for assigning a patient to 3, 4, or 5-month dosing on KSI-301 are slightly stricter than the retreatment criteria in the Phase 1b. Applying the DAZZLE retreatment criteria to the wet AMD patients in the Phase 1b study who have reached week 20 or later, we observe that 75% would have a time to first retreatment in DAZZLE of five months, 12.5% at four months, and 12.5% at three months, further supporting the design of the DAZZLE study.

Diabetic macular edema

In DME, currently-approved anti-VEGF medicines are labeled for either monthly or every other month dosing after 5 monthly loading doses, and in a National Eye Institute-funded DRCR.net collaborative group study of DME patients, almost all patients required 6 initial monthly loading doses and a median of 9-10 doses were administered in the first year of therapy for all of the tested agents (aflibercept, bevacizumab, and ranibizumab). Our objective with KSI-301 in DME is thus twofold: first, to reduce the number of initiating or loading doses, and second to extend the treatment interval in the maintenance phase to 3 months and beyond. In our Phase 1b study, we have observed that 76% of DME treated eyes have been extended to four months or longer after the 3 loading doses of KSI-301 without receiving retreatment, with most patients not yet receiving any retreatment, including patients followed for as long as 5 to 7 months after the initiating doses. 96.7% of patients have been extended to 3 months or longer after the last loading dose. The following results have been observed as of January 21, 2020:

Visual acuity and optical coherence tomography improvements continue to be durable in the follow-up data as well. In the following Figure, the 19 DME patients (pooled 2.5 mg and 5 mg dose levels) who reached the week 24 visit prior to the data cutoff date of January 21, 2020 are included. In the period between week 12 and week 24 (that is, months 1 to 4 after the loading phase), the treatment effect is maintained, with only a 2.8 micron change in average central subfield thickness on OCT observed. This is consistent with the extended durability effect of KSI-301 and compares very favorably to existing anti-VEGF agents, particularly with a reduced number of loading doses. The change in OCT between weeks 16 and 20 appeared largely driven by the DME patients who required and received retreatment at week 20 under the protocol. Similarly, BCVA was also stable over these intervals, consistent with a prolonged duration of effect of KSI-301.

These data demonstrate that KSI-301 has a potent anti-VEGF effect both on BCVA improvement and retinal drying in DME patients. The clinical benefit appears in line with existing anti-VEGF agents (especially when considering differences in baseline characteristics) and we are observing longer durability of clinical effect with KSI-301 than with existing agents. Moreover, these results were achieved with fewer loading doses. These data support a pivotal study design where KSI-301 would be given on an every two- to six-month interval after three loading doses, compared to standard of care aflibercept on its approved every other month regimen after five loading doses.

Diabetic retinopathy

In DR, currently approved medicines are labeled for either monthly or every other month dosing after five monthly loading doses. Use of anti-VEGF therapy in non-proliferative DR patients can significantly reduce the risk of developing sight-threatening complications, such as DME and proliferative DR. Because patients with non-proliferative DR without DME have not yet lost vision, an important benefit-risk consideration is the intensity of treatment required. We believe that the treatment burden required with currently approved anti-VEGFs for DR is limiting the adoption of anti-VEGF therapy despite the demonstrated treatment benefits. Our objective with KSI-301 in NPDR is to develop a therapy that could be given on an infrequent basis, such as an every four- or even every six-month interval, and without the monthly loading doses required in the labeling of the currently approved medicines.

In our Phase 1b study, we have observed early signs of improvement in diabetic retinopathy in the eyes of patients with concomitant DME: as of October 10, 2019, the latest timepoint for which photographic grading data are currently available, 40% of patients improved in DR severity level within the first 12 weeks of treatment and no patient worsened in DR severity level.

Retinal vein occlusion

In RVO, a disease which has higher levels of intraocular VEGF on average than wet AMD and DME, the currently-approved medicines are labeled for monthly dosing. Our objective with KSI-301 in RVO is thus twofold: first, to reduce the number of initiating or loading doses, and second, to extend the treatment interval to 2 months and beyond for BRVO patients, recognizing BRVO is approximately five times more common than CRVO. In our Phase 1b study, we have observed thus far that all RVO eyes treated with 5 mg KSI-301 have been extended to 2 months or longer after the last loading dose of KSI-301, with 45% of patients extended to 3 months or longer. The following results have been observed as of January 21, 2020:

Visual acuity and optical coherence tomography improvements continue to be durable in the follow-up data as well. In the following Figure, the 30 RVO patients (pooled 2.5 mg and 5 mg dose levels) who reached the week 24 visit prior to the data cutoff date of January 21, 2020 are included. 17 of the patients had a branch RVO and 13 had a central RVO. In the period between week 12 and week 24 (that is, months 1 to 3 after the loading phase), the treatment effect is maintained, with only small fluctuations in average central subfield thickness on OCT observed, consistent with the observation that some patients required and received retreatment at week 16 and week 24. This is consistent with the extended durability effect of KSI-301 and compares favorably existing anti-VEGF agents. Similarly, BCVA was also markedly improved and stable over these intervals, consistent with a potent and prolonged duration of effect of KSI-301. An average improvement from baseline of +22.2 eye chart letters, which is over four eye chart lines, was observed at week 24.

These data collectively demonstrate that KSI-301 has a potent anti-VEGF effect both on BCVA improvement and retinal drying in RVO patients. The clinical benefit appears in line with existing anti-VEGF agents (especially when considering differences in baseline characteristics), with longer durability than with existing agents, and the effects were achieved with fewer loading doses. These data support a pivotal study design where KSI-301 would be given on an every two month or longer interval, compared to standard of care aflibercept on its monthly regimen. Having said that, we are considering different pivotal study designs for each of CRVO and BRVO which would reflect the different nature of the two diseases. Specifically, for CRVO we are considering a pivotal study design in which KSI-301 is dosed on a monthly basis during the first six months followed by extended-interval dosing in the year thereafter, and for BRVO we are considering a pivotal study design in which KSI-301 is dosed on an every-other month interval after two loading doses for the first six months, followed by extended-interval dosing in the year thereafter.

Safety of KSI-301 injections

As previously disclosed, a data cutoff of January 21, 2020 was selected to prepare data for presentation at the Angiogenesis, Exudation, and Degeneration 2020 Annual Meeting. Through this data cutoff, more than 500+ doses of KSI-301 were administered with no intraocular inflammation or study eye ocular serious adverse events reported. This number represents more than 415+ KSI-301 administrations in the Phase 1a/1b program and an estimated more than 85+ KSI-301 administrations in the DAZZLE wet AMD pivotal study (per review of the masked safety data as described below). This record of no drug-related ocular adverse events and no drug-related systemic adverse events continues to demonstrate a favorable safety profile for KSI-301 as a therapeutic candidate.

A more detailed look at Phase 1a and Phase 1b safety across all patients randomized as of January 21, 2020 and all doses administered across all cohorts includes:

•	No drug-related adverse events, or AEs, and no drug-related serious adverse events, or SAEs;
•	Most AEs were assessed as mild and are consistent with the profile of intravitreal anti-VEGFs;
•	17 non-ocular SAEs that were not drug-related were reported in 11 subjects:
•	One 92 y/o RVO subject with hospitalization related to a pre-existing medical condition that resulted in death;
•	Seven (43, 56, 62, 66, 67, 70 and 72 y/o, respectively) DME subjects with hospitalization related to a pre-existing medical condition;
•	One 66 y/o RVO subject with hospitalization related to dizziness;
•	One 43 y/o RVO subject with a broken leg related to a motorcycle accident; and
•	One 85 y/o RVO subject with hospitalization related to a pre-existing medical condition.

As of March 6, 2020, in the Phase 1a/1b study, 130 patients have been enrolled and no drug-related serious adverse events have been reported. Two ocular adverse events of vitreous cell have been reported from a single site in two RVO patients. In the first patient, trace vitreous cell was noted at a routine study visit, and in a second patient, 1+ vitreous cell (on a scale of 0 to 4+ with 0 being none) was noted at a routine study visit. In both patients, the vitreous cells resolved and/or improved towards resolution with topical steroid eye drops. The patients had received 5 and 6 injections of KSI-301 and had been followed for 229 and 441 days, and the time from the last injection to the time the vitreous cells were noted was 49 and 23 days. Neither patient lost any vision, and at the time of their most recent visits, the two patients have gained +35 and +42 letters from baseline to a Snellen visual acuity of 20/25 and 20/32, respectively. Ophthalmic evaluations demonstrated no vasculitis and no retinitis in either patient.

As of March 6, 2020, in the DAZZLE study, over 175 patients have been enrolled and randomized 1:1 to KSI-301 5mg or aflibercept 2mg. All patients receive three loading doses with subsequent dosing for KSI-301 treated patients based on disease activity assessments and subsequent dosing for Eylea on an every-other-month fixed interval. No adverse event reports of intraocular inflammation have been reported in the masked database.

Additionally, we have continued to evaluate anti-drug antibody (ADA) status in the Phase 1a/1b program. A validated ECL bridging ADA assay is being utilized to analyze samples. Analysis is on-going. As of January 21, 2020, a total of 702 samples from 117 subjects were tested for the presence of anti-drug antibodies in the Phase 1a and 1b study. The number of samples and the last timepoint tested for each subject varies depending on the enrollment duration. No pre-treatment samples tested positive for ADA in any subject. To date, treatment emergent data show very low numbers of samples/subjects testing positive for ADAs, and these rare positive ADAs are at very low titer. Although we will continue to update these data as the study progresses, these data provide an additional and encouraging window into the safety of KSI-301.

Phase 1b study ongoing status

We extended the planned follow-up period of patients in the Phase 1b study from nine months to 18 months so that additional long-term durability and safety outcomes can be collected, and we intend to further increase the follow-up duration beyond 18 months. We intend to continue to present ongoing safety, efficacy and durability data from the Phase 1b study at medical and investor meetings in 2020.

Accelerated clinical development strategy for KSI-301

Based on the promising safety, efficacy and durability data observed to date in the Phase 1b study, we are accelerating the clinical development of KSI-301.

In the third quarter of 2019, we initiated enrollment in our pivotal DAZZLE clinical trial of KSI-301 in patients with treatment-naïve wet AMD. The DAZZLE study is recruiting well, and over 175 patients have been recruited as of March 6, 2020. In this study, all patients will receive KSI-301 on an every three-, four- or five- month dosing interval or standard-care aflibercept on an every two-month dosing interval, each after three initial monthly doses. We believe that an every three- to five- month dosing regimen with KSI-301 would represent a clinically meaningful improvement compared to the currently available standard of care for patients needing intraocular anti-VEGF therapy. A primary data readout is anticipated in 2021 depending on enrollment rates. We have increased the anticipated sample size from 368 patients to ~550 patients to ensure adequate statistical power consistent with the registrational nature of the study. This trial is currently recruiting patients in the United States and is additionally planned to enroll patients in several countries of the European Union as well as in Israel.

In October 2019, we announced our intention to initiate, in mid-2020, two Phase 3 studies of KSI-301 in RVO– one study in central RVO and one study in branch RVO. These two studies could support an initial BLA for KSI-301 and could result in our achieving rapid market entry, because the primary endpoint for RVO studies is evaluated at six months.

Subsequently, in the fourth quarter of 2019, we held a Type B (EOP) meeting with the FDA where we discussed the recommended clinical, non-clinical, and manufacturing activities to support the future licensure of KSI-301 in wet AMD, DME, RVO and DR. In particular, we discussed and agreed with FDA on the sequence and number of clinical studies required to support an initial BLA and sBLA to achieve approval in these four retinal diseases. FDA has indicated that approval in the four diseases of AMD, DME, RVO and DR without DME could be supported with a total of five pivotal trials – two in RVO, one in wet AMD, one in DME, and one in DR without DME. We also discussed with and received feedback from FDA on the designs of the proposed studies.

As a result of the supportive discussions with FDA, we now intend to initiate at least four US/EU-based pivotal trials in mid-2020: one in central RVO (CRVO), one in branch RVO (BRVO), one in DME, and one in DR without DME. These studies, together with our ongoing DAZZLE pivotal study in wet AMD, will be the basis of our intended BLA submissions. Each study will compare a differentiated KSI-301 dosing regimen head-to-head against standard of care: intravitreal anti-VEGF treatment in the case of wet AMD, DME, and RVO, and observation/sham injections for DR.

We believe the KSI-301 pivotal program can achieve primary data readouts in late 2021 or early 2022. Based on evolving expectations of individual study enrollment rates, we currently expect to submit the wet AMD, DME, and RVO indications in a single initial BLA for KSI-301 in 2022. Likewise, we believe the DR study could achieve primary data readout in 2022 and support a sBLA submission for DR in 2022 or 2023.

We are currently preparing to initiate the DME and RVO Phase 3 studies globally, following the discussions that we held with the FDA, and we intend to begin recruiting patients in those studies in mid-2020. For patients with branch RVO (the more common subtype), we believe an every-other month or longer dose regimen for KSI-301, following two loading doses, can be meaningfully differentiated from that of other marketed and in-development anti-VEGF biologics that require monthly dosing in this disease. For patients with DME, we are planning a DAZZLE-like design, with all patients on an every 2- to 6- month regimen after 3 monthly loading doses, compared to standard of care aflibercept dosed every 2 months (after 5 monthly loading doses). We believe this profile, in which we expect almost all patients will be on an every 3- month or longer dose regimen, and the majority expected to be on a 4-month or longer interval, can be meaningfully differentiated from that of other marketed and in-development anti-VEGF biologics.

We also expect to begin recruiting patients in the DR study in the second half of 2020. For DR patients, we believe that an every 4-, or 6- month regimen could offer an important and meaningfully differentiated benefit for patients. Although anti-VEGF therapy is now approved in the United States for DR, it is not standard of care for non-proliferative DR in most cases. Thus, a study of KSI-301 could compare against either placebo (sham injections) or anti-VEGF treatment.

Our anticipated US/EU clinical studies for KSI-301 are therefore as follows:

We additionally plan to initiate one or more clinical studies in China, and we are also evaluating the potential to include patients from China in selected global Phase 3 studies. We held our China pre-investigational new drug, or IND, meeting for KSI-301 with the China Center for Drug Evaluation, or CDE, in the second quarter of 2019. Based on this supportive meeting, as well as the progress with our clinical development of KSI-301 and the recent FDA feedback, we intend to submit one or more INDs for KSI-301 in China in the first half of 2020. Our thinking on the timing of our China IND submission(s) is impacted by the novel strain of coronavirus, COVID-19, as well as our evolving views about which indications from the global pivotal studies program should include patients from China and which indications to develop via China-specific pivotal studies.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing therapeutics for the treatment of ophthalmic diseases. The key elements of our strategy are:

•

Complete clinical development of KSI-301 for wet AMD, DME, RVO, and DR. We are devoting a significant portion of our resources and business efforts to the manufacture and clinical development of KSI-301 for retinal vascular diseases.

•

Establish market acceptance of KSI-301 in wet AMD, diabetic eye disease, and RVO. We believe that if KSI-301 is approved and is shown to have comparable efficacy and improved durability to other anti-VEGF therapies, it will compete favorably with other marketed products for retinal vascular disease. In addition, we believe KSI-301 may potentially expand the market reach to patients not currently on approved standard of care therapies or not currently on therapy at all.

•

Seek to expand the use of KSI-301 in DR beyond DME. We intend to explore the use of KSI-301 in the treatment of all subtypes of DR patients. Currently-marketed anti-VEGFs are used primarily to treat late and advanced manifestations of DR, particularly DME. We believe that the potential for improved durability of KSI-301 could not only improve the standard of care but also expand the patient population that receives anti-VEGF therapy to include patients with less severe forms of DR for whom frequent injections may be a barrier to adoption.

•

Commercialize KSI-301 with our own specialty sales force. KSI-301 is wholly owned by us, subject only to the capped, pre-payable royalty payment obligations described in the section titled “—Funding Agreement” below. If KSI-301 receives marketing approval, we plan to commercialize it in the United States with our own focused, specialty sales force. We believe that retinal specialists in the United States, who perform most of the medical procedures involving retinal diseases, are sufficiently concentrated that we will be able to effectively promote KSI-301 with a sales and marketing group of fewer than 200 people. We expect to explore collaboration, distribution or other marketing arrangements with one or more third parties to commercialize KSI-301 in markets outside the United States.

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

Current Standard of Care for Wet AMD, DME/DR, and RVO

Overexpression of vascular endothelial growth factor, or VEGF, in ocular tissues is central to the pathogenesis and clinical manifestations of wet AMD, DME/DR, and RVO. VEGF is a protein produced by cells that stimulates the formation of new blood vessels, a process called neovascularization, and induces vascular permeability. In wet AMD, DME, and RVO fluid that exits from blood vessels causes swelling, or edema, of the retina and loss of vision. This loss of vision can be reversed if treated early with an anti-VEGF agent to suppress VEGF signaling. Delayed treatment or undertreatment can result in permanent retinal damage and blindness. To reach effective ocular tissue concentrations, these agents must be injected into the vitreous humor, the jelly-like substance that fills the area between the lens and retina. These injections must occur at regular intervals in order to maintain anti-VEGF effects.

Lucentis (ranibizumab), marketed by Genentech, Inc., a subsidiary of the Roche Group, in the United States and by Novartis AG outside the United States, and Eylea (aflibercept), marketed by Regeneron Pharmaceuticals, Inc. in the United States and by Bayer HealthCare LLC outside the United States, are anti-VEGF therapies that have become the standard of care for treating wet AMD and severe forms of DR based on pivotal clinical studies in which Lucentis was injected every four weeks and Eylea was injected every eight weeks (after three initial monthly doses in the case of wet AMD and after five initial monthly doses in the case of DR with DME). BeoVu (brolucizumab), marketed worldwide by Novartis, was approved in late 2019 in the United States and early 2020 in Europe for the treatment of wet AMD and is injected every eight to 12 weeks after three initial monthly doses. Avastin (bevacizumab), marketed for non-ocular indications by Genentech in the United States and by Roche outside of the United States, is an anti-VEGF cancer therapy that shares structural characteristics with Lucentis and is commonly used off-label to treat wet AMD, DME, and RVO through intravitreal injection dosed every four weeks.

Annual worldwide sales of Lucentis and Eylea for all indications totaled approximately $11.5 billion in 2019. We believe that a substantial majority of these sales were in connection with the treatment of wet AMD and DME. Avastin, which is currently approved and marketed for the treatment of cancer, is also used off-label to treat wet AMD, DME, and RVO. We estimate that off-label Avastin represents approximately 60% of the U.S. wet AMD market by volume. We believe that an improved anti-VEGF therapy could further increase both adoption of approved therapies and extend the duration patients remain on treatment, and thus the total addressable market opportunity in wet AMD, DME/DR, and RVO could be substantial.

Limitations of Current Anti-VEGF Therapies

The limitations of current anti-VEGF therapies include:

•

Existing anti-VEGF therapies block VEGF activity effectively but have limited durability. We believe current anti-VEGF therapies maintain potent and effective drug levels in ocular tissues for three to six weeks after injection on average. But typical treatment intervals in real-world clinical practice are longer. When a patient’s dosing cycle is extended beyond the durability of the anti-VEGF agent, and the amount of drug remaining in the eye falls below therapeutic levels, the disease can progress and cause cumulative and permanent retinal damage. Most wet AMD, DME, RVO and DR patients will require protracted anti-VEGF therapy, possibly for life. Under these circumstances, strict adherence to the manufacturer’s labeled treatment regimen of every four weeks for Lucentis and every eight weeks for Eylea is challenging.

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

Current Therapies for Wet AMD

The standard of care treatments for wet AMD are two anti-VEGF drugs, Lucentis (ranibizumab) and Eylea (aflibercept). Lucentis (ranibizumab), marketed by Genentech, Inc., a subsidiary of the Roche Group, in the United States and by Novartis AG outside the United States, is a recombinant humanized monoclonal antibody fragment that binds to and inhibits VEGF proteins in the eye and was approved in the United States in 2006 and in Europe in 2007. Eylea (aflibercept), marketed by Regeneron Pharmaceuticals, Inc. in the United States and by Bayer HealthCare LLC outside the United States, is a recombinant fusion protein containing portions of the human VEGF receptor that binds to soluble VEGF and was approved in the United States in 2011 and in Europe in 2012. These drugs became the standard of care for treating wet AMD based on pivotal clinical trials in which Lucentis was injected every four weeks and Eylea was injected every eight weeks (after three initial monthly loading doses). Since its approval, Eylea has been widely adopted largely due to a durability advantage compared to Lucentis, but both agents were effective in improving visual acuity in the first months of the treatment period and sustaining this gain throughout the duration of their respective clinical trials. Avastin (bevacizumab), marketed for non-ocular indications by Genentech in the United States and by Roche outside of the United States, is an anti-VEGF cancer therapy that shares structural characteristics with Lucentis and is commonly used off-label as a monthly, intravitreal injection for wet AMD. BeoVu (brolucizumab), marketed worldwide by Novartis, was approved in late 2019 in the United States and early 2020 in Europe for the treatment of wet AMD and is injected every eight to 12 weeks after three initial monthly doses. Its competitiveness with Lucentis and Eylea in the commercial marketplace has yet to be observed.

Total Market for Wet AMD

Annual worldwide sales of Lucentis and Eylea for all indications totaled approximately $11.5 billion in 2019. We believe a substantial majority of these sales were in connection with the treatment of wet AMD, DME, and RVO. Avastin, which is currently approved and marketed for the treatment of cancer, is also used off-label to treat wet AMD, DME, RVO, and DR. We estimate that off-label Avastin represents approximately 60% of the U.S. wet AMD market by volume. We believe that an improved anti-VEGF therapy could further increase both adoption of approved therapies and extend the duration patients remain on treatment, and thus the total addressable market opportunity in wet AMD and DR could be substantial.

With an improved anti-VEGF therapy, we believe the total addressable market opportunity in wet AMD could be substantially greater than sales of Lucentis and Eylea in wet AMD, DME and RVO. A clinically meaningful durability advantage over existing treatments could increase long-term compliance rates and maintain patients on a consistent and FDA approved treatment regimen for this chronic condition. Furthermore, we believe that an anti-VEGF therapy that is more durable than Avastin may reduce the relative weight of cost as a deciding factor for patients and providers who currently favor Avastin and expand the market for “branded” treatments.

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

Current Therapies for DR

PDR has historically been treated with laser therapy. In recent years, use of anti-VEGF therapies has emerged as a complementary first-line treatment for PDR. Lucentis and Eylea are also approved for the treatment of DME with or without PDR. In April 2017, Lucentis’ approval was expanded to include all forms of DR, whether or not the patient also has DME. The approval was based on the demonstration that treatment with Lucentis results in more patients experiencing improvement of their diabetic retinopathy severity (disease regression). In March 2018, Regeneron announced results from its study in which Eylea demonstrated it can reverse disease progression in patients with moderately severe to severe NPDR when administered on average 4.4 times over 24 weeks. In 2019, Eylea received FDA approval as a treatment for DR without DME. For DR without DME, the recommended Lucentis regimen is monthly and the recommend Eylea regimen is every 8 weeks after 5 initial monthly injections.

The first-line interventions for non-vision threatening DR are observation, lifestyle changes and treatment of underlying diabetes. In practice, anti-VEGF therapies are not commonly prescribed for patients with NVTDR. However, results from the RISE and RIDE trials for Lucentis as well as the PANORAMA study for Eylea showed that anti-VEGF therapies can slow disease progression in patients with NPDR as well as induce regression.

Figure: Time to disease worsening (DR progression as defined by a composite endpoint)

from baseline in DME patients with NPDR treated with sham procedures vs. Lucentis.

Figure: Proportion of subjects improving or worsening per treatment arm.

Total Market for DR

According to the Center for Disease Control, or CDC, and National Institutes of Health, or NIH, (1) an estimated 30 million people in the United States have diabetes, with approximately 1.5 million additional people in the United States diagnosed with diabetes each year, and (2) 285 million people worldwide have diabetes. We estimate that the number of people in the United States and the EU with DR in 2015 was approximately 28.5 million. According to the NIH, the number of Americans with DR is expected to nearly double from 2010 to 2050. The CDC estimates that approximately 900,000 Americans are affected by VTDR. We believe a substantial majority of the $11.5 billion in global sales of Lucentis and Eylea in 2019 were for the treatment of wet AMD, DME and RVO, with only a small proportion of sales for the treatment of NPDR without DME. Furthermore, we believe that the frequent injections required by current anti-VEGF therapies may dissuade patients with mild or asymptomatic forms of DR from accepting treatment. A more durable agent such as KSI-301 could be attractive for these untreated patients and extend the anti-VEGF market to include patients with NVTDR.

Limitations of Current Anti-VEGF Therapies

The underlying pathophysiologies of wet AMD, DME, DR and RVO are responsive to anti-VEGF drugs. Both conditions suffer from the limitations of current anti-VEGF therapies such as limited on-mechanism durability and frequent dosing intervals. On-mechanism durability is a function of the time that therapeutic levels are sustained in the ocular tissues. Data suggest that the effectiveness of Lucentis and Eylea in clinical practice is inferior to the results seen in well-controlled clinical studies, an observation attributed to insufficiently frequent dosing and resulting undertreatment even, in the case of Eylea, with its labeled eight-week regimen. Other studies show that while patients may benefit from anti-VEGF therapies in the early treatment phase, they may fail to sustain their visual acuity gains over the long term. Clinical studies have also shown that non-treatment or undertreatment with anti-VEGF agents in the months or years after disease onset may reduce the benefit of anti-VEGF therapies once therapy is initiated. These factors contribute to permanent and unnecessary vision loss for many patients.

Existing anti-VEGF therapies block VEGF activity effectively but have limited durability.

Wet AMD, DME, and DR are chronic and progressive diseases that require protracted treatment, possibly for life. Currently available anti-VEGF agents have relatively short durability. To maintain effective drug levels in the eye, existing anti-VEGF treatments must be administered on a frequent and sustained schedule. Lucentis was approved based on a monthly dosing interval. For wet AMD and DME, Eylea was approved based on a dosing interval of every eight weeks (following three initial, monthly loading doses for wet AMD, and five for DME). The most accepted sign of disease activity in wet AMD for retina specialists worldwide is recurrent accumulation of fluid in the macula, as determined by evaluating the retinal thickness and anatomic appearance with OCT. As can be seen in the figure below, when Eylea or Lucentis are dosed on a Q4W (once every four weeks) regimen, the retinal thickness remains stable between doses, as measured on OCT. However, when Eylea dosing is shifted to its Q8W (once every eight weeks) labeled regimen, the retina expands and contracts as it begins to swell with fluid before its next retreatment, exhibiting a seesaw pattern that we refer to as OCT flutter. This suggests that, although vision outcomes are comparable on average between fixed-interval 4-weekly and 8-weekly dosing, Eylea’s durability and ability to maintain disease control as measured by OCT is less than the approved 8-week per-label dosing.

Figure: Retinal thickness (y-axis), measured in microns, decreases upon treatment with Eylea. Rq4 = Lucentis every four weeks; 0.5q4 = Eylea 0.5mg every four weeks; 2q4 = Eylea 2mg every four weeks; 2q8 = Eylea 2mg every eight weeks.

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

1p<0.05

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

In the 2018 Preferences and Trends Survey conducted by the American Society of Retina Specialists, retina specialists worldwide cited both reduced treatment burden and long-acting durability as the greatest unmet needs regarding wet AMD treatment, and in the 2019 Survey, the majority of retina specialists believed that wet AMD patients are being undertreated.

Our Lead Product Candidate: KSI-301

Our lead product candidate, KSI-301, is a novel, clinical-stage anti-VEGF biological agent that combines inhibition of a known pathway with a potentially superior on-mechanism durability profile compared to currently marketed drugs for wet AMD, DME, DR and RVO. By addressing the primary causes of undertreatment, KSI-301 has the potential to improve and sustain visual acuity outcomes in patients with retinal vascular and exudative diseases.

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

Characteristics of KSI-301

We believe that KSI-301 can be a highly differentiated treatment with an improved durability and bioavailability profile compared to current anti-VEGF therapies due to the following design features and resulting performance benefits we have observed with KSI-301 in our preclinical development:

•	Design feature: KSI-301’s ultra-high molecular weight of 950,000 Daltons as compared to 115,000 for Eylea, 48,000 for Lucentis and 27,000 for brolucizumab
•	Associated performance benefits:
•	3x improvement in key ocular pharmacokinetic parameters of KSI-301, as compared to Eylea
•	~1000x ocular concentration advantage at three months post-dosing of KSI-301, as compared to Eylea
•	Design feature: KSI-301’s phosphorylcholine-based ABC Platform
•	Associated performance benefits:
•	4x increase in key target ocular tissue bioavailability, as compared to Eylea
•	Same or increased bioactivity, as compared to the standard of care anti-VEGF agents
•	Increased stability and resistance to degradation of bioconjugates compared to therapeutic proteins
•	Design feature: KSI-301’s increased formulation strength of 50 mg/mL as compared to 40 mg/mL for Eylea and 10 mg/mL for Lucentis, as measured by weight of protein moiety
•	Associated performance benefits:
•	3.5x and 7x higher number of anti-VEGF binding sites per dose, as compared with Eylea and Lucentis, respectively

We believe that the aggregated effects of these properties could afford KSI-301 a longer on-mechanism durability that will more closely match the frequency of physician visits that is realistic for patients in clinical practice.

We also believe that these properties along with KSI-301’s delivery by intravitreal injection position it favorably compared to other therapies being studied in the clinic with the aim of long-interval dosing in retinal vascular disease. For example, both subretinal gene therapy and an implantable drug reservoir require the patient to undergo surgery, which is generally riskier than an intravitreal injection. This need for surgery may reduce the likelihood that those technologies could be useful for or adopted by a broad range of physicians and patients, especially those patients with earlier-stage disease. An implantable drug reservoir also leaves a foreign body permanently in the eye, with an attendant increased risk of infection. Coated microsphere drug depots that deliver small-molecule receptor tyrosine kinase inhibitor drugs into the eye may leave a foreign residual material, which may cause visual symptoms and/or other safety problems. Additionally, receptor tyrosine kinase inhibitor drugs affect signaling through additional receptors other than VEGF receptor; the effects on the eye of this additional receptor inhibition, either good or bad, are not yet known. Likewise, intravitreally-administered gene therapy vectors have been associated with chronic intraocular inflammation in a high percentage of treated patients, which may limit the efficacy of these treatments, the ability to retreat the first eye or treat the second eye over time, and the overall adoption of these approaches if they are successful. Finally, bispecific antibodies that target VEGF as well as other angiogenic signaling pathways are attempting to increase durability of treatment effect through targeting of yet-unvalidated biologic pathways, but the antibodies being used are the same size as typical monoclonal antibodies (~150 kDa) and we believe they do not have any unique size or half-life extending properties.

Trajectories in Field of Medicines Development for Retinal (Intravitreal) Therapies

Since the initial FDA approval of Lucentis in 2006 as a monthly therapy for wet AMD, efforts have been made to improve the durability of intravitreal anti-VEGF therapy. Primarily, two parameters have been varied: size of molecule and amount of injected dose. First, increasing molecular weight, which can increase durability or ocular pharmacokinetics, or PK, in the eye because a larger molecule can lead to a slower exit from the eye. For example, Lucentis has a molecular weight of 48 kDa whereas Eylea, approved in 2011, has a molecular weight of 115 kDa. The second parameter is increasing the formulation strength (concentration) to increase the effective dose of anti-VEGF, given the limited volume of medicine that can be injected intravitreally in a single administration. This increases effective durability by keeping drug concentrations in the eye above a minimal threshold for longer periods of time. For example, Eylea has a 2x molar equivalence to Lucentis. In designing KSI-301, we addressed both parameters: first, increasing the molecular weight to 950 kDa through our ABC approach, and second, increasing the molar strength through a high concentration formulation of 50 mg/mL (by weight of protein). Of note, some recently developed therapeutic candidates have leveraged one parameter at the expense of the other. For example, brolucizumab was tested in Phase 3 (data available in 2017) at a high concentration and thus high injected dose level, giving it a high molar strength (22x of Lucentis), but with a molecular weight of only 27 kDa the duration of each molecule in the eye is less than that of Lucentis. Clinically, the Phase 3 result was that roughly half of patients were able to be maintained on 12-week dosing, and the remainder required 8 week (or more frequent) dosing. We believe our design decisions for KSI-301 may provide increased durability. The following figure illustrates these concepts.

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

Our modeling suggests a single dose of KSI-301 can stay above both on-mechanism and “dosing” minimal inhibitory concentrations for longer than 12 weeks in wet AMD patients. A minimal inhibitory concentration is the minimum concentration of a drug that still has the desired therapeutic effect. The implication is that KSI-301 may on average keep the retina dry for longer than 12 weeks after dosing, allowing patients to be dosed in regular 12-week intervals or less frequently and still maintain anti-VEGF mediated visual acuity gains over the long term. This contrasts with overextending the treatment interval beyond a point where retinal swelling recurs as observed in Eylea’s VIEW 2 Phase 3 clinical trial (as described above).

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

To date, we have relied primarily on Lonza for the manufacture of KSI-301. Notably, in the first quarter of 2020, we completed three successful re-supply batches of cGMP-manufactured KSI-301 drug substance. We believe that supply from these new batches, together with previously available KSI-301 supply from prior cGMP drug substance manufacturing, is sufficient to support our ongoing and planned clinical development activities.

The manufacture of KSI-301, like other biologic products, is complex and we have actively worked with Lonza to develop and refine our manufacturing process. As our need for KSI-301 increases in connection with pre-BLA manufacturing and validation activities and, if approved, commercial quantities, we anticipate continued collaboration with Lonza. We have also identified multiple other CMOs that we believe would be capable of implementing, validating and commercializing our manufacturing process for KSI-301 should the need arise.

ABC Platform

We believe that our ABC Platform is well suited to extend the durability of soluble, injectable retinal medicines, while at the same time providing for other useful benefits. We intend to develop additional drug candidates by applying our ABC Platform in other significant areas of unmet medical need in retina and ophthalmic disease.

We believe our ABC Platform differentiates us and has the potential to fuel a pipeline of differentiated product candidates in high-prevalence ophthalmic diseases. In addition to KSI-301, we have leveraged our ABC Platform to build a pipeline of potential product candidates, including KSI-501, a recombinant, mammalian cell expressed dual inhibitor antibody biopolymer conjugate, targeting both VEGF and IL-6 for the treatment of retinal diseases with an inflammatory component. The cGMP master cell bank for KSI-501 has been completed, and KSI-501 is being further developed towards an IND in 2021.

In addition, we have expanded our early research pipeline to include ABC Platform-based triplet inhibitors. In this approach, a bispecific or dual inhibitor antibody is conjugated to a phosphorylcholine biopolymer variant that is embedded with hundreds of copies of a small-molecule drug. As a result, multiple disease-related biologies - both intracellular and extracellular - can be targeted with a single medicine. This approach can be of particular relevance for common vision-threatening diseases that are more complex because of their multifactorial pathophysiology, such as dry AMD and glaucoma. KSI-601 is a triplet inhibitor for dry AMD, and we currently intend to submit an IND in 2022.

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

KSI-501 is now in GMP manufacturing and we currently plan to submit an IND for KSI-501 in 2021.

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

Note that the in vitro data shown below are generated using the TAF (protein) of KSI-501, without conjugation to our ABC biopolymer. Results using KSI-501 may be different, but experience with a structurally similar prior molecule, KSI-201, has shown that these individual components, i.e., trap antibody fusion protein and biopolymer, can function together simultaneously as a dual inhibitor bioconjugate. Prior experiences with bioconjugates KSI-201 and KSI-301 have also demonstrated that the biopolymer portion does not interfere with the bioactivity of the protein portion.

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

Research and Development

We have committed, and expect to continue to commit, significant resources to enhancing our ABC Platform and developing new product candidates. We have assembled experienced research and development teams at our corporate headquarters with scientific, clinical and regulatory personnel. As of March 6, 2020, we had 31 employees primarily engaged in research and development. Of these employees, 12 hold a Ph.D. degree or M.D. (or equivalent) degree. From time to time we engage individuals to assist with certain research and development activities on a contractual basis for limited time periods. Our research and development expenses for the years ended December 31, 2019, 2018 and 2017 were $37.5 million, $18.8 million and $22.0 million, respectively.

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

Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. A drug with greater convenience than KSI-301 might make such a drug more attractive to physicians and patients. An anti-VEGF gene therapy product might substantially reduce the number and frequency of intravitreal injections when treating wet AMD, DME, RVO, or DR, making KSI-301 unattractive to physicians and patients. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products.

In addition to currently available therapies, we are aware of a number of products in preclinical research and clinical development by third parties to treat wet AMD, DME, RVO and DR. We expect that product candidates currently in clinical development, or that could enter clinical development in the near future, that inhibit the function of VEGF or inhibit the function of both VEGF and other factors, could represent significant competition if approved. These product candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. For example, Novartis has recently received FDA and EMA approval for BeoVu (brolucizumab) for the treatment of wet AMD, and is studying BeoVu as a potential treatment option for patients with DME and RVO. In addition, Allergan is developing a competing anti-VEGF therapy, abicipar, which is part of a new class of drugs called DARPin therapies that uses genetically modified antibody proteins. Positive efficacy data from Allergan’s Phase 3 studies for abicipar in wet AMD were reported in 2018, demonstrating non-inferiority to ranibizumab but with a 15% incidence rate of ocular inflammation in the abicipar groups. There are also several companies and research organizations pursuing treatments targeting other molecular targets, potential gene therapy treatments, stem cell transplant treatments and medical devices for the treatment of wet AMD, DME, DR, and RVO.

Because there are a variety of means to treat wet AMD, DME, DR, and RVO, our patents and other proprietary protections for KSI-301 will not prevent development or commercialization of product candidates that are different from KSI-301.

Funding agreement

On December 1, 2019, we, and our subsidiary, Kodiak Sciences GmbH, entered into a funding agreement to sell a capped royalty right on global net sales of KSI-301 to BBA for $225,000,000. Under the funding agreement, BBA purchased the right to receive a capped 4.5% royalty on net sales following marketing approval of KSI-301 in exchange for $225,000,000 in committed development funding payable to us. Unless earlier terminated or re-purchased by us, the royalty “caps” or terminates upon the date that BBA has received an aggregate amount equal to 4.5 times the funding amount paid to us. Under the terms of the funding agreement, BBA was required to pay the first $100,000,000 of the funding amount at the closing of the funding transaction and the remaining $125,000,000 of the funding amount upon achieving 50% enrollment in our two planned pivotal clinical studies of KSI-301 in patients with RVO. We have the option, exercisable at any point during the term of the funding agreement, to repurchase from BBA 100% of the royalties due to BBA under the funding agreement for a purchase price equal to the funding amount paid to us as of such time times 4.5, less amounts paid by us to BBA. Under the funding agreement, BBA also received a right to a royalty interest on future net sales following marketing approval of other of our products that employ an anti-VEGF A, or VEGF-A, biology as a sole molecular or chemical biology. In the event we commercialize related products that contain both an anti-VEGF-A biology together with at least one additional molecular or chemical biology(ies), BBA would have the right to receive a fractional royalty of up to 2.25% for one additional molecular or chemical biology or 1.5% for two additional molecular or chemical biologies provided that such other products are being progressed in indications for, or patient populations with, retinal vein occlusion, wet AMD or diabetic macular edema, or indications or patient populations in which KSI-301 or a VEGF-A product has received marketing approval. Total royalty payments under the funding agreement are not to exceed the cap of 4.5 times the funding amount paid to us. The funding agreement was the result of a competitive process overseen by independent and disinterested directors of Kodiak with the assistance of outside counsel.

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

For example, in the United States, our business operations, including any sales, marketing and scientific and educational programs, also must comply with state and federal fraud and abuse laws, including the federal Anti-Kickback Statue and false claims laws; federal data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Federal false claims laws, including the False Claims Act, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government.

Many states have similar laws and regulations that may differ from federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payer. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law. Moreover, several states have enacted legislation requiring pharmaceutical manufacturers  to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices.

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

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant penalties, including administrative, civil, and criminal penalties, fines, imprisonment, disgorgement, injunctions, exclusion from participation in federal healthcare programs, integrity oversight and reporting obligations, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. Further, the United States, there have been and continue to be a number of healthcare-related legislative initiatives that have significantly affected the healthcare industry.  For example, there remain judicial challenges to certain aspects of the ACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which is expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

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

Under the authorization of the Standing Committee of the National People’s Congress, the State Council issued the Pilot Plan for the Drug Marketing Authorization Holder Mechanism on May 26, 2016, which provided a detailed pilot plan for the marketing authorization holder system, or MAH pilot program. Domestically established research institutions (including domestic companies) could apply through an MAH pilot program if they were established in one of 10 designated provinces (including Beijing and Shanghai) in China. The MAH pilot program permitted research institutions and individuals to develop and hold the marketing approvals for drugs without holding a drug manufacturing license. The marketing authorization holders, or MAHs, could engage contract manufacturers and distributors.

In August 2019, the DAL was revised to contain a dedicated chapter on the MAH system. Upon the enactment of the revised DAL, the MAH system was no longer be a pilot program and was implemented nationwide. Subject to approval by the National Medical Products Administration, MAHs will be allowed to transfer their marketing authorizations. It is not sure whether the transferability of MAH will offer more flexibility in structuring cross-border transactions. In addition, the implementation of the MAH system will be accompanied by a range of new requirements for the MAHs. For example, a MAH must establish a quality assurance system and be responsible for the whole process and all aspects of preclinical research, clinical trials, manufacturing and distribution, post-marketing research, adverse drug reaction monitoring and reporting. A foreign MAH will be required to engage a local agent to fulfill the MAH’s obligations and the foreign MAH shall be subject to joint and several liability in the event of any wrongdoing. It is unclear how the scope of such joint liability will be defined.

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

We have prosecuted numerous patents and patent applications and possess know-how and trade secrets relating to the development and commercialization of our ABC Platform and product candidates, including related manufacturing processes and technology. As of December 31, 2019, we were the assignee of record for approximately four U.S. issued patents, and approximately twelve U.S. pending patent applications directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as approximately 21 patents issued in jurisdictions outside of the United States and approximately 51 patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. We also have one pending PCT application. For example, these patents and patent applications include claims directed to:

•	therapeutic proteins and biologically active agents conjugated to a biopolymer, which comprise our ABC Platform;
•	specific therapeutics, including KSI-301; and
•	components of our therapeutics.

The following patents and patent applications (including anticipated 20-year expiration dates, which could be altered by, for example, a disclaimer, patent term adjustment or patent term extension) relate to KSI-301 and/or ABC Platform:

Patent and Patent Application Numbers	Anticipated U.S. Expiration Date	Description of Representative U.S. Claims

US 8,846,021, US Appl. No. 16/424265, EP Patent No. 1988910, JP Patent No. 5528710, JP Patent No. 5745009, and foreign applications in certain jurisdictions claiming priority to PCT/US2007/005372	2/28/2027	Representative claims include conjugates

US Appl. No. 15/368,376, AU Patent No. 2011239434, AU Patent No. 2017201930, CA Patent No. 2795667, EP Patent No. 2558538, JP Patent No. 6568748, MX Patent No. 365521, and foreign applications in certain jurisdictions claiming priority to PCT/US2011/032768

	4/15/2031	Representative claims include conjugates

US 8,765,432, US Appl. No. 15/099,234, AU Patent No. 2010330727, CA Patent No. 2783615, EP Patent No. 2512462, CN Patent No. ZL201080062252.7, IN Patent No. 319269, JP Patent No. 5760007, JP Patent No. 5990629, JP Patent No. 6416832, MX Patent No. 346423, KR Patent No. 10-1852044, MO Patent No. J/002943, and foreign applications in certain jurisdictions claiming priority to PCT/US2010/061358

	5/10/2030	Representative claims include copolymers and methods of making copolymers (ABC Platform specifically)

US Appl. No. 14/916,180, JP Patent No. 6463361, and foreign applications in certain jurisdictions claiming priority to PCT/US2014/054622	9/8/2034	Representative claims include polymers and method of making polymers

US Appl. No. 15/394500 and foreign applications in certain jurisdictions claiming priority to PCT/US2016/069336	12/29/2036	Representative claims include antibody and antibody conjugate claims, as well as methods of making and using the conjugates

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

Our issued U.S. patents will expire on dates ranging from 2027 to 2035. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2027 to 2040. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

We have filed 26 trademark applications. These include three applications that have matured to registration in the United States, two of which have been cancelled. One application has been abandoned in the United States. Eleven of our applications have matured to registration, of which six are in China, and one is in each of Canada, the European Union, Japan, Singapore and Switzerland. We have eleven pending trademark applications, of which three are in the United States and eight are in China. We also may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section on “Risk Factors—Risks Related to Intellectual Property.”

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

Employees

As of March 6, 2020, we had 39 employees, all of whom were full-time. 31 employees were primarily engaged in research and development activities, of whom 12 hold a Ph.D. degree or M.D. (or equivalent) degree. Substantially all of our employees are located in Palo Alto, California. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

We are a clinical stage biopharmaceutical company specializing in novel therapeutics to treat chronic, high-prevalence retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have enrolled 121 patients with wet AMD, DME, or RVO in our Phase 1b multiple-dose clinical trial of KSI-301 and we are currently enrolling wet AMD patients in our pivotal ‘DAZZLE’ clinical trial of KSI-301. We have not initiated clinical trials for any of our other product candidates. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and early stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net losses of $47.4 million, $41.4 million and $27.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $158.1 million.

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

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $348.2 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operations for at least the next 12 months.

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

Our operations have required substantial amounts of cash since inception. To date, we have financed our operations primarily through the sale of equity securities. Developing our product candidates is expensive, and we expect to substantially increase our spending as we advance KSI-301 into Phase 3 clinical trials. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $348.2 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operations for at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may prove inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

KSI-301 is our only product candidate that we expect to be in clinical studies in the near term. We initiated an ongoing Phase 1a clinical trial of KSI-301 in July 2018, reached the primary endpoint in September 2018, and we completed the last patient last visit of that Phase 1a portion in November 2018. The Phase 1b extension study dosed first patient in January 2019, is fully enrolled now at 121 patients, and patients continue to be followed towards an 18 month or longer duration of treatment. Patients are also now being enrolled in our DAZZLE wet AMD clinical study which we plan to submit as one of our required registrational studies. It may be years before DAZZLE and/or any other registrational type trial is completed, if at all. Further, we cannot be certain that either KSI-301 or any of our product candidates will be successful in clinical trials.

Our early encouraging preclinical and Phase 1 clinical trial results for KSI-301 are not necessarily predictive of the results of our ongoing or future discovery programs or clinical studies. Our Phase 1 clinical trial was designed to evaluate safety and tolerability of KSI-301. Although it has yielded early evidence of bioactivity, it consisted of only nine subjects. The Phase 1b study is in a larger set of 121 subjects that has generated encouraging safety, efficacy and durability data, yet we expect that our Phase 2 and Phase 3 trials will have different design parameters and be compared against an active comparator agent such as Eylea. Notably, our Phase 1 trial did not evaluate durability of KSI-301 across the planned 12-, 16- or 20- week dosing intervals that we are evaluating in our ongoing DAZZLE trial in wet AMD patients, nor did it evaluate the dosing intervals we are planning for our pivotal trials in the other retinal disease indications. Promising results in preclinical studies and Phase 1 clinical trials of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported adverse events.

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

If KSI-301 fails in development as a result of any underlying problem with our platform, then we may discontinue development of some or all of our product candidates that are based on our ABC Platform. If we discontinue development of KSI-301, or if KSI-301 were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

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
•

delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

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

Our most advanced product candidate, KSI-301, is an anti-VEGF biologic that we intend to study in wet AMD, DME/DR and RVO. There are some potential side effects associated with intravitreal anti-VEGF therapies such as intraocular hemorrhage, intraocular pressure elevation, retinal detachment, inflammation, vasculitis, artery occlusion or infection inside the eye and over-inhibition of VEGF, as well as the potential for potential systemic side effects such as heart attack, stroke, wound healing problems, and high blood pressure. Recent trends in the development of anti-VEGF therapies have favored increased molar dosages, as compared to currently marketed treatments. To date these heightened dosages have not exhibited a safety profile significantly worse than that of current treatments. However, anti-VEGF product candidates featuring higher molar dosages, including KSI-301, may heighten the risk of adverse effects associated with anti-VEGF treatments generally, both in the eye and in the rest of the body. There are risks inherent in the intravitreal injection procedure of drugs like KSI-301 which can cause injury to the eye and other complications including conjunctival hemorrhage, punctate keratitis, eye pain, conjunctival hyperemia, intra-ocular inflammation, and endophthalmitis.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal disease indications for which we have product candidates, including wet AMD and DME/DR. Certain of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD and DME/DR. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to KSI-301. Companies that we are aware are developing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer and Regeneron, Allergan, Mylan, Momenta, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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

Manufacturing our product candidates involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells, and harvesting and purifying the biologic produced by them. These processes require specialized facilities, highly specific raw materials and other production constraints. As a result, the cost to manufacture a biologic is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Because of the complex nature of our products, we need to oversee the manufacture of multiple components that require a diverse knowledge base and specialized personnel.

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

Since the ACA’s enactment, there have been, and continue to be, numerous challenges to the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA.  While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In addition, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started implementing some of these measures under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements or insider trading violations, which could significantly harm our business.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA, EMA, CDA and other comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA, EMA, CDA and other comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. Employee misconduct could also involve the improper use of, including improper trading based upon, information obtained in the course of clinical studies, which could result in regulatory sanctions and serious harm to our reputation.

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

•

the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services under the Open Payments Program, information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

Our business is subject to complex and evolving U.S. and foreign laws and regulations relating to privacy and data protection. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, or monetary penalties, and otherwise may harm our business.

A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union General Data Protection Regulation, or GDPR, which became fully effective on May 25, 2018, imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of 20 million euros or four percent of worldwide annual revenues. Additionally, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that, effective January 1, 2020, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The GDPR, CCPA and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. It is possible that the GDPR, CCPA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.

Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could materially affect our business, financial condition, results of operations and growth prospects.

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

We rely on trademarks, service marks, tradenames and brand names. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, any registered or unregistered trademarks or trade names that we currently have or may in the future acquire may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. We own a registered trademark for the mark “KODIAK” in the United States. The application for registration of the mark “KODIAK SCIENCES” in the United States has been allowed. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We engage a third party watching service to monitor use by third parties of names that are identical or similar to our name. We have identified at least two companies that are using names that we continue to monitor. We have sent a cease and desist letter to one of the companies. If we deem it appropriate, we may decide to take further action with respect to those companies. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

As of March 6, 2020, we had 39 employees, all of whom were full-time. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our operations, and those of our CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. For example, in December 2019, an outbreak of a novel strain of coronavirus, COVID-19, originated in Wuhan, China. Since the manufacturing facilities of some of our third-party CMOs are in China, an outbreak of communicable diseases in China or elsewhere, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture product within or outside China, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining clinical supplies of our product candidates. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation or political instability in particular non-U.S. economies and markets;
•	differing and changing regulatory requirements, pricing and reimbursement regimes in non-U.S. countries;
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

In June 2016, the United Kingdom, or UK, held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." This referendum has created political and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years. The UK officially withdrew from the EU on January 31, 2020, however the effects of the departure on both the EU and the UK are still highly uncertain, as many details of the divorce have yet to be addressed. The withdrawal may cause increased economic volatility, affecting our operations and business. Brexit may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations.

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. If COVID-19 becomes a worldwide pandemic, it could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and several European countries. Our headquarters is located in the San Francisco Bay Area. In March 2020, the State of California declared a state of emergency related to the spread of COVID-19, and the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease, including recommendations to suspend nonessential travel, encourage telecommuting and cancel or postpone large gatherings. On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government suspended all travel from Europe for a 30-day period. We continue to monitor our operations and government recommendations and may elect to temporarily close our office and/or laboratory space to protect our employees. There is a risk that other countries or regions may be less effective at containing COVID-19, or it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly.

Quarantines for COVID-19 or other viruses could impact personnel at third party manufacturing facilities in China, Switzerland and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in the production of our drug products are located in China. While many of these materials may be obtained by more than one supplier, including suppliers outside of China, port closures and other restrictions resulting from the coronavirus outbreak in the region may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products.

In addition, our current and future clinical trials may be affected by the COVID-19 outbreak. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 outbreak. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. Kodiak staff and/or our CRO partners may not be able to travel to study sites, impacting further site initiations. Other Kodiak vendors on whom we depend, such as supply chain and logistics partners and our image reading centers may be disrupted, and our operations could be affected. Our clinical studies enroll patients who have underlying risk factors such as advanced age, hypertension and/or diabetes which could lead to higher than expected study discontinuation rates if these patients are adversely affected by the COVID-19 outbreak.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had federal net operating loss carryforwards, or NOLs, of $31.8 million. A portion of the federal net operating loss carryforwards begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. We will be unable to use our NOLs if we do not attain profitability sufficient to offset our available NOLs prior to their expiration.

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

Future sales of our common stock in the public market could cause our share price to decline, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers and significant stockholders, may have on the prevailing market price of our common stock. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock unit awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities.  If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our principal stockholders own a significant percentage of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, significant holders of outstanding common stock and their respective affiliates beneficially own a significant amount of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. Our bylaws further provide that unless we otherwise consent in writing, the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to as the Federal Forum Provision. However, on December 19, 2018, the Delaware Chancery Court issued an opinion in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL, finding that provisions similar to the Federal Forum Provision are not valid under Delaware Law. As previously disclosed in a Current Report on Form 8-K we filed on January 28, 2019, in light of the Sciabacucchi decision, we do not currently intend to enforce the foregoing federal forum selection provision unless the Sciabacucchi decision is reversed. If the Delaware Supreme Court affirms the Chancery Court’s decision, then we intend to amend the Bylaws to remove the invalid provision. Such amendment could cause us to incur additional costs, which could have an adverse effect on our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Palo Alto, California, where we lease approximately 11,000 square feet of office, research and development, engineering and laboratory space pursuant to a lease agreement which commenced in October 2013 and would expire in October 2018. In March 2016, we executed a third lease amendment agreement that became effective March 31, 2016 and extended the lease term until October 31, 2023. This facility houses substantially all of our personnel. We anticipate the need for additional space to accommodate our operational plans.

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

Holders of Common Stock

As of March 2, 2020, there were approximately 34 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Operating expenses
Research and development	$37,506	$18,793	$22,022
General and administrative	11,684	7,581	3,499
Total operating expenses	49,190	26,374	25,521
Loss from operations	(49,190)	(26,374)	(25,521)
Interest income	1,568	617	29
Interest expense	(8)	(5,519)	(1,185)
Other income (expense), net	265	(4,688)	(1,259)
Loss on extinguishment of debt	—	(5,479)	—
Net loss	$(47,365)	$(41,443)	$(27,936)
Net loss per share attributable to common stockholders, basic and diluted	$(1.25)	$(2.77)	$(3.72)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	37,853,616	14,976,515	7,515,336

	As of December 31,
	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$348,177	$88,254	$1,395
Working capital	327,519	85,623	(7,563)
Total assets	358,866	92,189	3,244
Total liabilities	13,507	5,356	21,965
Accumulated deficit	(158,131)	(110,766)	(69,323)
Total stockholders’ equity (deficit)	345,359	86,833	(68,738)

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

Overview

Our goal is to prevent and treat the major causes of blindness by developing next-generation therapeutics for chronic, high-prevalence retinal diseases.

Throughout 2019 and into 2020, we have generated clinical data with our most advanced product candidate, KSI-301, a biologic therapy built with our antibody biopolymer conjugate platform, or ABC Platform, which is designed to maintain potent and effective drug levels in ocular tissues for longer periods than the currently-marketed biologic medicines used to treat retinal diseases. To date, KSI-301 has been administered more than 500 times to over 200 patients. We believe that KSI-301, if approved, has the potential to be an important therapy to treat patients with wet age-related macular degeneration, or wet AMD, diabetic retinopathy, or DR, including diabetic macular edema, or DME, and macular edema due to retinal vein occlusion, or RVO.

In our ongoing Phase 1b clinical study, we have completed enrollment and administered multiple doses of KSI-301 to treatment-naïve patients with wet AMD, DME or RVO, and we are observing promising safety, efficacy, and clinical durability in the emerging data in each of the retinal diseases under study. We believe the data support an acceleration of efforts to bring KSI-301 to the market in these retinal diseases and that the data lend confidence to the design of our current and planned pivotal studies of KSI-301, which studies we believe, if successful, may demonstrate a meaningfully differentiated clinical profile of KSI-301 as compared to current therapies. Based on this encouraging data, we are entering into the manufacturing-related commitments necessary for pre-commercial scale-up and BLA submission.

We have completed an end of phase 2 meeting with the U.S. Food and Drug Administration, or FDA, where we agreed on the order and number of clinical studies required to support the licensure of KSI-301 in wet AMD, DME, RVO and DR (without DME). Two pivotal studies will be required in RVO and one study each in wet AMD, DME, and DR in order to support the potential U.S. approval of KSI-301 across these four indications. The pivotal study for wet AMD began recruiting patients in the third quarter of 2019, and we plan to initiate the pivotal studies in DME, RVO and DR in 2020.

The ABC Platform and KSI-301 were developed at Kodiak, and we own worldwide rights to these assets. We have applied our ABC Platform to develop additional product candidates beyond KSI-301, including KSI-501, our bispecific anti-IL-6/VEGF bioconjugate, and we are expanding our early research pipeline to include ABC Platform-based triplet inhibitors for multifactorial retinal diseases such as dry AMD and the neurodegenerative aspects of glaucoma. We intend to progress these and other product candidates to address high-prevalence ophthalmic diseases.

Our overall objective is to develop our product candidates, seek FDA and worldwide health authority marketing authorization approvals, and ultimately commercialize our product candidates.

Recent developments

On December 1, 2019, we and our subsidiary, Kodiak Sciences GmbH, entered into a funding agreement with Baker Bros. Advisors, or BBA, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of KSI-301 in exchange for $225,000,000 in committed development funding payable to us. Unless earlier terminated or re-purchased by us, the royalty terminates upon the date that BBA has received an aggregate amount equal to 4.5 times the funding amount paid to us. On February 4, 2020, BBA paid us the first $100,000,000 of the funding amount, and the remaining $125,000,000 of the funding amount will be paid following the achievement of 50% enrollment in each of (i) the planned Phase 3 clinical trial of KSI-301 for branch RVO and (ii) the planned Phase 3 clinical trial of KSI-301 for central RVO. We have the option, exercisable at any point during the term of the funding agreement, to repurchase from BBA 100% of the royalties due to BBA under the funding agreement for a purchase price equal to the funding amount paid to us as of such time times 4.5, less amounts paid by us to BBA. The funding agreement was the result of a competitive process overseen by independent and disinterested directors with the assistance of outside counsel. For further details, see the “Business” section above.

On December 6, 2019, we completed a follow-on equity offering and issued and sold 6,900,000 shares of the Company’s common stock at a price to the public of $46.00 per share. The gross proceeds from this offering were $317.4 million, resulting in aggregate net proceeds of $297.6 million after deducting underwriting discounts and commissions and other offering costs payable by us.

Proceeds from the royalty funding agreement together with our current cash, cash equivalents and marketable securities, which includes proceeds from the equity offering, are expected to advance the clinical programs for KSI-301 towards achieving our “2022 Vision” of a Biologics License Application, or BLA, of KSI-301 in 2022 for wet AMD, DME, RVO and potentially DR without DME, including the manufacturing activities necessary for BLA submission, as well as to advance our pipeline of drug candidates including KSI-501 and our triplet inhibitor drug candidates and for working capital and general corporate purposes.

In 2019 and into the first quarter of 2020, highlights of our activities included:

•

Initiation of enrollment and on-going recruitment in our pivotal DAZZLE clinical trial of KSI-301 in patients with treatment naïve wet AMD. As of March 6, 2020, more than 175 patients have been enrolled in the study randomized 1:1 between KSI-301 and Eylea as active comparator;

•	Completion of recruitment into our ongoing Phase 1b study of KSI-301 in 121 treatment-naïve patients with wet AMD, DME and RVO;
•

Presentation of promising on-going clinical safety, efficacy and durability data at the American Society of Retina Specialists 2019 Annual Meeting, the Macula Society 2019 Annual Meeting, the American Academy of Ophthalmology 2019 Annual Meeting Retina Subspecialty Day, and the Angiogenesis, Exudation, and Degeneration 2020 Annual Meeting;

•	Completion of a Type B (End of Phase 2 or EOP) meeting with the FDA where we discussed and agreed on:
•	Certain recommended clinical, non-clinical, and manufacturing activities to support the licensure of KSI-301, and
•	The order and number of clinical studies required to support a BLA in wet AMD, DME, RVO and DR;
•

Announcement of an accelerated registration strategy for KSI-301 which includes: (i) running our pivotal clinical studies in the major retinal vascular disease indications in parallel (rather than in series), and (ii) engaging in BLA and pre-commercial manufacturing validation and scale-up activities;

•

Expansion of our Board of Directors with the appointment of Taiyin Yang, Ph.D., Executive Vice President, Pharmaceutical Development and Manufacturing of Gilead Sciences, who brings expertise and experience in the relevant pre-commercial areas of clinical and commercial manufacturing, quality and supply chain operations;

•

Entry into a royalty funding agreement with BBA in which we sold a capped, pre-payable 4.5% royalty on future net sales of KSI-301 in exchange for $225,000,000 in committed development funding payable to us.; and

•	Closing of a $317.4 million follow-on offering of our common stock.

Based on the emerging clinical data, our productive EOP meeting with the FDA, and our substantive financing events, we are accelerating our BLA- and pre-commercial manufacturing activities to match the clinical timelines for KSI-301, with the goal of demonstrating a meaningfully-differentiated (i.e., first line) clinical profile in each of wet AMD, DME, RVO, and DR as compared to currently-marketed medicines.

Our current cash, cash equivalents and marketable securities which includes the net proceeds from the December 2019 public offering, and together with the royalty funding agreement, provide the resources for us to advance the KSI-301 program towards achieving our “2022 Vision,” and also to advance our pipeline of drug candidates including KSI-501 and our triplet inhibitor drug candidates, and for working capital and general corporate purposes.

Kodiak’s 2022 Vision and KSI-301 accelerated development strategy

We believe that we can achieve our “2022 Vision” of a BLA submission and initial FDA approval for KSI-301 in wet AMD, DME, RVO and DR with a total of five pivotal trials— two in RVO, one in wet AMD, one in DME and one in DR without DME. Consequently, we now intend to initiate at least four US/EU-based pivotal trials in 2020 – one in DME, one in central RVO (CRVO), one in branch RVO (BRVO), and one in DR without DME. These studies, together with our ongoing pivotal study in wet AMD, will be the basis of our intended BLA and sBLA submissions. We currently expect to submit the wet AMD, DME, and RVO indications in a single initial BLA for KSI-301 and the DR indication in a supplemental BLA in the United States. We continue to invest in our science and our pipeline, including our bispecific ABC product candidate KSI-501 for retinal vascular diseases with a strong inflammatory component and our new triplet inhibitors for the high prevalence multifactorial retinal diseases dry AMD and the neurodegenerative aspects of glaucoma.

Our 2022 Vision includes the following potential catalysts and milestones in 2020, 2021 and 2022, along with the important milestones achieved in 2019 that support the accelerated development program:

Further details of our ongoing KSI-301 Phase 1b trial and our accelerating development strategy are described in the “Business” section above.

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

We have funded our operations primarily through the sale and issuance of equity securities. In October 2018, we completed our initial public offering, or IPO. In December 2019, we completed a follow-on offering.

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance our product candidates, particularly KSI-301, through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization; broaden and improve our platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company. Our net loss was $47.4 million, $41.4 million and $27.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $158.1 million.

Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of KSI-301 for wet AMD, RVO, DME or NPDR or delay our efforts to advance and expand our product pipeline.

On November 1, 2019, we filed a shelf registration statement on Form S-3 (File No. 333-234443) with the SEC covering the offer and sale of up to $400.0 million of the Company’s securities for a period of up to three years from the date of effectiveness of the shelf registration statement. In December 2019, we completed a follow-on offering pursuant to the shelf registration on Form S-3 and issued and sold 6,900,000 shares of the Company’s common stock, including the underwriters’ full exercise of their over-allotment option, at a price to the public of $46.00 per share. The gross proceeds from this offering were $317.4 million, resulting in aggregate net proceeds of $297.6 million after deducting underwriting discounts and commissions and other offering costs payable by us.

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $348.2 million.

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

We are focusing substantially all of our resources and development efforts on the development of our product candidates, in particular KSI-301. We expect our research and development expenses to increase substantially during the next few years as we initiate our Phase 3 studies, complete our clinical program, pursue regulatory approval of our drug candidates and prepare for a possible commercial launch. Predicting the timing or the final cost to complete our clinical program or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if our drug candidates will receive regulatory approval with any certainty.

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

Interest Income

Interest income consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense consists primarily of interest expense related to our convertible notes, including accretion of debt discount and debt issuance costs, which converted into shares of common stock upon the closing of our IPO.

Other Income (Expense), Net

Other income (expense), net consists primarily of accretion income on marketable debt securities in 2019 and primarily consists of changes in the fair value of warrants for Series B redeemable convertible preferred stock, changes in fair value of the derivative instruments in 2018.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was recognized for the year ended December 31, 2018 related to the convertible notes issued in February 2018 which converted into shares of common stock upon closing of our IPO.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,			2019 vs 2018 Change
	2019	2018	2017	Dollar	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$37,506	$18,793	$22,022	$18,713	100%
General and administrative	11,684	7,581	3,499	4,103	54%
Loss from operations	(49,190)	(26,374)	(25,521)	(22,816)	87%
Interest income	1,568	617	29	951	154%
Interest expense (includes $0, $3,030 and $914 attributable to related parties for the years ended December 31, 2019, 2018 and 2017, respectively)	(8)	(5,519)	(1,185)	5,511	*
Other income (expense), net (includes $0, $2,736 and $1,008 attributable to related parties for the years ended December 31, 2019, 2018 and 2017, respectively)	265	(4,688)	(1,259)	4,953	*
Loss on extinguishment of debt (includes $1,587 attributable to related parties for the year ended December 31, 2018)	—	(5,479)	—	5,479	*
Net loss	$(47,365)	$(41,443)	$(27,936)	$(5,922)	14%

*	Percentage is not meaningful

Research and Development Expenses

Research and development expenses increased $18.7 million, or 100%, from the year ended December 31, 2018 to the year ended December 31, 2019.

The following table summarizes our research and development expenses:

	Year Ended December 31,			2019 vs 2018
	2019	2018	2017	Change
	(in thousands)
ABC Platform external expenses (1)	$2,218	$1,397	$931	$821
KSI-301 program external expenses (2)	19,285	8,252	14,021	11,033
KSI-501 program external expenses (3)	1,188	—	—	1,188
Payroll and personnel expenses (4)	11,978	6,825	3,288	5,153
Other research and development expenses (5)	2,837	2,319	3,782	518
Total research and development expenses	$37,506	$18,793	$22,022	$18,713

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

ABC Platform external expenses increased $0.8 million during the year ended December 31, 2019 as compared to 2018. The increase was primarily driven by manufacturing runs to support our product candidate pipeline.

KSI-301 program external expenses increased $11.0 million during the year ended December 31, 2019 as compared to 2018. The increase was primarily due to clinical trial costs as well as manufacturing runs for KSI-301.

KSI-501 program external expenses increased $1.2 million during the year ended December 31, 2019, due to ongoing research and development of KSI-501.

Payroll and personnel expenses increased $5.2 million during the year ended December 31, 2019 as compared to 2018. The increase was a result of increased headcount and stock-based compensation expense.

Other research and development expenses increased $0.5 million during the year ended December 31, 2019 as compared to 2018. Our other research and development expenses may fluctuate in future periods as we elect to develop other product candidates.

General and Administrative Expenses

General and administrative expenses increased $4.1 million, or 54%, from the year ended December 31, 2018 to the year ended December 31, 2019. The increase in general and administrative expenses was primarily attributable to an increase of $2.1 million in professional services related to accounting, audit, legal and consulting services and additional costs associated with operating as a public company, and an increase of $2.0 million in salaries, including stock-based compensation.

Interest Income

Interest income increased $1.0 million from the year ended December 31, 2018 to the year ended December 31, 2019 which was mainly attributable to interest income earned on increased cash balances from our IPO in October 2018 and follow-on offering in December 2019.

Interest Expense

Interest expense decreased $5.5 million from the year ended December 31, 2018 to the year ended December 31, 2019, which was mainly attributable to interest expense in 2018 on convertible notes issued in August 2017 and February 2018, including accretion of debt discount and issuance costs. The convertible notes converted into shares of common stock upon the closing of our IPO.

Other Income (Expense), Net

Other income (expense), net decreased $5.0 million from the year ended December 31, 2018 to the year ended December 31, 2019, which was mainly attributable to the movement in fair value of the redeemable convertible preferred stock warrant liability and derivative instrument related to the convertible notes issued in February 2018 prior to our IPO in 2018, offset by accretion income on marketable debt securities of $0.3 million in 2019. The preferred stock warrants converted into common stock warrants and the derivative liability was extinguished upon our IPO.

Loss on Extinguishment of Debt

Loss on extinguishment of the convertible notes issued in February 2018 was $5.5 million for the year ended December 31, 2018.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes and warrants. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $348.2 million.

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

IPO

In October 2018, we completed our IPO. We sold and issued 9,400,000 shares of common stock at a price to the public of $10.00 per share. The aggregate net proceeds from our IPO, inclusive of the partial over-allotment option exercise, were $83.5 million after deducting underwriting discounts and commissions and other offering costs.

Follow-On Offering

In December 2019, we completed a follow-on offering pursuant to the shelf registration on Form S-3 and issued and sold 6,900,000 shares of common stock at a price to the public of $46.00 per share. The gross proceeds from this offering were $317.4 million, resulting in aggregate net proceeds of $297.6 million after deducting underwriting discounts and commissions and other offering costs payable by us.

Future Funding Requirements

We have incurred net losses since our inception. For the years ended December 31, 2019, 2018 and 2017, we had net losses of $47.4 million, $41.4 million, and $27.9 million, respectively, and we expect to continue to incur additional losses in future periods. As of December 31, 2019, we had an accumulated deficit of $158.1 million. We currently plan to raise additional funding as required based on the status of its clinical trials and projected cash flows, however based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities are sufficient to fund our projected operations for at least the next 12 months.

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect our losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to continue incurring additional costs associated with operating as a public company.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(39,146)	$(29,031)	$(17,655)
Investing activities	$(136,998)	$(581)	$(209)
Financing activities	$299,687	$116,471	$9,637
Net increase (decrease) in cash, cash equivalents and restricted cash	$123,543	$86,859	$(8,227)

Cash Flows from Operating Activities

Net cash used in operating activities was $39.1 million for year ended December 31, 2019. Cash used in operating activities was primarily due to the use of funds in our operations to continue to develop KSI-301 and in connection with our operations as a public company, resulting in a net loss of $47.4 million, adjusted by non-cash charges of $6.8 million offset by a change in operating assets and liabilities of $1.4 million. The non-cash charges consisted of $0.5 million of depreciation expense, $6.1 million of stock-based compensation, $0.2 million net accretion of discount on marketable securities, and $0.4 million amortization of the operating lease right-of-use asset. The change in net operating assets and liabilities was primarily due to an increase in accounts payable of $1.6 million due to timing of vendor payments, an increase in accrued liabilities of $4.9 million mainly related to an increase in accrued research and development expenses and an increase in accrued compensation expenses, and an increase in other assets of $4.5 million mainly due to an increase in advance payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $137.0 million for year ended December 31, 2019 and primarily related to purchases of marketable securities, net of maturities.

Cash Flows from Financing Activities

Net cash provided in financing activities was $299.7 million for year ended December 31, 2019, which consisted primarily of $297.6 million of net proceeds from our follow-on offering, and $2.3 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations(1)	$533	$1,214	$526	$—	$2,273
Manufacturing agreements(2)	4,577	752	—	—	5,329
Tenant improvement obligations(3)	39	86	102	109	336
Total	$5,149	$2,052	$628	$109	$7,938

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

(2)

We have entered into service agreements with a third-party CMO, pursuant to which the CMO agreed to perform activities in connection with the manufacturing process of certain compounds. Such agreements, and related amendments, state that planned activities that are included in some signed work orders are, in some cases, binding and, hence, obligate us to pay the full price of the work order upon satisfactory delivery of products and services. Per the terms of the agreements, we have the option to cancel signed orders at any time upon written notice, which may or may not be subject to payment of a cancellation fee depending on the timing of the written notice in relation to the commencement date of the work, with the maximum cancellation fee equal to the full price of the work order. Although the payment of the cancellation fee will generally be due at the scheduled commencement date, we may record the manufacturing expense and related obligation as an accrued liability at the time of cancellation. In the normal course of business, we have entered into purchase commitments to support research and development activities that cannot be terminated without incurring cancellation fees. The level of cancellation fees may vary and are generally based on the passage of time within a 12-month period.

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

Stock-Based Compensation Expense

We measure and recognize compensation expense for all stock‑based awards made to employees, directors and non‑employees, based on estimated fair values of the awards on the grant date and recognized using the straight‑line method over the requisite service period.

The fair value of options is estimated on the grant date using the Black‑Scholes option valuation model. The calculation of stock‑based compensation expense requires that we make certain assumptions and judgments about a number of complex and subjective variables used in the Black‑Scholes model, including the expected term, expected volatility of the underlying common stock and risk‑free interest rate. Our stock-based awards are subject to either service or performance-based vesting conditions. We evaluate whether achievement of the performance conditions is probable and record expense over the appropriate service period based on this assessment.

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

Net operating loss carryforwards, or NOLs, and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service, or IRS, and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have completed a Section 382 study through December 31, 2019 which concluded no such ownership change had occurred through December 31, 2019.

As of December 31, 2019 and 2018, we had unrecognized tax benefits, all of which would affect income tax expense if recognized, before consideration of our valuation allowance. We do not expect that our uncertain tax positions will materially change in the next twelve months.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $348.2 million, primarily invested in money market funds, overnight repurchase agreements, U.S. treasury securities, commercial paper and corporate notes. As of December 31, 2018, we had cash and cash equivalents of $88.3 million, invested in money market funds. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2019, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $0.9 million.

We do not believe that other market risks, like foreign currency exchange rate risk, had a significant impact on our results of operations for any periods presented herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kodiak Sciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kodiak Sciences Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 16, 2020

We have served as the Company’s auditor since 2016.

Kodiak Sciences Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$211,797	$88,254
Marketable securities	124,684	—
Prepaid expenses and other current assets	2,749	2,195
Total current assets	339,230	90,449
Marketable securities	11,696	—
Restricted cash	140	140
Property and equipment, net	996	1,097
Operating lease right-of-use asset	1,790	—
Other assets	5,014	503
Total assets	$358,866	$92,189

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,619	$1,050
Accrued and other current liabilities	8,658	3,776
Operating lease liability	434	—
Total current liabilities	11,711	4,826
Operating lease liability, net of current portion	1,501	—
Other liabilities	295	530
Total liabilities	13,507	5,356
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at December 31, 2019 and 2018; 44,413,404 and 36,829,857 shares issued and outstanding at December 31, 2019 and 2018, respectively	5	4
Additional paid-in capital	503,475	197,595
Accumulated other comprehensive income	10	—
Accumulated deficit	(158,131)	(110,766)
Total stockholders’ equity	345,359	86,833
Total liabilities and stockholders’ equity	$358,866	$92,189

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Operating expenses
Research and development	$37,506	$18,793	$22,022
General and administrative	11,684	7,581	3,499
Total operating expenses	49,190	26,374	25,521
Loss from operations	(49,190)	(26,374)	(25,521)
Interest income	1,568	617	29
Interest expense (includes $0, $3,030 and $914 attributable to related parties for the years ended December 31, 2019, 2018 and 2017, respectively)	(8)	(5,519)	(1,185)
Other income (expense), net (includes $0, $2,736 and $1,008 attributable to related parties for the years ended December 31, 2019, 2018 and 2017, respectively)	265	(4,688)	(1,259)
Loss on extinguishment of debt (includes $1,587 attributable to related parties for the year ended December 31, 2018)	—	(5,479)	—
Net loss	$(47,365)	$(41,443)	$(27,936)
Net loss per common share, basic and diluted	$(1.25)	$(2.77)	$(3.72)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	37,853,616	14,976,515	7,515,336
Other comprehensive income
Change in unrealized gains related to available-for-sale debt securities, net of tax	10	—	—
Total other comprehensive income	10	—	—
Comprehensive loss	$(47,355)	$(41,443)	$(27,936)

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2016	12,385,154	$50,017	7,930,831	$1	$303	$—	$(41,387)	$(41,083)
Issuance of common stock upon exercise of stock options	—	—	5,603	—	3	—	—	3
Vesting of early exercised stock options	—	—	—	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	275	—	—	275
Net loss	—	—	—	—	—	—	(27,936)	(27,936)
Balance at December 31, 2017	12,385,154	50,017	7,936,434	1	584	—	(69,323)	(68,738)
Issuance of common stock upon exercise of stock options	—	—	47,800	—	49	—	—	49
Issuance of restricted stock awards	—	—	27,500	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(12,385,154)	(50,017)	12,385,154	1	50,016	—	—	50,017
Conversion of redeemable convertible preferred stock warrants into common stock warrants	—	—	—	—	5,000	—	—	5,000
Issuance of common stock upon exercise of common stock warrants	—	—	100,000	—	—	—	—	—
Conversion of 2017 and 2018 convertible notes into common stock	—	—	6,932,969	1	55,732	—	—	55,733
Issuance of common stock upon initial public offering, net of issuance cost of $10,542	—	—	9,400,000	1	83,458	—	—	83,459
Stock-based compensation expense	—	—	—	—	2,756	—	—	2,756
Net loss	—	—	—	—	—	—	(41,443)	(41,443)
Balance at December 31, 2018	—	—	36,829,857	4	197,595	—	(110,766)	86,833
Issuance of common stock upon exercise of stock options	—	—	662,079	—	2,287	—	—	2,287
Vesting of restricted stock units, net of taxes withheld	—	—	21,467	—	(132)	—	—	(132)
Issuance of common stock upon exercise of common stock warrants	—	—	1	—	—	—	—	—
Issuance of common stock upon follow-on offering, net of issuance cost of $19,784	—	—	6,900,000	1	297,615	—	—	297,616
Stock-based compensation expense	—	—	—	—	6,110	—	—	6,110
Other comprehensive income	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(47,365)	(47,365)
Balance at December 31, 2019	—	$—	44,413,404	$5	$503,475	$10	$(158,131)	$345,359

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities
Net loss	$(47,365)	$(41,443)	$(27,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	538	490	549
Non-cash interest expense and amortization of debt discount and issuance cost	—	5,482	1,161
Change in fair value of redeemable convertible preferred stock warrant liability	—	2,700	1,260
Change in fair value of derivative instrument	—	1,988	—
Extinguishment of debt	—	5,479	—
Stock-based compensation	6,110	2,665	275
Amortization (accretion) of premium (discount) on marketable securities	(241)	—	—
Amortization of operating lease right-of-use asset	373	—	—
Changes in assets and liabilities:
Prepaid expense and other current assets	(168)	(1,995)	368
Other assets	(4,511)	—	8
Accounts payable	1,569	(2,323)	2,282
Accrued and other current liabilities	4,932	(2,105)	4,330
Operating lease liability	(383)	—	—
Other liabilities	—	31	48
Net cash used in operating activities	(39,146)	(29,031)	(17,655)
Cash flows from investing activities
Purchase of property and equipment	(437)	(78)	(209)
Deposits on property and equipment	—	(503)	—
Purchases of marketable securities	(150,961)	—	—
Maturities of marketable securities	14,400	—	—
Net cash used in investing activities	(136,998)	(581)	(209)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	297,616	83,755	—
Proceeds from issuance of common stock upon option exercise	2,287	49	3
Payments for restricted stock units, net of taxes withheld	(132)	—	—
Proceeds from issuance of convertible notes (includes $9,560 and $8,000 from related parties for the years ended December 31, 2018 and 2017, respectively)	—	33,000	10,000
Debt issuance cost	—	(140)	(181)
Principal payments of capital lease	(48)	(108)	(97)
Principal payments of tenant improvement allowance payable	(36)	(85)	(88)
Net cash provided by financing activities	299,687	116,471	9,637
Net increase (decrease) in cash, cash equivalents and restricted cash	123,543	86,859	(8,227)
Cash, cash equivalents and restricted cash, at beginning of year	88,394	1,535	9,762
Cash, cash equivalents and restricted cash, at end of year	$211,937	$88,394	$1,535
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$211,797	$88,254	$1,395
Restricted cash	140	140	140
Cash, cash equivalents and restricted cash in consolidated balance sheets	$211,937	$88,394	$1,535

Supplemental cash flow information:
Cash paid for interest	$8	$19	$24
Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$2,163	$—	$—
Unpaid offering costs	$459	$205	$—
Offering costs paid in restricted stock awards	$—	$91	$—
Derivative instrument related to convertible notes	$—	$6,603	$—
Redeemable convertible preferred stock warrant issued in connection with convertible notes	$—	$—	$1,040
Acquisition of equipment through capital lease	$—	$—	$73

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

Follow-On Offering

In December 2019, the Company sold and issued 6,900,000 shares of common stock, including the underwriters’ full exercise of their over-allotment option, at a price to the public of $46.00 per share for gross proceeds of $317.4 million. The aggregate net proceeds to the Company from the follow-on offering were $297.6 million after deducting underwriting discounts and commissions and other offering costs.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and the accounts of Kodiak Sciences Financing Corporation and Kodiak Sciences China, the Company’s direct wholly owned subsidiaries, incorporated in the United States and Cayman Islands, respectively, and Kodiak Sciences GmbH, the Company’s indirect wholly owned subsidiary, incorporated in Switzerland. All intercompany accounts and transactions have been eliminated. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar. The aggregate foreign currency transaction loss included in determining net loss was less than $0.1 million, $0.3 million and less than $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of research and development of drugs for ophthalmic diseases. The chief operating decision maker reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and expenses during the reporting period. Such estimates include, but are not limited to, the accrual for research and development expenses, the valuation of deferred tax assets, useful lives of property and equipment, the measurement of right-of-use assets and lease liabilities, stock-based compensation, and the valuation of common shares, convertible debt, derivatives and redeemable convertible preferred stock warrants prior to the Company’s IPO. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. As of December 31, 2019 and 2018, cash, cash equivalents and marketable securities were invested primarily in money market funds, overnight repurchase agreements, U.S. treasury securities, commercial paper and corporate notes through highly rated financial institutions. Investments are restricted, in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

Cash and Cash Equivalents

The Company considers all highly liquid investments with stated maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

The Company invests excess cash balances in marketable securities. The investments in marketable securities are classified as either held-to-maturity or available-for-sale based on facts and circumstances present at the time of purchase. Marketable securities with a remaining maturity date greater than one year are classified as non-current. The Company’s marketable securities consist of U.S. treasury securities, commercial paper, and corporate bonds. Marketable securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase of marketable debt securities is amortized and/or accreted to other income (expense), net over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net.

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

Restricted Cash

As of December 31, 2019, and 2018, the Company had $0.1 million of long-term restricted cash deposited with a financial institution. The entire amount is held in a separate bank account to support a letter of credit agreement related to the Company’s headquarter facility lease which expires in 2023.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

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

Level 3—Unobservable inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and inputs to the model.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts of the Company’s financial instruments consisting of cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities and other current liabilities, approximate fair value due to their relatively short maturities.

Leases

The Company determines if an arrangement is, or contains, a lease at inception and then classifies the lease as operating or financing based on the underlying terms and conditions of the contract. Leases with terms greater than one year are initially recognized on the balance sheet as right-of-use assets and lease liabilities based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the rate incurred to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term and in a similar economic environment of the applicable country or region. Variable lease payments are excluded from the right of use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets. There have been no such impairments of long-lived assets in the years ended December 31, 2019 and 2018.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The Company measures stock-based compensation expense for stock options and restricted stock units granted to its employees, directors and non-employees based on the estimated fair value of the awards on the grant date. The fair value of options is calculated using the Black-Scholes valuation model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. The expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, for the entire award. The Company accounts for forfeitures as they occur.

Prior to the adoption of Accounting Standards Update ("ASU") No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After adoption of ASU 2018-07 as of January 1, 2019, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award.

The Company has certain stock options and restricted stock units that vest in conjunction with certain performance conditions. At each reporting date, the Company is required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon the Company's assessment of accomplishing each performance provision.

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

Comprehensive Loss

Comprehensive loss is composed of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists primarily of unrealized gains and losses on debt securities.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842), Codification Improvements, and ASU 2018-11, Leases (Topic 842), Targeted Improvements. ASU 2018-10 clarified certain provisions and corrected unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provided an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. ASU 2016-02, ASU 2018-10, and ASU 2018-11 (collectively, "the new lease standards") superseded the previous leases standard, ASC 840 Leases.

The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective approach to recognize a cumulative-effect adjustment on the effective date and to not adjust financial information and disclosures required under the new lease standards for comparative prior periods. The Company did not elect for the package of practical expedients and assessed all contracts at the transition date. The Company did not utilize the practical expedient which allows the use of hindsight in determining lease term and assessing impairment in right-of-use assets. The Company elected to apply the practical expedient and accounted for each lease component and related non-lease component as one single component. The Company elected the practical expedient not to recognize leases with terms of one year or less on the balance sheet.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The adoption of the new lease standards on January 1, 2019 resulted in the initial recognition of right-of-use asset of $2.2 million and operating lease liability of $2.3 million and derecognition of noncurrent deferred liabilities of $0.2 million related to the operating lease for the Company’s office and laboratory space in Palo Alto, California on the consolidated balance sheets with no material impact to the consolidated statements of operations, stockholders’ equity or cash flows. Refer to Note 7.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This update simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Down round features are common in warrants, preferred shares, and convertible debt instruments issued by private companies and early-stage public companies. This update requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. ASU 2017-11 is effective for interim and annual periods beginning after December 15, 2018. The Company adopted this new guidance as of January 1, 2019, which did not impact its consolidated financial statements and related disclosures.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements and ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. The standard is effective for interim and annual periods after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

3. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Leasehold improvement	$1,265	$1,260
Laboratory equipment	1,125	1,133
Furniture and fixtures	204	225
Computer software	79	85
Office equipment	94	79
Total property and equipment	2,767	2,782
Less: Accumulated depreciation	(1,771)	(1,685)
Property and equipment, net	$996	$1,097

All property and equipment are maintained in the United States. Depreciation expense, including depreciation of assets under capital leases, was $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

4. Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued research and development	$4,894	$1,387
Accrued salaries and benefits	3,108	2,061
Accrued legal fees	302	82
Accrued professional fees	195	117
Accrued other liabilities	159	129
Total accrued and other current liabilities	$8,658	$3,776

5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$155,276	$—	$—	$155,276
Repurchase agreement	50,000	—	—	50,000
Commercial paper	—	5,987	—	5,987
Marketable securities:
U.S. treasury securities	—	50,185	—	50,185
Commercial paper	—	34,533	—	34,533
Corporate notes	—	51,662	—	51,662
Total	$205,276	$142,367	$—	$347,643

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$87,957	$—	$—	$87,957
Total	$87,957	$—	$—	$87,957

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2019 and 2018. There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2019 and 2018.

6. Marketable Securities

The marketable securities are classified as available-for-sale and consist of U.S. treasury securities, corporate notes and commercial paper. The fair value measurement data for marketable securities is obtained from independent pricing services. The Company validates the prices provided by the third-party pricing services by understanding the valuation methods and data sources used and analyzing the pricing data in certain instances.

The following table summarizes the marketable securities held at December 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$50,190	$—	$(5)	$50,185
Commercial paper	34,532	1	—	34,533
Corporate notes	39,956	13	(3)	39,966
Total marketable securities, current	$124,678	$14	$(8)	$124,684

Corporate notes	$11,692	$4	$—	$11,696
Total marketable securities, noncurrent	$11,692	$4	$—	$11,696

All marketable securities held at December 31, 2019 had effective maturities of less than two years. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the year ended December 31, 2019 and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss. All marketable securities with unrealized losses as of December 31, 2019 have been in a loss position for less than twelve months and the loss is not material. These marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2019.

7. Commitments and Contingencies

Leases

In January 2013, the Company executed a non-cancellable lease agreement for office and laboratory space in Palo Alto, California. The lease began in October 2013 and would expire in October 2018. In March 2016, the Company executed a lease amendment agreement which was effective March 2016 and extended the lease term until October 2023.

The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense recognized under all leases was $0.6 million and $0.6 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Note that the Company adopted ASC 842 using the required modified retrospective approach effective January 1, 2019. Therefore, the amounts disclosed for the years ended December 31, 2018 and 2017 are presented under previous accounting guidance and are therefore not comparable to the amounts recorded in the current period under ASC 842.

The Company recognized an operating lease right-of-use asset and corresponding liability on January 1, 2019 based on the present value of remaining lease payments discounted at the Company’s estimated incremental borrowing rate of 8.5% over the remaining lease term of 4.83 years for the facility in Palo Alto, California. For the year ended December 31, 2019, the operating lease cost was $0.6 million and the variable lease costs were $0.2 million. The cash paid for amounts included in the measurement of the operating lease liability was $0.6 million for the year ended December 31, 2019. The short-term lease costs were immaterial for the year ended December 31, 2019.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The maturities of the operating lease liabilities as of December 31, 2019 were as follows (in thousands):

Year ending December 31,	As of December 31, 2019
2020	$533
2021	598
2022	616
2023	526
Total undiscounted lease payments	2,273
Less: imputed interest	(338)
Total operating lease liabilities	$1,935

The future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2018 were as follows (in thousands):

Year ending December 31,	As of December 31, 2018
2019	$564
2020	581
2021	598
2022	616
2023	526
Total payments	$2,885

Other Commitments and Contingencies

The Company has entered into service agreements with Lonza AG and its affiliates (“Lonza”), pursuant to which Lonza agreed to perform activities in connection with the manufacturing process of certain compounds. Such agreements, and related amendments, state that planned activities that are included in the signed work orders are, in some cases, binding and, hence, obligate the Company to pay the full price of the work order upon satisfactory delivery of products and services. Per the terms of the agreements, the Company has the option to cancel signed orders at any time upon written notice, which may or may not be subject to payment of a cancellation fee. The level of cancellation fees may be dependent on the timing of the written notice in relation to the commencement date of the work, with the maximum cancellation fee equal to the full price of the work order. As of December 31, 2019 and 2018, the total amount of unconditional purchase obligations, including accrued amounts, under these agreements were $4.7 million and $3.2 million, respectively. Purchases under this agreement for the years ended December 31, 2019, 2018 and 2017 were $7.9 million, $2.8 million and $13.9 million, respectively. As of December 31, 2019, the Company had not incurred any cancellation fees for the work performed by Lonza.

In the normal course of business, the Company enters into purchase commitments to support research and development activities that cannot be terminated without incurring cancellation fees. The level of cancellation fees may vary and are generally based on the passage of time within a 12-month period. As of December 31, 2019, the total amount of cancellation fees related to manufacturing equipment was $0.7 million and none as of December 31, 2019 and 2018, respectively.

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

As of December 31, 2019 and 2018, the current portion of the tenant improvement allowance payable in accrued and other current liabilities was less than $0.1 million and less than $0.1 million, respectively. As of December 31, 2019 and 2018, the non-current portion of the tenant improvement allowance payable in other liabilities was $0.3 million and $0.3 million, respectively.

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

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
United States	$2,633	$(17,273)	$(3,240)
Foreign	(49,998)	(24,170)	(24,696)
Total loss before income taxes	$(47,365)	$(41,443)	$(27,936)

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$18,523	$11,044	$11,270
Intangible assets	12,112	7,588	618
Research and development tax credits	4,037	1,559	788
Stock-based compensation	1,539	394	-
Accruals	885	700	393
Operating lease liability	577	-	-
Property and equipment	143	109	97
Other	—	—	26
Total deferred tax assets	37,816	21,394	13,192
Valuation allowance	(37,249)	(21,394)	(13,192)
Net deferred tax assets	567	—	—
Deferred tax liabilities:
Operating lease right-of-use asset	(534)	—	—
Capitalized legal fees	(33)	—	—
Total deferred tax liabilities	(567)	—	—
Total net deferred tax assets	$—	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The net change in the total valuation allowance for the years ended December 31, 2019, 2018 and 2017 was an increase of approximately $15.9 million, $8.2 million and $4.8 million, respectively.

On December 22, 2017, H.R. 1 (the “Tax Act”) was enacted and included broad tax reforms. The Tax Act reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The rate change resulted in a $2.5 million reduction in the Company’s deferred tax assets from 2016 to 2017. The Tax Act also imposed a deemed repatriation of foreign earnings of subsidiaries; Kodiak Sciences GmbH is considered an E&P deficit corporation for the purposes of this provision and thus no income inclusion was required. The Company has elected to treat taxes on Global Intangible Low Tax Income (“GILTI”) as period costs starting in 2018.

NOLs and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed a Section 382 study through December 31, 2019 which concluded no such ownership change had occurred through December 31, 2019.

As of December 31, 2019, the Company had $31.8 million of federal and $131.2 million of state net operating loss available to offset future taxable income. A portion of the federal net operating loss carryforwards begin to expire in 2035 and the state net operating loss carryforwards begin to expire in 2035, if not utilized. $13.7 million of the federal net operating loss are not subject to expiration.

As of December 31, 2019, the Company also had federal and state research and development credit carryforwards of $3.6 million and $2.3 million, respectively. The federal research and development credit carryforwards expire beginning 2035. The California tax credit can be carried forward indefinitely.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
State taxes	11.0	5.6	7.1
Foreign tax rate differential	(12.4)	(3.8)	(17.1)
Change in valuation allowance	(30.5)	(18.3)	(15.4)
Stock-based compensation	7.7	(0.6)	(0.3)
Research tax credit	3.3	1.3	0.8
Other	(0.1)	(0.1)	(0.3)
Remeasurement of deferred tax due to tax law change	—	—	(8.8)
Fair value adjustments	—	(2.4)	—
Extinguishment of convertible note	—	(2.7)	—
Provision for income taxes	0.0%	0.0%	0.0%

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. As of December 31, 2019, 2018 and 2017, none of the unrecognized tax benefits would affect income tax expense with consideration of the valuation allowance. The Company does not anticipate the uncertain tax positions will materially change in the next 12 months. It is the Company’s policy to include interest and penalties as a component of income tax expense or benefit as necessary.

The beginning and ending unrecognized tax benefits amounts are as follows (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Unrecognized tax benefits at beginning of period	$398	$357	$235
Increases related to prior year tax positions	—	—	102
Increases related to current year tax positions	1,440	41	20
Unrecognized tax benefits at end of period	$1,838	$398	$357

The Company files income tax returns in the United States and Switzerland. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits.

9. Preferred Stock

As of December 31, 2019 and 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of preferred stock at the par value of $0.0001 per share. As of December 31, 2019, there are no holders of the Company’s preferred stock.

10. Common Stock

As of December 31, 2019 and 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 490,000,000 shares of common stock at the par value of $0.0001 per share. Each share of common stock is entitled to one vote. The board of directors may declare and pay dividends to holders of common stock. The Company has never declared or paid any dividends on common stock.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The Company had reserved common stock for future issuances as follows:

	December 31, 2019	December 31, 2018
Exercise of options outstanding	6,830,442	5,135,267
Exercise of common stock warrants outstanding	399,999	400,000
Issuance of common stock under the 2018 Equity Incentive Plan	2,118,877	3,024,404
Issuance of common stock under the 2018 Employee Share Purchase Plan	460,000	460,000
Total	9,809,318	9,019,671

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

The number of shares available for issuance increased by 1,473,194 shares in 2019 and there were 2,118,877 shares available for grant under the 2018 Plan as of December 31, 2019.

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Stock Options

Stock option activity under the 2018 Plan and 2015 Plan is summarized as follows (in thousands, except share and per share data):

		Outstanding Awards
	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Balance, January 1, 2017	551,817	1,263,757	$0.98	9.42	$100
Options granted	(137,500)	137,500	$1.06
Options exercised	—	(5,603)	$0.50		3
Options forfeited or canceled	191,240	(191,240)	$1.04
Balance, December 31, 2017	605,557	1,204,414	$0.98	8.49	$41
Shares authorized	6,425,000	—
Options granted	(4,103,653)	4,103,653	$7.45
Options exercised	—	(47,800)	$1.03		290
RSAs granted	(27,500)	—
RSUs granted	(60,000)	60,000	$10.00
Options forfeited or canceled	185,000	(185,000)	$5.19
Balance, December 31, 2018	3,024,404	5,135,267	$5.99	9.07	$10,681
Shares authorized	1,473,194	—
Options granted	(2,539,493)	2,539,493	$36.70
Options exercised	—	(662,079)	$3.45		45,355
RSUs granted	(128,900)	128,900	$73.51
RSUs vested	—	(21,467)	$9.90
Shares withheld related to net share settlement of RSUs	8,533	(8,533)
Options forfeited or canceled	281,139	(281,139)	$7.86
Balance, December 31, 2019	2,118,877	6,830,442	$17.49	8.32	$373,514
Shares exercisable, December 31, 2018		1,766,385	$3.11	8.28	$7,182
Vested and expected to vest, December 31, 2018		5,135,267	$5.99	9.07	$10,681
Shares exercisable, December 31, 2019		2,773,881	$11.82	8.17	$126,346
Vested and expected to vest, December 31, 2019		6,830,442	$17.49	8.32	$373,514

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

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as accrued liabilities and other current liabilities on the consolidated balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. At December 31, 2019 and 2018, there are no early exercised stock options that remained subject to the Company’s right of repurchase.

Employee Stock Options

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

During the years ended December 31, 2019, 2018 and 2017, the Company granted 2,354,343, 3,888,653 and 107,500 stock options, respectively, to employees with a weighted-average grant date fair value of $34.11, $4.36 and $0.61 per share, respectively.

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Expected volatility	68%	59%	63%
Risk-free interest rate	1.65%	2.82%	1.89%
Dividend yield	0%	0%	0%
Expected term	5.78	6.06	6.00

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

The total fair value of employee options vested during the years ended December 31, 2019, 2018 and 2017 was $4.6 million, $1.2 million and $0.2 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2018, 2017 and 2016 for options granted to employees was $5.7 million, $2.0 million and $0.2 million, respectively.

Non-Employee Stock Options

The Company granted 15,000, 215,000 and 30,000 stock options to non-employees during the years ended December 31, 2019, 2018 and 2017, respectively.

Subsequent to the adoption of ASU 2018-07 effective January 1, 2019, existing stock options granted to non-employees will no longer be revalued, and the estimated fair value of new stock options granted to non-employees will be calculated on the date of grant and not remeasured, similar to stock options granted to employees. The fair value of non-employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Expected volatility	73%	68%	63%
Risk-free interest rate	1.61%	2.71%	2.31%
Dividend yield	0%	0%	0%
Expected term	6.08	9.30	9.35

Stock-based compensation expense recognized during the years ended December 31, 2019, 2018 and 2017 for options granted to non-employees was $0.1 million, $0.4 million and less than $0.1 million, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Performance-Based Stock Options and Restricted Stock Units

The Company granted 170,150 performance-based stock options and 128,900 performance-based restricted stock units (“RSUs”) to employees in 2019. These performance-based equity awards will vest one-quarter upon the achievement of specific clinical development milestones. The remaining shares will then vest in three equal annual installments after that date. Performance-based stock options and performance-based restricted stock units are recorded as expense beginning when vesting events are determined to be probable.

The fair value of performance-based stock options was estimated using the following weighted-average assumptions:

Year Ended December 31, 2019
Expected volatility	72%
Risk-free interest rate	1.67%
Dividend yield	0%
Expected term	6.31

The weighted-average grant date fair value was $47.89 per share for performance-based stock options and $73.51 per share for performance-based restricted stock units. None of these performance-based equity awards vested during 2019. The Company believes that the achievement of the requisite performance condition is probable and stock-based compensation expense recognized during the year ended December 31, 2019 was less than $0.1 million related to these awards.

Restricted Stock Awards

Restricted stock award (“RSAs”) activity is summarized as follows:

	Number of Shares Underlying Outstanding RSAs	Weighted Average Grant Date Fair Value
Unvested, December 31, 2016	549,351	$0.41
Vested	(257,718)	$1.00
Unvested, December 31, 2017	291,633	$0.45
Granted	27,500	$5.38
Vested	(268,683)	$0.89
Unvested, December 31, 2018	50,450	$0.79
Vested	(48,603)	$0.78
Unvested, December 31, 2019	1,847	$1.04

Under the terms of the restricted stock agreements, 1/48th of the award vests monthly over four years, which is the requisite service period. Recipients of restricted stock awards generally have voting and dividend rights with respect to such shares upon grant without regard to vesting. Shares of restricted stock that do not vest are subject to forfeiture. The Company recognizes stock-based compensation expense for RSAs on a straight-line basis over the requisite service period for the entire award. The total fair value of RSAs vested during the years ended December 31, 2019, 2018 and 2017 was less than $0.1 million, $0.2 million and $0.1 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2019, 2018 and 2017 for RSAs was less than $0.1 million, $0.2 million and $0.1 million, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Restricted Stock Units

RSUs activity is summarized as follows:

	Number of Shares Underlying Outstanding RSUs	Weighted Average Grant Date Fair Value
Unvested, December 31, 2017	—	$—
Granted	60,000	$9.90
Unvested, December 31, 2018	60,000	$9.90
Vested	(21,467)	$9.90
Shares withheld related to net share settlement of RSUs	(8,533)	$9.90
Unvested, December 31, 2019	30,000	$9.90

The total fair value of RSUs vested during the year ended December 31, 2019 was $0.3 million. Stock-based compensation expense recognized during the years ended December 31, 2019 and 2018 for RSUs was $0.3 million and less than $0.1 million, respectively.

2018 Employee Share Purchase Plan

In August 2018, the Company adopted the 2018 Employee Share Purchase Plan (“ESPP”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 460,000 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the board of directors. As of December 31, 2019, no offerings have been authorized to date.

Stock-Based Compensation Expense

Stock-based compensation is classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Research and development	$3,496	$1,535	$171
General and administrative	2,614	1,073	104
Total stock-based compensation	$6,110	$2,608	$275

As of December 31, 2019, the Company had $59.4 million and $0.2 million of unrecognized compensation expense related to unvested stock options and unvested restricted stock awards and units, respectively, that is expected to be recognized over a weighted-average period of 3.07 years and 0.77 years, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

12. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share data):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Numerator:
Net loss attributable to common stockholders	$(47,365)	$(41,443)	$(27,936)
Denominator:
Weighted-average shares outstanding	37,869,291	15,136,197	7,932,717
Less: weighted-average unvested restricted shares and shares subject to repurchase	(15,675)	(159,682)	(417,381)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	37,853,616	14,976,515	7,515,336
Net loss per share attributable to common stockholders, basic and diluted	$(1.25)	$(2.77)	$(3.72)

The following potentially dilutive securities, presented on an as-converted to common stock basis, were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Exercise of options outstanding	6,671,542	5,135,267	1,204,414
Unvested restricted shares	160,747	50,450	291,633
Unvested early exercised common stock options	—	—	2,887
Conversion of redeemable convertible preferred stock	—	—	12,385,154
Conversion of convertible notes outstanding	—	—	2,153,781
Exercise of preferred stock warrants outstanding	—	—	500,000
Total	6,832,289	5,185,717	16,537,869

13. 401(k) Plan

In 2011, the Company adopted a 401(k) retirement and savings plan covering all employees. The 401(k) plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The 401(k) plan was amended to include an employer matching provision in 2019. The Company will make matching contributions of 100% of employee contributions up to a maximum of 50% of the individual maximum contribution limit allowed under the IRS rules. For the year ended December 31, 2019, the expense related to the matching contributions was $0.3 million.

14. Subsequent Events

Funding Agreement with Baker Bros. Advisors, LP

On December 1, 2019, the Company and its subsidiary Kodiak Sciences GmbH entered into a funding agreement with Baker Bros. Advisors, LP (“BBA”), pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of KSI-301, the Company’s anti-VEGF antibody biopolymer conjugate therapy, in exchange for $225.0 million. The funding agreement with BBA, which holds more than 5% of the Company’s stock, was the result of a competitive process overseen by independent and disinterested members of the board of directors of the Company with the assistance of outside counsel.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The closing of the funding agreement was subject to certain conditions and occurred in February 2020. The Company received $100.0 million of the funding on February 4, 2020. The remaining $125.0 million shall be payable to the Company upon enrollment of 50% patients in the planned Phase 3 clinical trials of KSI-301 for branch retinal vein occlusion and central retinal vein occlusion.

15. Selected Quarterly Financial Data (unaudited)

The following table provides the selected quarterly financial information for the years 2019 and 2018 (in thousands, except per share data):

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Loss from operations	$(8,460)	$(11,814)	$(12,732)	$(16,184)
Net loss	$(7,984)	$(11,385)	$(12,380)	$(15,616)
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.31)	$(0.33)	$(0.40)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Loss from operations	$(5,547)	$(5,090)	$(6,380)	$(9,357)
Net loss and comprehensive loss	$(8,920)	$(7,409)	$(10,452)	$(14,662)
Net loss per share attributable to common stockholders, basic and diluted	$(1.16)	$(0.96)	$(1.33)	$(0.40)

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, management concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2019, or the Proxy Statement, under the caption “Executive Officers” and “Board of Directors and Corporate Governance”, and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement under the caption “Executive Compensation” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement under the caption “Related Person Transactions” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated in this Annual Report on Form 10-K by reference.

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

(3) EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Kodiak Sciences Inc.	10-Q	001-38682	3.1	11/16/2018

3.2	Amended and Restated Bylaws of Kodiak Sciences Inc.	10-Q	001-38682	3.2	11/16/2018

4.1	Form of Common Stock Certificate	S-1/A	333-227237	4.1	9/24/2018

4.2	Investors’ Rights Agreement, dated September 8, 2015, as amended, by and among the registrant and the investors and founders named therein	S-1/A	333-227237	4.2	9/24/2018

4.5	Form of Class B Share Warrant	S-1/A	333-227237	4.5	9/7/2018

4.6*	Description of Securities

10.1+	Form of Director and Officer Indemnification Agreement	S-1/A	333-227237	10.1	9/24/2018

10.2+	2009 Options and Profits Interest Plan	S-1	333-227237	10.2	9/7/2018

10.3+	2015 Share Incentive Plan	S-1	333-227237	10.3	9/7/2018

10.4+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2009 Option and Profits Interest Plan	S-1	333-227237	10.4	9/7/2018

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Share Incentive Plan	S-1	333-227237	10.5	9/7/2018

10.6+	2018 Equity Incentive Plan	S-1/A	333-227237	10.6	9/24/2018

10.7+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.7	9/24/2018

10.8+	Form of Notice of Restricted Stock Unit Grant and Terms and Conditions of Restricted Stock Unit Grant under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.8	9/24/2018

10.9+	2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.9	9/24/2018

10.10+	Form of Subscription Agreement under the 2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.10	9/24/2018

10.11+	Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Victor Perlroth	S-1/A	333-227237	10.11	9/24/2018

10.12+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and John Borgeson	S-1/A	333-227237	10.12	9/24/2018

10.13+	Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Jason Ehrlich	S-1/A	333-227237	10.13	9/24/2018

10.14+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Hong Liang	S-1/A	333-227237	10.14	9/24/2018

10.15+	Executive Incentive Compensation Plan	S-1/A	333-227237	10.15	9/24/2018

10.16+	Outside Director Compensation Policy	S-1/A	333-227237	10.16	9/24/2018

10.17	Funding Agreement, dated as of December 1, 2019, between Kodiak Sciences Inc., Kodiak Sciences GmbH and Baker Bros. Advisors, LP	8-K	001-38682	10.1	12/2/2019

23.1	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

KODIAK SCIENCES INC.

Date: March 16, 2020	By:	/s/ Victor Perlroth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Victor Perlroth	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2020
Victor Perlroth, M.D.

/s/ John Borgeson	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2020
John Borgeson

/s/ Bassil I. Dahiyat	Director	March 16, 2020
Bassil I. Dahiyat, Ph.D.

/s/ Richard S. Levy	Director	March 16, 2020
Richard S. Levy, M.D.

/s/ Robert A. Profusek	Director	March 16, 2020
Robert A. Profusek

/s/ Taiyin Yang	Director	March 16, 2020
Taiyin Yang, Ph.D.