Form 10-Q
period 2020-03-31
Kodiak Sciences Inc.
filed 2020-05-11
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 44,484,495 shares of common stock, $0.0001 par value per share, outstanding.

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

•	the timing or likelihood of regulatory filings and approvals, including the potential to achieve FDA approval of KSI-301 in wet AMD, DME, RVO and DR;
•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	the success of competing products or platform technologies that are or may become available;
•	our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;
•	our expectation as to the concentration of retinal specialists in the United States and its impact on our sales and marketing plans;
•	our expectations regarding our ability to enter into manufacturing-related commitments, and the timing thereof;
•	future agreements with third parties in connection with the commercialization of our product candidates;
•	the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
•	existing regulations and regulatory developments in the United States and foreign countries;
•	the expected potential benefits of strategic collaboration agreements and our ability to attract collaborators with development, regulatory and commercialization expertise;

i

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	potential claims relating to our intellectual property and third-party intellectual property;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the pricing and reimbursement of our product candidates, if approved;
•	the impact of the novel coronavirus, or COVID-19, outbreak on our operations and global economy;
•	our ability to attract and retain key managerial, scientific and medical personnel;
•	the accuracy of our estimates regarding the sufficiency of our cash resources, expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$226,456	$211,797
Marketable securities	195,404	124,684
Prepaid expenses and other current assets	2,947	2,749
Total current assets	424,807	339,230
Marketable securities	8,533	11,696
Restricted cash	140	140
Property and equipment, net	1,056	996
Operating lease right-of-use asset	1,692	1,790
Other assets	6,814	5,014
Total assets	$443,042	$358,866
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,506	$2,619
Accrued and other current liabilities	8,880	8,658
Operating lease liability	448	434
Total current liabilities	13,834	11,711
Operating lease liability, net of current portion	1,383	1,501
Liability related to sale of future royalties	99,850	—
Other liabilities	288	295
Total liabilities	115,355	13,507
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at March 31, 2020 and December 31, 2019; 44,452,701 and 44,413,404 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	509,716	503,475
Accumulated other comprehensive income	489	10
Accumulated deficit	(182,523)	(158,131)
Total stockholders’ equity	327,687	345,359
Total liabilities and stockholders’ equity	$443,042	$358,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses
Research and development	$20,170	$5,723
General and administrative	5,553	2,737
Total operating expenses	25,723	8,460
Loss from operations	(25,723)	(8,460)
Interest income	1,208	462
Interest expense	(7)	(4)
Other income (expense), net	130	18
Net loss	$(24,392)	$(7,984)
Net loss per common share, basic and diluted	$(0.54)	$(0.21)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	44,824,587	37,248,165
Other comprehensive income
Change in unrealized gains related to available-for-sale debt securities, net of tax	479	6
Total other comprehensive income	479	6
Comprehensive loss	$(23,913)	$(7,978)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	44,413,404	$5	$503,475	$10	$(158,131)	$345,359
Issuance of common stock upon exercise of stock options	39,297	—	159	—	—	159
Stock-based compensation expense	—	—	6,082	—	—	6,082
Other comprehensive income	—	—	—	479	—	479
Net loss	—	—	—	—	(24,392)	(24,392)
Balances at March 31, 2020	44,452,701	5	509,716	489	(182,523)	327,687

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2018	36,829,857	$4	$197,595	$—	$(110,766)	$86,833
Issuance of common stock upon exercise of stock options	80,000	—	83	—	—	83
Stock-based compensation expense	—	—	1,157	—	—	1,157
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(7,984)	(7,984)
Balances at March 31, 2019	36,909,857	4	198,835	6	(118,750)	80,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(24,392)	$(7,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	120	130
Stock-based compensation	6,082	1,157
Amortization (accretion) of premium (discount) on marketable securities	(125)	(18)
Amortization of operating lease right-of-use asset	98	90
Amortization of issuance costs	9	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(133)	(17)
Other assets	(1,602)	—
Accounts payable	1,887	594
Accrued and other current liabilities	228	(1,114)
Operating lease liability	(104)	(45)
Net cash used in operating activities	(17,932)	(7,207)
Cash flows from investing activities
Purchase of property and equipment	(180)	(7)
Purchase of marketable securities	(86,317)	(23,865)
Maturities of marketable securities	19,300	—
Net cash used in investing activities	(67,197)	(23,872)
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	159	83
Proceeds from sale of future royalties, net of issuance costs	99,643	—
Principal payments of capital lease	(5)	(27)
Principal payments of tenant improvement allowance payable	(9)	(9)
Net cash provided by financing activities	99,788	47
Net increase (decrease) in cash, cash equivalents and restricted cash	14,659	(31,032)
Cash, cash equivalents and restricted cash, at beginning of period	211,937	88,394
Cash, cash equivalents and restricted cash, at end of period	$226,596	$57,362
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$226,456	$57,222
Restricted cash	140	140
Cash, cash equivalents and restricted cash in consolidated balance sheets	$226,596	$57,362

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$2,163
Purchase of property and equipment under accounts payable	$—	$110

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

Liquidity

As of March 31, 2020, the Company had cash, cash equivalents and marketable securities of $430.4 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash, cash equivalents and marketable securities will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Form 10-Q.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim periods. The condensed consolidated financial statements, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the Company's financial position and results of operations for the reported periods.

These condensed consolidated financial statements have been prepared on a basis substantially consistent with, and should be read in conjunction with the audited financial statements for the year ended December 31, 2019 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted from this report. The results of operations for any interim period are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on subtotals in the prior year condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and expenses during the reporting period. The impact of COVID-19 continues to evolve. As a result, certain estimates and assumptions required increased judgment and carried a higher degree of variability and volatility, including but not limited to, the fair value of marketable securities, performance-based equity awards, and research and development accruals for the quarter ended March 31, 2020. As events continue to unfold and additional information becomes available, these estimates may change materially in future periods. Actual results could differ from those estimates.

Risks and Uncertainties

In March 2020, the World Health Organization declared a pandemic due to the global COVID-19 outbreak. The significant uncertainties caused by COVID-19 may negatively impact the Company’s operations, liquidity, and capital resources, and will depend on certain developments, including the duration and spread of the outbreak, regulatory and private sector responses and the impact on employees and vendors including supply chain and clinical partners, all of which are uncertain and cannot be predicted. During this pandemic, the Company continues to work closely with clinical sites towards maximal patient safety and the lowest number of missed visits and study discontinuations. The Company has taken and continues to take proactive measures to maintain the integrity of its ongoing clinical studies. Despite these efforts, the COVID-19 pandemic could significantly impact clinical trial enrollment and completion of its clinical studies. The Company will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, the Company’s product candidates, and begin to commercialize any approved products.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below with respect to the Company’s liability related to sale of future royalties and as noted within the “Recent Accounting Pronouncements – Recently Adopted Accounting Pronouncements” section.

Liability related to Sale of Future Royalties

On December 1, 2019, the Company and its subsidiary Kodiak Sciences GmbH entered into a funding agreement with Baker Bros. Advisors, LP (“BBA”), which holds more than 5% of the Company’s stock, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of KSI-301, the Company’s anti-VEGF antibody biopolymer conjugate therapy, in exchange for $225.0 million. Under the terms of the funding agreement, there is no obligation to repay any funding amount received, other than through the capped royalty payments on future product revenues. The Company recorded the funding amount paid by BBA as a liability on the consolidated balance sheet net of issuance costs, in accordance with ASC 730, Research and Development. Under ASC 730, the significant related party relationship between the Company and BBA creates an implicit obligation to repay the funding amount paid to the Company. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time. Refer to Note 7.

Credit Losses – Available-for-Sale Debt Securities

For available-for-sale debt securities in an unrealized loss position, the Company will periodically assess its portfolio for impairment. The assessment first considers the intent or requirement to sell the security. If either of these criteria are met, the amortized cost basis will be written down to fair value through earnings.

If not met, the Company will evaluate whether the decline resulted from credit losses or other factors by considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income or loss, as applicable.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. The Company assessed the impact of ASU 2016-13 on its available-for-sale debt securities and determined there were no credit losses within the portfolio requiring an allowance upon adoption. The Company adopted this new guidance as of January 1, 2020, which did not impact its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted this new guidance as of January 1, 2020, which did not impact its consolidated financial statements and related disclosures.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation, set-up, and other upfront costs incurred in cloud computing arrangements. The Company adopted this new guidance as of January 1, 2020, which did not impact its consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued research and development	$7,194	$4,894
Accrued salaries and benefits	1,266	3,108
Accrued legal fees	190	302
Accrued professional fees	29	195
Accrued other liabilities	201	159
Total accrued and other current liabilities	$8,880	$8,658

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$143,175	$—	$—	$143,175
Marketable securities:
U.S. treasury securities	—	80,727	—	80,727
Commercial paper	—	74,959	—	74,959
Corporate notes	—	48,251	—	48,251
Total	$143,175	$203,937	$—	$347,112

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$155,276	$—	$—	$155,276
Repurchase agreements	50,000	—	—	50,000
Commercial paper	—	5,987	—	5,987
Marketable securities:
U.S. treasury securities	—	50,185	—	50,185
Commercial paper	—	34,533	—	34,533
Corporate notes	—	51,662	—	51,662
Total	$205,276	$142,367	$—	$347,643

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The following table summarizes the marketable securities held at March 31, 2020 and December 31, 2019 (in thousands):

As of March 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$80,161	$566	$—	$80,727
Commercial paper	74,958	1	—	74,959
Corporate notes	39,776	—	(58)	39,718
Total marketable securities, current	$194,895	$567	$(58)	$195,404

Corporate notes	$8,553	$—	$(20)	$8,533
Total marketable securities, noncurrent	$8,553	$—	$(20)	$8,533

As of December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$50,190	$—	$(5)	$50,185
Commercial paper	34,532	1	—	34,533
Corporate notes	39,956	13	(3)	39,966
Total marketable securities, current	$124,678	$14	$(8)	$124,684

Corporate notes	$11,692	$4	$—	$11,696
Total marketable securities, noncurrent	$11,692	$4	$—	$11,696

All marketable securities held at March 31, 2020 and December 31, 2019 had contractual maturities of less than 18 months. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three months ended March 31, 2020 and 2019, respectively, and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss. As of March 31, 2020 and December 31, 2019, the Company had no allowance for credit losses for available-for-sale debt securities. There were no impairment charges or recoveries recorded during each of the three months ended March 31, 2020 and 2019.

6. Commitments and Contingencies

The Company has entered into service agreements with a variety of service providers, pursuant to which such service providers agreed to perform activities in connection with the manufacturing of certain materials. Such agreements, and related amendments, state that planned activities that are included in the signed work orders are, in some cases, binding and, hence, obligate the Company to pay the full price of the work order upon satisfactory delivery of products and services or obligate the Company to the binding amount regardless of whether such planned activities are in fact performed. Per the terms of the agreements, the Company has the option to cancel signed orders at any time upon written notice, which may or may not be subject to payment of a cancellation fee. The level of cancellation fees may be dependent on the timing of the written notice in relation to the commencement date of the work, with the maximum cancellation amount dependent on the agreement or the work order. As of March 31, 2020 and December 31, 2019, the total amount of cancelable and/or non-cancelable purchase obligations, including accrued amounts, under these agreements were $29.8 million and $4.7 million, respectively. Expense recognized under these agreements during the period, including amounts paid and accrued, for the three months ended March 31, 2020 and 2019 were $4.1 million and $1.0 million, respectively. As of March 31, 2020, the Company had not incurred any cancellation fees. The Company has also entered into various cancellable license agreements for certain technology. The Company may be obligated to make payments on future sales of specified products associated with such license agreements. Such payments are dependent on future product sales and are not estimable.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

7. Liability related to Sale of Future Royalties

On December 1, 2019, the Company and its subsidiary Kodiak Sciences GmbH entered into a funding agreement with Baker Bros. Advisors, LP (“BBA”), which holds more than 5% of the Company’s stock, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of KSI-301, the Company’s anti-VEGF antibody biopolymer conjugate therapy, in exchange for $225.0 million. The royalty terminates upon the date that BBA has received an aggregate amount equal to 4.5 times the funding amount paid to the Company, unless earlier terminated or repurchased by the Company. Under the terms of the funding agreement, there is no obligation to repay any funding amount received, other than through the capped royalty payments on future product revenues. The Company has the option, exercisable at any point during the term of the funding agreement, to repurchase 100% of the royalties due to BBA for a purchase price equal to 4.5 times the funding amount paid to the Company as of such time, less amounts paid by the Company to BBA.

The closing of the funding agreement was subject to certain conditions and occurred in February 2020. The Company received $100.0 million of the funding on February 4, 2020. The remaining $125.0 million shall be payable to the Company upon enrollment of 50% of the patients in the planned RVO clinical program.

The Company recorded the initial $100.0 million payment as a liability on the consolidated balance sheet net of issuance costs as of March 31, 2020, in accordance with ASC 730, Research and Development. Under ASC 730, the significant related party relationship between the Company and BBA creates an implicit obligation to repay the funding amount paid to the Company. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time.

8. Stock-Based Compensation

In January 2020 and 2019, the number of shares of common stock available for issuance under the 2018 Equity Incentive Plan was increased by approximately by 1.8 million and 1.5 million shares, respectively, as a result of the automatic increase provision in the 2018 Plan.

Stock Options

Stock option activity under the 2018 Plan and 2015 Equity Incentive Plan is summarized as follows (in thousands, except share and per share data).

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	6,830,442	$17.49	8.32	$373,514
Forfeited or canceled	(65,972)	$20.55
Exercised	(39,297)	$4.21
Outstanding at March 31, 2020	6,725,173	$17.96	8.50	$227,347

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan and 2015 Plan is summarized as follows (in thousands, except shares and per share data):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	160,747	$60.81
Vested	(1,847)	$1.04
Canceled	(4,000)	$73.51
Unvested at March 31, 2020	154,900	$61.19

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

None of these performance-based equity awards vested during 2019. The Company believes that the achievement of the requisite performance condition continues to be probable and stock-based compensation expense recognized was $1.8 million and none during the three months ended March 31, 2020 and 2019, respectively.

Stock-Based Compensation Expense

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$3,448	$706
General and administrative	2,634	451
Total stock-based compensation	$6,082	$1,157

As of March 31, 2020, the unrecognized stock-based compensation of unvested stock options, restricted stock units, and performance-based options and restricted stock units was $70.7 million and it is expected to be recognized over a weighted-average period of 2.96 years.

9. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of March 31,
	2020	2019
Outstanding stock options	6,725,173	5,055,267
Unvested restricted shares	154,900	25,253
Total	6,880,073	5,080,520

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report and with our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 16, 2020. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled “Part II, Item 1A — Risk Factors” and elsewhere in this report.

Overview

Our goal is to prevent and treat the major causes of blindness by developing next-generation therapeutics for chronic, high-prevalence retinal diseases.

Throughout 2019 and into 2020, we have generated clinical data with our most advanced product candidate, KSI-301, a biologic therapy built with our antibody biopolymer conjugate platform, or ABC Platform, which is designed to maintain potent and effective drug levels in ocular tissues for longer periods than the currently-marketed biologic medicines used to treat retinal diseases. To date, KSI-301 has been administered approximately 800 times to approximately 250 patients. We believe that KSI-301, if approved, has the potential to be an important therapy to treat patients with wet age-related macular degeneration, or wet AMD, diabetic retinopathy, or DR, including diabetic macular edema, or DME, and macular edema due to retinal vein occlusion, or RVO.

In our ongoing Phase 1b clinical study, in which enrollment is complete, we have administered multiple doses of KSI-301 to treatment-naïve patients with wet AMD, DME or RVO, and we continue to observe promising safety, efficacy, and clinical durability in the emerging data in each of the retinal diseases under study. We believe the data support an acceleration of efforts to bring KSI-301 to the market in these retinal diseases and that the data lend confidence to the design of our current and planned pivotal studies of KSI-301. We believe these clinical studies, if successful, may demonstrate a meaningfully differentiated clinical profile of KSI-301 as compared to current therapies, and we also believe that this profile would allow KSI-301 to compete effectively in the evolving commercial and product landscape. The potential clinical (and thus commercial/competitive) advantages of a long-acting retinal therapeutic such as KSI-301 go well beyond fewer and less frequent injections over time, and also include the potential for patients to better retain their vision over the long term due to fewer missed treatments or drug holidays resulting from more manageable treatment schedules. Moreover, a longer-acting medicine allows patients with vision-threatening diseases to remain on effective treatment even in context of disruptions in the ordinary course as well as extraordinary disruptions such as that exemplified by the COVID-19 pandemic, where more frequent clinic visits may not be possible or allowed in certain regions or countries.

Based on the encouraging data that continue to be observed in our Phase 1b study, we are planning to expand the KSI-301 clinical pivotal program in the second half of 2020, and we are also entering into the manufacturing-related commitments necessary for KSI-301’s commercial scale-up and BLA submission. We believe the intersection of these clinical and manufacturing trajectories are on track per our “2022 Vision” to submit a single BLA for wAMD, DME and RVO in calendar year 2022.

In 2019, we completed an end of phase 2 meeting with the U.S. Food and Drug Administration, or FDA, where we agreed on the order and number of clinical studies required to support the licensure of KSI-301 in wet AMD, DME, RVO and non-proliferative DR (NPDR without DME). We confirmed that two studies conducted in a single indication are expected by FDA in order to demonstrate the initial safety and efficacy of KSI-301 and that one study each in the additional disease indications, if successful, can be used to support approval in the additional indications. We currently plan to begin patient recruitment in our pivotal studies in DME, RVO and potentially DR (without DME) in 2020, and the pivotal study for wet AMD began recruiting in the third quarter of 2019.

Following our communications with FDA at the time of our end of phase 2 meetings as well as subsequent communications, we have further upgraded our pivotal study program and now intend to conduct two Phase 3 studies in DME to provide the mutually-confirmatory studies required by FDA for initial demonstration of safety and efficacy, one Phase 2/3 study in wAMD (our ongoing DAZZLE study), one Phase 3 study in RVO, and one Phase 3 study in NPDR without DME. By conducting our paired studies in DME, we are able to generate additional data on the efficacy, safety, and durability of KSI-301 in this area of high unmet need and commercial opportunity, while also narrowing the number of sites and countries required for successful enrollment of the entire pivotal program. We expect a majority of research sites to be located in the US with contributions from EU countries and China. Given that we are currently seeing continued new patient enrollment and low missed visit rates in our DAZZLE wAMD pivotal study in the US despite the ongoing COVID-19 pandemic, we believe refocusing the KSI-301 program helps minimize uncertainty with respect to clinical trial conduct during and through the COVID-19 pandemic and towards our “2022 Vision.” Additional specific reasons for running paired DME pivotals (and one RVO pivotal) include: fewer countries and sites needed for two DME studies versus two RVO studies (avoiding the cost and logistical burdens of opening and supporting clinical trial sites that would only participate in RVO studies); better oversight of operational execution (essentially all sites can concurrently enroll treatment naïve patients in wAMD, DME and RVO); lower probability of disruption; higher unmet need in DME versus RVO; marginal, if any, increase in overall trial execution costs; and the potential for similar timelines for two DME versus two RVO pivotals. On top of these operational considerations, we remain pleased with the DME clinical data we are seeing in the Phase 1b study and want to align greater clinical data generation in DME given the larger number of diabetic patients and higher unmet need and market opportunity as compared to that of RVO.

The ABC Platform and KSI-301 were developed at Kodiak, and we own rights to these assets in key geographies including the US, EU, China and other major countries. We have applied our ABC Platform to develop additional product candidates beyond KSI-301, including KSI-501, our bispecific anti-IL-6/VEGF bioconjugate, and we are expanding our early research pipeline to include ABC Platform-based triplet inhibitors for multifactorial retinal diseases such as dry AMD and the neurodegenerative aspects of glaucoma. We intend to progress these and other product candidates to address high-prevalence ophthalmic diseases.

Our overall objective is to develop our product candidates, seek FDA and worldwide health authority marketing authorization approvals, and ultimately commercialize our product candidates.

Recent Developments

We have implemented various enhancements into our ongoing study execution to help ensure the safety of patients, physicians, study site staff and Kodiak operations team members in the current COVID-19 pandemic, including the use of remote study monitoring. To date, we are seeing minimal disruption from COVID-19 in our ongoing clinical trials. In DAZZLE, patient missed visit rates are less than 5%, and clinical trial sites continue to enroll new patients. This is a testament to the serious diseases we are attempting to treat and is a vote of confidence from the patients, physicians and study sites partnering with us to advance KSI-301. With $430.4 million in cash, cash equivalents and marketable securities and thoughtful management of our spending, we remain on a strong financial footing.

We delayed initiation of the next set of KSI-301 pivotal studies by one quarter from June to September 2020 in order to assess with physicians and business partners how best to minimize the impact of COVID-19 on clinical trial conduct. But our 2022 Vision towards a BLA filing in the key retinal disease indications currently remains intact, and we have taken good advantage of this delay to upgrade the pivotal study plan for KSI-301. We now intend to conduct two Phase 3 studies in DME, one Phase 2/3 study in wet AMD (our ongoing DAZZLE study), one Phase 3 study in RVO, and one Phase 3 study in non-proliferative DR. Importantly, the data emerging in our Phase 1b study remain consistent with our observations detailed in February of this year, and we plan to provide another R&D update in July 2020, either virtually or at the American Society of Retina Specialists meeting.

COVID-19

In March 2020, the World Health Organization declared a pandemic related to the global COVID-19 outbreak. Governments have taken preventative and protective actions, including but not limited to, restrictions on non-essential travel, business operations, and gatherings of individuals. The State of California, where our headquarters is located in the San Francisco Bay Area, declared a state of emergency and shelter-in-place order in March 2020 which remains in effect at this time. Despite these orders, we and our key clinical and manufacturing partners have been largely able to continue to advance our operations. These government actions and responses continue to evolve and are expected to continue into the summer.

Global financial markets have also experienced extreme volatility and as a result, economic uncertainties have arisen which could impact the Company’s operations and its financial position. The extent of the impact of COVID-19 will depend on certain developments, including the duration and spread of the outbreak, regulatory and private sector responses, and the impact on our employees, vendors including supply chain and clinical partners, all of which are uncertain and cannot be predicted.

Because the diseases under study in the KSI-301 development program are serious, vision-threatening conditions for which patients are still seeking and receiving treatment from retina specialists during the pandemic, we have been able to continue advancing the clinical programs for KSI-301 during the outbreak towards achieving our “2022 Vision.”

We continue to monitor government responses and may elect to temporarily close our office and/or laboratory space to protect our employees. We continue to assess the potential for supply chain disruptions as the pandemic may impact personnel at third party manufacturing facilities in China, Switzerland and other countries, as well as its impact on the availability and/or cost of materials.

During this pandemic, we continue to work closely with our clinical sites towards maximal patient safety and the lowest number of missed visits and study discontinuations. We have taken and continue to take proactive measures to maintain the integrity of our ongoing clinical studies. To date, we are seeing low levels of patient missed visits (<5%).

In response to the COVID-19 global pandemic with regards to business operations, clinical trials, and manufacturing activities:

•

We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention, or CDC, and the State of California to protect the health and safety of our employees and the community. In particular, the Company has implemented remote work arrangements for non-essential employees since March 17, 2020.

•

We are working closely with our clinical trial sites to monitor and attempt to minimize the potential impacts of the evolving COVID-19 outbreak on patient enrollment, continued participation of patients already enrolled in our clinical studies, protocol compliance, data quality, and overall study integrity. Some specific actions we have taken in the United States include the use of remote study monitoring, temporarily increasing study site budget overhead rates, providing additional transportation service options for patients to attend study site visits and focusing on new patient enrollment only at study sites with appropriate backup resource plans in place and where the local COVID-19 situation allows. In the months of March and April 2020, the rate of missed study visits remained <5%. As of now, we have not experienced significant delays to our ongoing or planned clinical trials; however, this could change rapidly depending on the dynamics of the pandemic.

•

In the first quarter of 2020, we activated DAZZLE study sites in the EU, but due to the pandemic we deferred study patient screening. We expect to begin patient recruitment activities at certain sites in the EU in the second quarter of 2020 as guided by the local COVID-19 situation.

•

To minimize the potential for disruption of our planned pivotal studies of KSI-301, we are currently refining the study designs, including sample size and country selection. We currently plan to start enrollment of our pivotal DME and RVO studies in the late third quarter of 2020 or early fourth quarter of 2020, and the pivotal study in non-proliferative DR in the fourth quarter of 2020, dependent on the continued evolution of the COVID-19 pandemic. With these planned pivotal study starts, we believe we are still on track to achieve our “2022 Vision” objective of filing a single BLA in 2022 for KSI-301 in wAMD, DME and RVO.

•	Our supply chain and manufacturing activities remain intact, and we do not currently anticipate disruptions to our supply of KSI-301 due to COVID-19.

We will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole.

Our bispecific conjugate KSI-501 inhibits both interleukin 6, or IL-6, and Vascular Endothelial Growth Factor, or VEGF. Tissue based IL-6 mediated inflammatory response syndromes have been associated with severe COVID-19 disease. As such, IL-6 blockade is being explored as a novel therapeutic strategy in patients with severe COVID-19 disease and promising results have been recently reported in COVID-19 patients with critical illness. Similarly, tissue specific edema such as pulmonary edema is implicated in severe COVID-19 disease. VEGF in the alveolar space is a potent inducer of vascular permeability and resultant pulmonary edema which plays a pathological role in lung dysfunction. Emerging data show VEGF levels are elevated in COVID-19 patients, and a Chinese clinical study is currently assessing the efficacy of anti-VEGF therapy in COVID-19. OG2072, the bispecific fusion protein used to build our ophthalmology product candidate KSI-501, binds with high affinity to both of its targets simultaneously (IL-6 and VEGF). Intriguingly, we have seen synergistic inhibition in vitro and we are interested in the possible unique benefit this synergistic inhibition may have in lung and other organs that can be severely damaged by SARS-CoV2 and the associated immunologic and tissue responses. Further, unlike currently marketed anti-VEGF and anti-IL-6R antibodies, OG2072’s Fc region is immunologically inert and does not activate immune effector functions. OG2072 may thus be beneficial in preventing further immune-mediated tissue damage in the lung, kidney, heart and other organs affected in critical illness due to COVID-19. To this end, we are advancing by six or more months the GMP manufacturing for OG2072, which could both enable a potential assessment of systemically administered OG2072 in patients with worsening COVID-19 disease (for example, as part of ongoing basket studies of potential COVID-19 therapeutics). Ancillary benefits of this acceleration include the use of GMP material for KSI-501 toxicology program and a more predictable IND submission and First in Human timeline for KSI-501 in patients with retinal vascular diseases featuring an inflammatory component.

Funding Agreement

On December 1, 2019, we and our subsidiary, Kodiak Sciences GmbH, entered into a funding agreement with Baker Bros. Advisors, or BBA, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of KSI-301 in exchange for $225.0 million in committed development funding payable to us. Unless earlier terminated or re-purchased by us, the royalty terminates upon the date that BBA has received an aggregate amount equal to 4.5 times the funding amount paid to us. On February 4, 2020, BBA paid us the first $100.0 million of the funding amount, and the remaining $125.0 million of the funding amount will be paid following the achievement of 50% enrollment in the planned RVO clinical program. We have the option, exercisable at any point during the term of the funding agreement, to repurchase from BBA 100% of the royalties due to BBA under the funding agreement for a purchase price equal to the funding amount paid to us as of such time times 4.5, less amounts paid by us to BBA.

Follow-On Offering

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

Business Highlights

Recent highlights of our activities included:

•

DAZZLE Study Progress: Recruitment into our DAZZLE pivotal study in wet AMD was robust– a potential reflection of the enthusiasm for KSI-301 on the part of clinical investigators and patients. As of May 8, 245 patients have been enrolled in DAZZLE. We slowed U.S. enrollment beginning in March 2020 and deferred EU patient recruitment due to the COVID-19 pandemic. Existing patients continue to participate with few missed visits to date, and new patients continue to be enrolled in DAZZLE. As of late April 2020, the number of weekly new patient screenings and enrollment at DAZZLE sites in the US is increasing. The Independent Data Monitoring Committee responsible for safeguarding the interests of DAZZLE study participants, assessing safety during the trial, and monitoring overall study conduct met in early May 2020 and recommended that DAZZLE should continue without modification.

•

Phase 1b Data Presentation: Updated safety and efficacy results from our ongoing Phase 1b trial of KSI-301 in patients with treatment naïve wet AMD, DME, or RVO were presented at the Angiogenesis, Exudation, and Degeneration Annual Meeting in February 2020. We believe the data continue to support the highly differentiated “anti-VEGF Generation 2.0” profile of KSI-301. We intend to continue presenting data updates from Phase 1b throughout 2020, and if meetings or congresses are canceled due to COVID-19, we anticipate one or more virtual research and development, or R&D, webinars where new data will be presented. Our next planned R&D update is anticipated for July 2020 along with the American Society of Retina Specialists meeting.

•

Further Extension of the Phase 1b Study: Based on positive feedback from investigators and a desire to continue to generate long-term safety and efficacy outcomes data with KSI-301, we are amending the Phase 1b program to include an additional 18 months of treatment and follow-up per patient, for a total of up to 36 months.

•

Optimized Pivotal Study Program: We have further optimized and improved our pivotal study program and now intend to conduct two Phase 3 studies in DME to provide the mutually-confirmatory studies required by FDA for initial demonstration of safety and efficacy, one study in wAMD (our ongoing DAZZLE study), one study in RVO, and one study in NPDR without DME. The paired DME studies introduce numerous operational benefits and generate additional data on the safety, efficacy and durability of KSI-301 in this area of high unmet need and commercial opportunity, while also narrowing the number of sites and countries required for successful enrollment of the entire pivotal program.

•

Charles Bancroft Appointed to Board of Directors: Charles Bancroft, formerly Chief Financial Officer of Bristol Myers Squibb (BMS), joined Kodiak’s Board of Directors as chair of our audit committee and member of our nominating and governance committee in April 2020. Charles recently retired from a successful career at BMS where he held a number of leadership roles in commercial, strategy and finance. Charles brings financial and management experience that will be vital to Kodiak as the company continues to scale and build its manufacturing and commercial capabilities.

•

Kodiak and Kodiak Sciences Trademarks Registered to Kodiak Sciences: The company received full registration of its trademarks “Kodiak” and “Kodiak Sciences” from the U.S. Patent and Trademark Office for the exclusive use of Kodiak Sciences Inc. and its subsidiaries. Obtaining exclusive trademark rights over “Kodiak” and “Kodiak Sciences” strengthens recognition of Kodiak as a leader in the research and development of medicines to treat and prevent retinal diseases.

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

Kodiak’s 2022 Vision and KSI-301 Accelerated Development Strategy

We believe that we can achieve our “2022 Vision” of a BLA submission and initial FDA approval for KSI-301 in wet AMD, DME, RVO and DR with a total of five pivotal trials— two in DME, one in wet AMD, one in RVO and one in DR without DME. Consequently, we now intend to initiate at least four US/EU-based pivotal trials in 2020 – two matched studies in DME to provide the mutually-confirmatory studies required by FDA for initial demonstration of safety and efficacy, one in patients with either branch RVO, or BRVO, or central RVO, or CRVO, and one in non-proliferative DR without DME. These studies, together with our ongoing pivotal study in wet AMD, will be the basis of our intended BLA and supplemental BLA, or sBLA, submissions. We currently expect to submit the wet AMD, DME, and RVO indications in a single initial BLA for KSI-301 and the DR indication in a supplemental BLA in the United States.

We continue to invest in our science and our pipeline, including our bispecific ABC product candidate KSI-501 for retinal vascular diseases with a strong inflammatory component and our new triplet inhibitors for the high prevalence multifactorial retinal diseases dry AMD and the neurodegenerative aspects of glaucoma.

Our 2022 Vision includes the following potential catalysts and milestones in 2020, 2021, 2022, and 2023 along with the important milestones achieved in 2019 that support the accelerated development program:

Our 2022 Vision is built on the following accelerated development strategy, which follows from our FDA end of phase 2 meeting and recent additional discussions. This table incorporates our most recent view of the KSI-301 clinical program and its execution, as described above, and we believe the successful prosecution of this program is achievable based on our currently available information and the current evolving status of the COVID-19 pandemic:

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

We have funded our operations primarily through equity securities. In October 2018, we completed our initial public offering, or IPO. In December 2019, we completed a follow-on offering. In addition, we entered into a royalty funding agreement and received an initial payment of $100.0 million in February 2020.

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance our product candidates, particularly KSI-301, through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization; broaden and improve our platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to continue incurring costs associated with operating as a public company. Our net loss was $24.4 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $182.5 million.

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

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $430.4 million.

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

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting, legal and accounting services associated with maintaining compliance with requirements of the stock exchange listing and the Securities and Exchange Commission, or SEC, investor relations costs and director and officer insurance premiums associated with being a public company.

Interest Income

Interest income consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of accretion income on marketable debt securities net of amortized issuance costs from the liability related to the future sale of royalties to BBA in 2019.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,		Change
	2020	2019	Dollar	Percent
	(in thousands, except percentages)
Operating expenses
Research and development	$20,170	$5,723	$14,447	252%
General and administrative	5,553	2,737	2,816	103%
Loss from operations	(25,723)	(8,460)	(17,263)	204%
Interest income	1,208	462	746	161%
Interest expense	(7)	(4)	(3)	*
Other income (expense), net	130	18	112	*
Net loss	$(24,392)	$(7,984)	$(16,408)	206%

*	Percentage is not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
ABC Platform external expenses (1)	$724	$522	$202
KSI-301 program external expenses (2)	12,285	1,773	10,512
KSI-501 program external expenses (3)	75	389	(314)
Payroll and personnel expenses (4)	5,888	2,513	3,375
Other research and development expenses (5)	1,198	526	672
Total research and development expenses	$20,170	$5,723	$14,447

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

ABC Platform external expenses remained relatively constant during the three months ended March 31, 2020, as compared to 2019. These expenses were primarily driven by manufacturing runs to support our product candidate pipeline.

KSI-301 program external expenses increased $10.5 million during the three months ended March 31, 2020, as compared to 2019. The increase was primarily due to clinical trial costs as well as manufacturing runs for KSI-301. Our pivotal DAZZLE clinical study dosed the first patient in October 2019 and over 200 patients were enrolled as of March 31, 2020.

KSI-501 program external expenses decreased $0.3 million during the three months ended March 31, 2020, as compared to 2019, due to timing of manufacturing activities from ongoing research and development of KSI-501.

Payroll and personnel expenses increased $3.4 million during the three months ended March 31, 2020, as compared to 2019, due to increased headcount and stock-based compensation expense.

Other research and development expenses increased $0.7 million during the three months ended March 31, 2020, as compared to 2019, due to increased costs on our early research pipeline.

General and Administrative Expenses

General and administrative expenses increased $2.8 million during the three months ended March 31, 2020 as compared to 2019. The increase in general and administrative expenses was primarily attributable to an increase of $0.4 million in professional services related to accounting, audit, legal and consulting services and costs associated with operating as a public company, and an increase of $2.3 million in salaries, including stock-based compensation.

Interest Income

Interest income increased $0.7 million during the three months ended March 31, 2020 as compared to 2019, which was mainly attributable to interest income earned on increased balances of cash, cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net increased $0.1 million during the three months ended March 31, 2020 as compared to 2019, which was mainly attributable to accretion income on marketable debt securities offset by amortized issuance costs from the liability related to the future sale of royalties to BBA in 2020.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale of equity securities. In addition, we entered into a royalty funding agreement and received an initial payment of $100.0 million in February 2020. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $430.4 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2020, we had net loss of $24.4 million, and we expect to continue to incur additional losses in future periods. As of March 31, 2020, we had an accumulated deficit of $182.5 million.

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

The significant uncertainties caused by the COVID-19 global pandemic may also negatively impact our operations and capital resources. We continue to monitor the impact of COVID-19 on our ability to continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. This pandemic may ultimately have a material adverse effect on our liquidity and operating plans, although we are unable to make any prediction with certainty given the spread and rapidly changing nature of the pandemic and the evolving global actions taken to contain and treat the novel coronavirus.

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. See the section of this report titled “Part II, Item 1A — Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,932)	$(7,207)
Investing activities	(67,197)	(23,872)
Financing activities	99,788	47
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,659	$(31,032)

Cash Flows from Operating Activities

The $10.7 million increase in cash used in operating activities for the three months ended March 31, 2020 as compared to 2019 was primarily driven by the increase in net loss during this period due to increased payroll and personnel expenses and manufacturing and clinical trial costs to support overall growth.

Cash Flows from Investing Activities

The $43.3 million increase in cash used in investing activities for the three months ended March 31, 2020 as compared to 2019 was driven by the net purchase of marketable securities.

Cash Flows from Financing Activities

The $99.7 million increase in cash provided by financing activities for the three months ended March 31, 2020 as compared to 2019 was due to the proceeds from sale of future royalties to BBA.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in our contractual obligations and commitments since December 31, 2019, except as otherwise described in Note 6 to our unaudited condensed consolidated financial statements included in this report.

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

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012, or JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies, unless we otherwise irrevocably elect not to avail ourselves of this exemption. However, we have chosen to irrevocably “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2020, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, management concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 global pandemic, remote working arrangements have been implemented for non-essential employees since March 17, 2020. Management has taken measures to ensure that the internal control over financial reporting remain materially unchanged during this period and will continually monitor and assess internal controls to minimize impact on their design and operating effectiveness.

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

We are a clinical stage biopharmaceutical company specializing in novel therapeutics to treat chronic, high-prevalence retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Except for KSI-301, we have not initiated clinical trials for any of our other product candidates. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and early stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net loss of $24.4 million for the three months ended March 31, 2020, respectively. As of March 31, 2020, we had an accumulated deficit of $182.5 million.

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

Our operations have required substantial amounts of cash since inception. To date, we have funded our operations primarily through the sale of equity securities. Developing our product candidates is expensive, and we expect to substantially increase our spending as we advance KSI-301 into Phase 3 clinical trials. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $430.4 million. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may prove inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us or at all. For example, the recent outbreak of COVID-19 has significantly disrupted world financial markets, negatively impacted US market conditions, increased the volatility of trading prices for biopharmaceutical companies, and may reduce opportunities for us to seek out additional funding when needed. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations and cause the price of our common stock to decline.

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

Our early encouraging preclinical and Phase 1 clinical trial results for KSI-301 are not necessarily predictive of the results of our ongoing or future discovery programs or clinical studies including later-stage preclinical studies or in humans during clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported adverse events.

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

•	the size of the study population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to a trial site;
•	the effects of health epidemics, including the recent COVID-19 outbreak and the resulting shelter-in-place or similar restrictions;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will not complete such trials, for any reason.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal disease indications for which we have product candidates, including wet AMD and DME/DR. Certain of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD and DME/DR. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to KSI-301. Companies that we are aware are developing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer and Regeneron, Allergan, Mylan, Momenta and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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

As of March 31, 2020, we had 41 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our network and storage applications and those of our collaborators, CROs and vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. Additionally, the increased usage of computers operated on home networks due to the shelter-in-place or similar restrictions related to the COVID-19 pandemic may make our systems and those of our CROs and vendor more susceptible to security breaches. It is often difficult to anticipate or immediately detect such incidents and the damage caused by them. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our employees. Cyber-attacks could cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our collaborators, CROs and vendors may not be adequate to protect against such security breaches and disruptions. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. For example, in connection to the current COVID-19 pandemic, the various quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture product, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining clinical supplies of our product candidates. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. COVID-19 could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third party manufacturers and CROs upon whom we rely. For example, on March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. We continue to monitor our operations and government recommendations and may elect to temporarily close our office and/or laboratory space to protect our employees. Quarantines for COVID-19 or other viruses could impact personnel at third party manufacturing facilities, or the availability or cost of materials, which would disrupt our supply chain. While many of these materials may be obtained by more than one supplier, port closures and other restrictions resulting from the coronavirus outbreak in the region may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products.

In addition, our current and future clinical trials may be affected by the COVID-19 outbreak. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 outbreak. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. Kodiak staff and/or our CRO partners may not be able to travel to study sites, impacting further site initiations. Other Kodiak vendors on whom we depend, such as supply chain and logistics partners and our image reading centers may be disrupted, and our operations could be affected. Our clinical studies enroll patients who have underlying risk factors such as advanced age, hypertension and/or diabetes which could lead to higher than expected study discontinuation rates if these patients are adversely affected by the COVID-19 outbreak. To date, we are seeing low levels of patient missed visits (<5%).

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

To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had federal net operating loss carryforwards, or NOLs, of $31.8 million. A portion of the federal net operating loss carryforwards begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. However, utilization of NOLs has been temporarily expanded under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. Under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and NOL carrybacks may offset 100% of taxable income, and (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the five preceding years to generate a refund. We will be unable to use our NOLs if we do not attain profitability sufficient to offset our available NOLs prior to their expiration.

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

The market price of our common stock may be volatile. As a result, you may not be able to sell your common stock at or above the price that you paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success of existing or new competitive products or technologies;
•	the timing and results of clinical trials for our current product candidates and any future product candidates that we may develop;
•	commencement or termination of collaborations for our product candidates;
•	failure or discontinuation of any of our product candidates;
•	failure to develop our ABC Platform;
•	results of preclinical studies, clinical trials or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the commencement of litigation;
•	the level of expenses related to any of our research programs, product candidates that we may develop;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders, or other stockholders;
•	expiration of market standoff or lock-up agreements;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry, and market conditions, including fluctuations attributable to the COVID-19 global pandemic and other unforeseeable circumstances; and
•	the other factors described in this “Risk Factors” section.

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

KODIAK SCIENCES INC.

Date: May 11, 2020	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ John Borgeson
John Borgeson
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)