Form 10-Q
period 2020-06-30
Kodiak Sciences Inc.
filed 2020-08-10
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 44,712,259 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Part II, Item 1A — Risk Factors” and elsewhere in this report. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our development activities, preclinical studies, clinical trials and regulatory filings;
•	the translation of our preclinical results and data and early clinical trial results in particular relating to safety, efficacy and durability into future clinical trials in humans;
•	the continued durability, efficacy and safety of our product candidates;
•	our ability to achieve our “2022 Vision” of a Biologics License Application, or BLA, of KSI-301 in 2022;
•

the number, size and design of clinical trials that regulatory authorities may require to obtain marketing approval, including the order and number of clinical studies required to support a BLA in wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, retinal vein occlusion, or RVO, and diabetic retinopathy, or DR;

•	the timing or likelihood of regulatory filings and approvals, including the potential to achieve the U.S. Food and Drug Administration, or FDA, approval of KSI-301 in wet AMD, DME, RVO and DR;
•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	the success of competing products or platform technologies that are or may become available;
•	our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;
•	our expectation as to the concentration of retinal specialists in the United States and its impact on our sales and marketing plans;
•	our expectations regarding our ability to enter into manufacturing-related commitments, and the timing thereof;
•	future agreements with third parties in connection with the commercialization of our product candidates;
•	the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
•	existing regulations and regulatory developments in the United States and foreign countries;
•	the expected potential benefits of strategic collaboration agreements and our ability to attract collaborators with development, regulatory and commercialization expertise;

i

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	potential claims relating to our intellectual property and third-party intellectual property;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the pricing and reimbursement of our product candidates, if approved;
•	our estimates regarding the impact of the novel coronavirus, or COVID-19, pandemic on our business and operations, the business and operations of our collaborators, and on the global economy;
•	our ability to attract and retain key managerial, scientific and medical personnel;
•	the accuracy of our estimates regarding the sufficiency of our cash resources, expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$269,836	$211,797
Marketable securities	147,298	124,684
Prepaid expenses and other current assets	1,880	2,749
Total current assets	419,014	339,230
Marketable securities	—	11,696
Restricted cash	140	140
Property and equipment, net	1,106	996
Operating lease right-of-use asset	1,591	1,790
Other assets	7,517	5,014
Total assets	$429,368	$358,866
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,034	$2,619
Accrued and other current liabilities	11,273	8,658
Operating lease liability	462	434
Total current liabilities	18,769	11,711
Operating lease liability, net of current portion	1,263	1,501
Liability related to sale of future royalties	99,863	—
Other liabilities	276	295
Total liabilities	120,171	13,507
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at June 30, 2020 and December 31, 2019; 44,667,016 and 44,413,404 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	517,120	503,475
Accumulated other comprehensive income	594	10
Accumulated deficit	(208,522)	(158,131)
Total stockholders’ equity	309,197	345,359
Total liabilities and stockholders’ equity	$429,368	$358,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$20,557	$8,838	$40,727	$14,561
General and administrative	6,222	2,976	11,775	5,713
Total operating expenses	26,779	11,814	52,502	20,274
Loss from operations	(26,779)	(11,814)	(52,502)	(20,274)
Interest income	698	331	1,906	793
Interest expense	(6)	(2)	(13)	(6)
Other income (expense), net	88	100	218	118
Net loss	$(25,999)	$(11,385)	$(50,391)	$(19,369)
Net loss per common share, basic and diluted	$(0.58)	$(0.31)	$(1.12)	$(0.52)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	44,969,795	37,294,853	44,897,269	37,271,638
Other comprehensive income
Change in unrealized gains related to available-for-sale debt securities, net of tax	105	6	584	12
Total other comprehensive income	105	6	584	12
Comprehensive loss	$(25,894)	$(11,379)	$(49,807)	$(19,357)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	44,413,404	$5	$503,475	$10	$(158,131)	$345,359
Issuance of common stock upon exercise of stock options	39,297	—	159	—	—	159
Stock-based compensation expense	—	—	6,082	—	—	6,082
Other comprehensive income	—	—	—	479	—	479
Net loss	—	—	—	—	(24,392)	(24,392)
Balances at March 31, 2020	44,452,701	5	509,716	489	(182,523)	327,687
Issuance of common stock upon exercise of stock options	203,373	—	720	—	—	720
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	10,942	—	(206)	—	—	(206)
Stock-based compensation expense	—	—	6,890	—	—	6,890
Other comprehensive income	—	—	—	105	—	105
Net loss	—	—	—	—	(25,999)	(25,999)
Balances at June 30, 2020	44,667,016	5	517,120	594	(208,522)	309,197

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2018	36,829,857	$4	$197,595	$—	$(110,766)	$86,833
Issuance of common stock upon exercise of stock options	80,000	—	83	—	—	83
Stock-based compensation expense	—	—	1,157	—	—	1,157
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(7,984)	(7,984)
Balances at March 31, 2019	36,909,857	4	198,835	6	(118,750)	80,095
Issuance of common stock upon exercise of stock options	21,284	—	59	—	—	59
Stock-based compensation expense	—	—	1,244	—	—	1,244
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(11,385)	(11,385)
Balances at June 30, 2019	36,931,141	4	200,138	12	(130,135)	70,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(50,391)	$(19,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	216	260
Stock-based compensation	12,972	2,401
Amortization (accretion) of premium (discount) on marketable securities	(231)	(118)
Amortization of operating lease right-of-use asset	199	182
Amortization of issuance costs	22	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	933	(152)
Other assets	(2,305)	(4,059)
Accounts payable	4,338	1,342
Accrued and other current liabilities	2,620	(459)
Operating lease liability	(210)	(185)
Net cash used in operating activities	(31,837)	(20,157)
Cash flows from investing activities
Purchase of property and equipment	(249)	(126)
Purchase of marketable securities	(86,317)	(35,066)
Maturities of marketable securities	76,150	12,000
Net cash used in investing activities	(10,416)	(23,192)
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	879	114
Payments for restricted stock units, net of taxes withheld	(206)	—
Proceeds from sale of future royalties, net of issuance costs	99,643	—
Principal payments of capital lease	(5)	(34)
Principal payments of tenant improvement allowance payable	(19)	(18)
Net cash provided by financing activities	100,292	62
Net increase (decrease) in cash, cash equivalents and restricted cash	58,039	(43,287)
Cash, cash equivalents and restricted cash, at beginning of period	211,937	88,394
Cash, cash equivalents and restricted cash, at end of period	$269,976	$45,107
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$269,836	$44,967
Restricted cash	140	140
Cash, cash equivalents and restricted cash in consolidated balance sheets	$269,976	$45,107

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$2,163
Purchase of property and equipment under accounts payable	$77	$137

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

1. The Company

Kodiak Sciences Inc. (the “Company”) is a biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases in the United States and additional international markets. The Company devotes substantially all of its resources to the research and development of its product candidates including activities to conduct clinical studies of its product candidates, manufacture product candidates and provide general and administrative support for these operations.

Liquidity

As of June 30, 2020, the Company had cash, cash equivalents and marketable securities of $417.1 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash, cash equivalents and marketable securities will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Form 10-Q.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and expenses during the reporting period. The impact of the ongoing COVID-19 pandemic continues to evolve. As a result, certain estimates and assumptions required increased judgment and carried a higher degree of variability and volatility, including but not limited to, the fair value of marketable securities, performance-based equity awards, and research and development accruals for the three and six months ended June 30, 2020. As events continue to unfold and additional information becomes available, these estimates may change materially in future periods. Actual results could differ from those estimates.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Risks and Uncertainties

In March 2020, the World Health Organization declared a pandemic due to the global COVID-19 outbreak. The significant uncertainties caused by the ongoing COVID-19 pandemic may negatively impact the Company’s operations, liquidity, and capital resources, and will depend on certain evolving developments, including the duration and spread of the outbreak, regulatory and private sector responses and the impact on employees and vendors including supply chain and clinical partners, all of which are uncertain and cannot be predicted. During this pandemic, the Company continues to work closely with clinical sites towards maximal patient safety and the lowest number of missed visits and study discontinuations. The Company has taken and continues to take proactive measures to maintain the integrity of its ongoing clinical studies. Despite these efforts, the ongoing COVID-19 pandemic could significantly impact clinical trial enrollment and completion of its clinical studies. The Company will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, the Company’s product candidates, and begin to commercialize any approved products.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below with respect to the Company’s liability related to sale of future royalties and as noted within the “Recent Accounting Pronouncements – Recently Adopted Accounting Pronouncements” section.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued research and development	$8,353	$4,894
Accrued salaries and benefits	2,165	3,108
Accrued legal fees	246	302
Accrued professional fees	175	195
Accrued other liabilities	334	159
Total accrued and other current liabilities	$11,273	$8,658

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$227,060	$—	$—	$227,060
Marketable securities:
U.S. treasury securities	—	60,410	—	60,410
Commercial paper	—	43,877	—	43,877
Corporate notes	—	43,011	—	43,011
Total	$227,060	$147,298	$—	$374,358

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$155,276	$—	$—	$155,276
Repurchase agreements	50,000	—	—	50,000
Commercial paper	—	5,987	—	5,987
Marketable securities:
U.S. treasury securities	—	50,185	—	50,185
Commercial paper	—	34,533	—	34,533
Corporate notes	—	51,662	—	51,662
Total	$205,276	$142,367	$—	$347,643

5. Marketable Securities

The marketable securities are classified as available-for-sale and consist of U.S. treasury securities, commercial paper and corporate notes. The fair value measurement data for marketable securities is obtained from independent pricing services. The Company validates the prices provided by the third-party pricing services by understanding the valuation methods and data sources used and analyzing the pricing data in certain instances.

The following table summarizes the marketable securities held at June 30, 2020 and December 31, 2019 (in thousands):

As of June 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$60,120	$290	$—	$60,410
Commercial paper	43,877	—	—	43,877
Corporate notes	42,707	304	—	43,011
Total marketable securities, current	$146,704	$594	$—	$147,298

As of December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$50,190	$—	$(5)	$50,185
Commercial paper	34,532	1	—	34,533
Corporate notes	39,956	13	(3)	39,966
Total marketable securities, current	$124,678	$14	$(8)	$124,684

Corporate notes	$11,692	$4	$—	$11,696
Total marketable securities, noncurrent	$11,692	$4	$—	$11,696

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

All marketable securities held at June 30, 2020 and December 31, 2019 had contractual maturities of less than 18 months. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three and six months ended June 30, 2020 and 2019, respectively, and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss. As of June 30, 2020 and December 31, 2019, the Company had no allowance for credit losses for available-for-sale debt securities. There were no impairment charges or recoveries recorded during each of the three and six months ended June 30, 2020 and 2019.

6. Commitments and Contingencies

Leases

As of June 30, 2020, the Company has a lease agreement for office and laboratory space at 2631 Hanover Street in Palo Alto, California through October 2023.

In April 2020, the Company entered into a lease agreement for office and laboratory space at Rottenstrasse 5 in Visp, Switzerland. The space is approximately 1,000 square meters. The monthly rent during the initial 5-year term will be approximately 0.03 million Swiss Francs.

In June 2020, the Company entered into lease agreements for two buildings at 1200 and 1250 Page Mill Road in Palo Alto, California, which are expected to serve as its corporate headquarters. The facilities are approximately 82,662 square feet and 72,812 square feet, respectively, and includes office and laboratory space. For 1200 Page Mill Road, the monthly rent during the initial 6.5-year term will be approximately $0.6 million, with annual year-over-year increases of 3% and total rent abatement of approximately $7.2 million. For 1250 Page Mill Road, the monthly rent during the initial 13-year term will be approximately $0.5 million, with annual year-over-year increases of 3% and total rent abatement of approximately $6.3 million.

As of June 30, 2020, the Company did not have control of these spaces at Rottenstrasse 5 and 1200 and 1250 Page Mill Road and therefore, did not record right-of-use assets and corresponding lease liabilities. These commitments are not included in the below table.

The maturities of the operating lease liabilities as of June 30, 2020 were as follows (in thousands):

Year ending December 31,	As of June 30, 2020
2020	$244
2021	$598
2022	$616
2023	$526
Total undiscounted lease payments	$1,984
Less: imputed interest	$(259)
Total operating lease liabilities	$1,725

Other Commitments and Contingencies

The Company has entered into service agreements with a variety of service providers, pursuant to which such service providers agreed to perform activities in connection with the manufacturing of certain materials. Such agreements, and related amendments, state that planned activities that are included in the signed work orders are, in some cases, binding and, hence, obligate the Company to pay the full price of the work order upon satisfactory delivery of products and services or obligate the Company to the binding amount regardless of whether such planned activities are in fact performed. Per the terms of the agreements, the Company has the option to cancel signed orders at any time upon written notice, which may or may not be subject to payment of a cancellation fee. The level of cancellation fees may be dependent on the timing of the written notice in relation to the commencement date of the work, with the maximum cancellation amount dependent on the agreement or the work order. As of June 30, 2020 and December 31, 2019, the total amount of cancelable and/or non-cancelable purchase obligations, including accrued amounts, under these agreements were $38.6 million and $4.7 million, respectively. Expense recognized under these agreements during the period, including amounts paid and accrued, for the three and six months ended June 30, 2020 were $3.5 million and $7.6 million, respectively, and for the three and six months ended June 30, 2019 were $2.4 million and $3.4 million, respectively. As of June 30, 2020, the Company had not incurred any cancellation fees. The Company has also entered into various cancellable license agreements for certain technology. The Company may be obligated to make payments on future sales of specified products associated with such license agreements. Such payments are dependent on future product sales and are not estimable.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company recorded the initial $100.0 million payment as a liability on the consolidated balance sheet net of issuance costs, in accordance with ASC 730, Research and Development. Under ASC 730, the significant related party relationship between the Company and BBA creates an implicit obligation to repay the funding amount paid to the Company. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time.

8. Stock-Based Compensation

In January 2020 and 2019, the number of shares of common stock available for issuance under the 2018 Equity Incentive Plan was increased by approximately by 1.8 million and 1.5 million shares, respectively, as a result of the automatic increase provision in the 2018 Plan.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock Options

Stock option activity under the 2018 Plan and 2015 Equity Incentive Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	6,671,542	$25.22	8.73	$362,081
Granted	948,560	$53.78
Exercised	(242,670)	$3.65
Forfeited or canceled	(73,144)	$20.48
Outstanding at June 30, 2020	7,304,288	$23.01	8.51	$246,301

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan and 2015 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	160,747	$60.81
Granted	179,345	$49.52
Vested	(12,789)	$8.62
Shares withheld related to net share settlement of RSUs	(4,058)	$9.90
Canceled	(4,250)	$73.51
Unvested at June 30, 2020	318,995	$57.03

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

None of these performance-based equity awards vested during 2019. The Company believes that the achievement of the requisite performance condition continues to be probable. Stock-based compensation expense recognized was $1.8 million and $3.6 million during the three and six months ended June 30, 2020, respectively, and none during the three and six months ended June 30, 2019, respectively.

Stock-Based Compensation Expense

Stock-based compensation for options and restricted shares is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$3,776	$703	$7,224	$1,409
General and administrative	3,114	541	5,748	992
Total stock-based compensation	$6,890	$1,244	$12,972	$2,401

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2020, the unrecognized stock-based compensation of unvested stock options, restricted stock units, and performance-based options and restricted stock units was $103.0 million and it is expected to be recognized over a weighted-average period of 3.48 years.

9. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of June 30,
	2020	2019
Outstanding stock options	7,304,288	5,468,167
Unvested restricted shares	318,995	16,320
Total	7,623,283	5,484,487

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

Throughout 2019 and into 2020, we have generated clinical data with our most advanced product candidate, KSI-301, a biologic therapy built with our antibody biopolymer conjugate platform, or ABC Platform, which is designed to maintain potent and effective drug levels in ocular tissues for longer periods than the currently-marketed biologic medicines used to treat retinal diseases. To date, KSI-301 has been administered approximately 1,100 times to approximately 325 patients. We believe that KSI-301, if approved, has the potential to be an important therapy to treat patients with wet age-related macular degeneration, or wet AMD, diabetic retinopathy, or DR, including diabetic macular edema, or DME, and macular edema due to retinal vein occlusion, or RVO.

In our ongoing Phase 1b clinical study, in which enrollment is complete, we have administered multiple doses of KSI-301 to treatment-naïve patients with wet AMD, DME or RVO, and we continue to observe promising safety, efficacy, and clinical durability data emerging in each of the retinal diseases under study. We believe the data support an acceleration of efforts to bring KSI-301 to the market in these retinal diseases and that the data lend confidence to the design of our current and planned pivotal (registrational) studies of KSI-301. We believe these clinical studies, if successful, may demonstrate a meaningfully differentiated clinical profile of KSI-301 as compared to current therapies, and we also believe that this profile would allow KSI-301 to compete effectively in the evolving commercial and product landscape. The potential clinical (and thus commercial/competitive) advantages of a long-acting retinal therapeutic such as KSI-301 go well beyond fewer and less frequent injections over time and also include the potential for patients to better retain their vision over the long term due to fewer missed treatments or drug holidays resulting from more manageable treatment schedules. Moreover, a longer-acting medicine allows patients with vision-threatening diseases to remain on effective treatment even in context of treatment disruptions in the ordinary course (such as missed visits due to travel or concurrent illnesses), as well as extraordinary disruptions of regular treatment such as that exemplified by the COVID-19 pandemic, where more frequent clinic visits may not be possible or allowed in certain regions or countries.

Based on the encouraging data that continue to be observed in our Phase 1b study, we are planning to expand the KSI-301 clinical pivotal program in the second half of 2020, and we have entered into the manufacturing-related commitments necessary for KSI-301’s commercial scale-up and BLA submission. We believe the intersection of these clinical and manufacturing activities remain on track per our “2022 Vision” to submit a single BLA for wet AMD, DME and RVO in calendar year 2022.

In 2019, we completed an End of Phase 2 meeting with the FDA where we agreed on the order and number of clinical studies required to support the licensure of KSI-301 in wet AMD, DME, RVO and non-proliferative DR (NPDR without DME). We confirmed that two studies conducted in a single indication are expected by FDA in order to demonstrate the initial safety and efficacy of KSI-301 and that one study each in the additional disease indications, if successful, can be used to support approval in the additional indications. We currently plan to begin patient recruitment in our pivotal studies in DME, RVO and potentially DR (without DME) in 2020, and the pivotal study for wet AMD began recruiting in the third quarter of 2019.

Following our communications with FDA at the time of our End of Phase 2 meetings as well as subsequent communications, we have further upgraded our pivotal study program and now intend to conduct two Phase 3 studies (GLEAM and GLIMMER) in DME to provide the mutually-confirmatory studies required by FDA for initial demonstration of safety and efficacy, one Phase 2/3 study in wet AMD (our ongoing DAZZLE study), one Phase 3 study in RVO (BEACON), and one Phase 3 study in NPDR without DME (GLOW). By conducting our paired studies in DME, we are able to generate additional data on the safety, efficacy and durability of KSI-301 in this area of high unmet need and commercial opportunity, while also narrowing the number of sites and countries required for successful enrollment of the entire pivotal program. We expect a majority of research sites to be located in the US with contributions from EU countries and China. Given that we are seeing strong new patient enrollment and low missed visit rates in our DAZZLE wet AMD pivotal study in the US despite the ongoing COVID-19 pandemic, we believe refocusing the KSI-301 program has helped minimize uncertainty with respect to clinical trial conduct during and through the COVID-19 pandemic and towards our “2022 Vision.” Additional specific reasons for running paired DME pivotals (and one RVO pivotal) include: fewer countries and sites needed for two DME studies versus two RVO studies (avoiding the cost and logistical burdens of opening and supporting clinical trial sites that would only participate in RVO studies); better oversight of operational execution (essentially all sites can concurrently enroll treatment naïve patients in wet AMD, DME and RVO); higher unmet need in DME versus RVO; marginal, if any, increase in overall trial execution costs; and the potential for similar timelines for two DME versus two RVO pivotals. On top of these operational considerations, we remain pleased with the DME clinical data we are seeing in the Phase 1b study and want to align greater clinical data generation in DME given the larger number of diabetic patients and higher unmet need and market opportunity as compared to that of RVO.

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

Recent Developments

We have implemented various enhancements into our ongoing study execution to help ensure the safety of patients, physicians, study site staff and Kodiak operations team members during the ongoing COVID-19 pandemic, including the use of remote study monitoring. To date, we have observed minimal disruption resulting from the evolving effects of the COVID-19 pandemic in our ongoing clinical trials. In DAZZLE, patient missed visit rates remain low (less than 5%), and clinical trial sites continue to enroll new patients. This is a testament to the serious diseases we are attempting to treat and is a vote of confidence from the patients, physicians and study sites partnering with us to advance KSI-301. With $417.1 million in cash, cash equivalents and marketable securities as of June 30, 2020, and thoughtful management of our spending, we remain on a strong financial footing.

We delayed initiation of the next set of KSI-301 pivotal studies by one quarter from June to September 2020 in order to assess how best to minimize the impact of COVID-19 on clinical trial conduct. We have taken advantage of this time to further optimize the pivotal study plan for KSI-301. We now intend to conduct two Phase 3 studies in DME (GLEAM and GLIMMER), one Phase 2/3 study in wet AMD (our ongoing DAZZLE study), one Phase 3 study in RVO (BEACON), and one Phase 3 study in non-proliferative DR (GLOW). Importantly, the data emerging in our Phase 1b study remain consistent and provide support for and confidence in our pivotal study designs.

COVID-19

In March 2020, the World Health Organization declared a pandemic related to the global COVID-19 outbreak. Governments have taken preventative and protective actions, including but not limited to, restrictions on non-essential travel, business operations, and gatherings of individuals. The State of California, where our headquarters is located in the San Francisco Bay Area, declared a state of emergency and shelter-in-place order in March 2020 which remains in effect at this time. Although certain restrictions have eased, and phased re-openings are underway, it is not certain when such restrictions will be fully lifted, and recent resurgences in number and rates of infections, reactions to increased testing and/or further spreading of the virus may result in the return or implementation of more restrictive measures. Global financial markets have also experienced extreme volatility and as a result, economic uncertainties have arisen which could impact the Company’s operations and its financial position. The extent of the impact of the ongoing COVID-19 pandemic will depend on certain evolving developments, including the duration and spread of the outbreak, regulatory and private sector responses, and the impact on our employees, vendors including supply chain and clinical partners, all of which are uncertain and cannot be predicted.

We continue to monitor government responses and may elect to temporarily close our office and/or laboratory space to protect our employees. We continue to assess the potential for supply chain disruptions as the pandemic may impact personnel at third party manufacturing facilities in China, Switzerland and other countries, as well as its impact on the availability and/or cost of materials. We continue to monitor financial markets and the impact on our operations and capital resources.

We and our key clinical and manufacturing partners have been able to continue to advance our operations. Because the diseases under study in the KSI-301 development program are serious, vision-threatening conditions for which patients are still seeking and receiving treatment from retina specialists during the pandemic, we have been able to continue advancing the clinical programs for KSI-301 during the pandemic towards achieving our “2022 Vision.”

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

•

We are working closely with our clinical trial sites to monitor and attempt to minimize the potential impacts of the evolving COVID-19 pandemic on patient enrollment, continued participation of patients already enrolled in our clinical studies, protocol compliance, data quality, and overall study integrity. Some specific actions we have taken in the United States include the use of remote study monitoring, temporarily increasing study site budget overhead rates, providing additional transportation service options for patients to attend study site visits and focusing on new patient enrollment only at study sites with appropriate backup resource plans in place and where the local COVID-19 situation allows. Since the month of March 2020, the rate of missed study visits has remained <5%. As of now, we have not experienced significant delays to our ongoing or planned clinical trials; however, this could change rapidly depending on the dynamics of the pandemic.

•

In June 2020, we restarted patient recruitment activities at certain sites in EU countries. DAZZLE study sites in the EU were activated in the first quarter of 2020, but we deferred study patient enrollment until June due to the pandemic.

•

To minimize the potential for disruption of our planned pivotal studies of KSI-301, we have refined our study designs, including sample size and country selection. We currently plan to start enrollment of our pivotal DME (GLEAM and GLIMMER) and RVO (BEACON) studies in the third quarter of 2020, and the pivotal study in non-proliferative DR (GLOW) in the fourth quarter of 2020, dependent on the continued evolution of the COVID-19 pandemic. With these planned pivotal study starts, we believe we are still on track to achieve our “2022 Vision” objective of filing a single BLA in 2022 for KSI-301 in wet AMD, DME and RVO.

•	Our supply chain and manufacturing activities remain intact, and we do not currently anticipate disruptions to our supply of KSI-301 due to COVID-19.

We will continue to monitor the COVID-19 situation closely. The ultimate impact of the ongoing COVID-19 pandemic on our business operations remains highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. See also the section titled “Risk Factors” for additional information on risks and uncertainties related to the evolving COVID-19 pandemic.

Our bispecific conjugate KSI-501 inhibits both interleukin 6, or IL-6, and Vascular Endothelial Growth Factor, or VEGF. Tissue based IL-6 mediated inflammatory response syndromes have been associated with severe COVID-19 disease. As such, IL-6 blockade is being explored as a novel therapeutic strategy in patients with COVID-19 disease. Similarly, tissue specific edema such as pulmonary edema is implicated in severe and critical COVID-19 disease. VEGF in the alveolar space is a potent inducer of vascular permeability and resultant pulmonary edema which plays a pathological role in lung dysfunction. Emerging data show VEGF levels are elevated in COVID-19 patients, and a Chinese clinical study is currently assessing the efficacy of anti-VEGF therapy in COVID-19. OG2072, the bispecific fusion protein used to build our ophthalmology product candidate KSI-501, binds with high affinity to both of its targets simultaneously (IL-6 and VEGF). Intriguingly, we have seen synergistic inhibition in vitro and we are interested in the possible unique benefit this synergistic inhibition may have in lung and other organs that can be severely damaged by SARS-CoV2 and the associated immunologic and tissue responses. Further, unlike currently marketed anti-VEGF and anti-IL-6R antibodies, OG2072’s Fc region is immunologically inert and does not activate immune effector functions. OG2072 may thus be beneficial in preventing further immune-mediated tissue damage in the lung, kidney, heart and other organs affected in critical illness due to COVID-19. To this end, we are advancing by six or more months the GMP manufacturing for OG2072, which could both enable a potential assessment of systemically administered OG2072 in patients with worsening COVID-19 disease (for example, as part of ongoing basket studies of potential COVID-19 therapeutics). Ancillary benefits of this acceleration include the use of GMP material for KSI-501 toxicology program and a more predictable IND submission and First in Human timeline for KSI-501 in patients with retinal vascular diseases featuring an inflammatory component.

Business Highlights

Recent highlights of our activities included:

•

Optimized Pivotal Study Program: We have finalized the design of our pivotal study program. We intend to conduct two Phase 3 studies in DME (GLEAM and GLIMMER) to provide the mutually-confirmatory studies required by FDA for initial demonstration of safety and efficacy, one study in wet AMD (our ongoing DAZZLE study), one study in RVO (BEACON), and one study in NPDR without DME (GLOW). Each study protocol design has been optimized based on Phase 1b data and experience and will include the same patient populations, tighter dosing interval ranging, tighter disease control, decreased subjectivity and high statistical power for non-inferiority.

•

DAZZLE Study Progress: Recruitment into our DAZZLE pivotal study in wet AMD was robust – a potential reflection of the enthusiasm for KSI-301 on the part of clinical investigators and patients. As of July 30, 2020, over 375 patients have been enrolled in DAZZLE. Existing patients continue to participate with few missed visits to date, and new patients continue to be enrolled in DAZZLE. EU patient enrollment commenced in June 2020. The Independent Data Monitoring Committee responsible for safeguarding the interests of DAZZLE study participants, assessing safety during the trial, and monitoring overall study conduct met in early May 2020 and recommended that DAZZLE should continue without modification.

•

Phase 1b Data Presentation: Updated safety and efficacy results from our ongoing Phase 1b trial of KSI-301 in patients with treatment naïve wet AMD, DME, or RVO were presented at the American Society of Retina Specialists, or ASRS, 2020 Virtual Annual Meeting in July 2020. We believe the data continue to support the highly differentiated “anti-VEGF Generation 2.0” profile of KSI-301. We intend to continue presenting data updates from Phase 1b.

•

Charles Bancroft Appointed to Board of Directors: Charles Bancroft, formerly Chief Financial Officer of Bristol Myers Squibb (BMS), joined Kodiak’s Board of Directors as chair of our audit committee and member of our nominating and governance committee in April 2020. Mr. Bancroft recently retired from a successful career at BMS where he held a number of leadership roles in commercial, strategy and finance. Mr. Bancroft brings financial and management experience that will be vital to Kodiak as the company continues to scale and build its manufacturing and commercial capabilities.

•

Commercial Manufacturing Progress: We negotiated a long-term agreement with Lonza for the manufacture of KSI-301. This agreement will provide Kodiak with a custom-built bioconjugation facility with a capacity to supply millions of doses per year. With construction targeted for completion in 2021, the Lonza-Kodiak Ibex facility will provide Kodiak with the facility needed for commercial-scale manufacturing of KSI-301. The timing of this expanded partnership is designed to support Kodiak’s BLA submission timeline in 2022, and the scale is designed to support KSI-301’s potential to achieve significant market share as a new first-line agent designed to improve outcomes for patients with common and serious retinal vascular diseases.

•

Completed Lease Agreement for Kodiak’s New Corporate Headquarters: We have leased approximately 82,662 square feet located at 1200 Page Mill Road, Palo Alto, California and approximately 72,812 square feet located at 1250 Page Mill Road, Palo Alto, California. These newly leased buildings will serve as Kodiak’s corporate headquarters for office and laboratory space. We also leased approximately 10,750 square feet at Rottenstrasse 5 in Visp, Switzerland, for manufacturing support and supervision.

Our current cash, cash equivalents and marketable securities provide the resources for us to advance the KSI-301 program towards achieving our “2022 Vision,” and also to advance our pipeline of drug candidates including KSI-501 and our triplet inhibitor drug candidates, and for working capital and general corporate purposes.

Where Kodiak is Today

KSI-301 is Well Characterized: KSI-301 has been assessed in more than 325 patients with over 150+ patient-years of exposure. With a majority of patients in the Phase 1b clinical study achieving six months or longer between doses in wet AMD and DME and four months or longer between doses in RVO, KSI-301’s clinical durability continues to be supported with maturing data and continues to surpass the high expectations we had for KSI-301 when we first initiated clinical studies. With over 540 injections administered in the Phase 1/1b program and approximately 1,100 injections administered across the ongoing KSI-301 development program in total, we remain very pleased with the current clinical profile of KSI-301. Notably, KSI-301 continues to demonstrate a safety profile that is tracking with standard of care anti-VEGF agents. When and if we submit our planned single BLA in wet AMD, DME and RVO, we expect to have safety, efficacy and durability data on KSI-301 treatment in over 1,000 patients in concurrent pivotal studies.

High Margin of Confidence Designed into Pivotal Clinical Trials: The exploratory Phase 1b study was designed to push KSI-301 in terms of dosing intervals and provide us with a broad view of our product’s clinical profile. The data we are seeing in the Phase 1b study provide confidence that we can demonstrate a strong clinical profile in registrational studies. We have applied the learnings from the exploratory Phase 1b study to further optimize each of our pivotal study protocols to build in a high margin of confidence and predictability.

Investing with Conviction Commensurate with the Opportunity: There remains a great unmet need among patients receiving anti-VEGF therapies today. Despite the promise of today’s medicines as demonstrated in their registrational clinical trials, visual gains are not maintained. In the real world, patients cannot be treated frequently enough and are over-extended between doses. Under treatment leads to disease progression and permanent retinal damage, and high-intensity treatment regimens lead to patient and caregiver treatment fatigue and/or abandoning of treatment. A new, better, longer-lasting medicine is required to shift the curve, to reset what has been appropriately called an “epidemic of preventable blindness”.

We believe KSI-301 stands the best chance among treatments currently in development to directly address this great need. We have made significant progress with enrollment in our pivotal study in wet AMD (DAZZLE), and we expect to reach our desired enrollment cap in the US in the third quarter of 2020. We are also on track to initiate pivotal studies in DME (GLEAM and GLIMMER) and RVO (BEACON) in the third quarter of 2020. We are moving forward with the preparations for a study in non-proliferative diabetic retinopathy (GLOW) but are currently assessing the timing of study initiation in light of the impact of COVID-19 on this less acute yet high unmet need indication.

Kodiak remains focused on thoughtful execution of our KSI-301 pivotal program, the requisite manufacturing efforts, the regulatory strategy and the pre-commercial readiness. We continue to build our team, and we are thankful for the positive interest in KSI-301 and our ABC Platform by the retina community. As to manufacturing, in line with our “2022 Vision” which sees us submitting our initial BLA in 2022 and potentially commercializing KSI-301 in 2023, it is our intent to be able to supply millions of doses in Year 1 from our Lonza-Kodiak Ibex Dedicate facility designed from inception with Flex Up capabilities and capacity for double digit millions of doses per year to supply a growing market demand.

Poised Commercial Opportunity: We are optimistic for the future care of patients with retinal vascular diseases. The competitive landscape of intravitreally-injected anti-VEGF biologic therapies and therapeutic candidates is clearing, due to the incremental durability of competing molecules, and/or safety challenges that, even if only recently appreciated, have been observed from early in the development of these potential competitors. Adjacent surgical and gene therapy solutions may also face challenges with long-term safety, limited accessibility and the complex economics of surgical implantation.

KSI-301, with its powerful combination of design attributes, has the potential to be a Generation 2.0 anti-VEGF – a first-line anti-VEGF “product for everyone” that may achieve a significant market share.

As a company, we remain independent. This independence provides us with the flexibility to adapt both R&D and commercial decision-making within the ever-changing domestic and global landscapes. We remain well capitalized and supported by a high-quality group of long-term investors who understand what is needed to build, invest, and execute commensurate with the opportunity.

Kodiak’s 2022 Vision and KSI-301 Accelerated Development Strategy

We believe we remain on track to achieve our “2022 Vision” of a BLA submission and initial FDA approval for KSI-301 in wet AMD, DME, RVO and (potentially) DR in 2022 with a total of five pivotal trials— two in DME (GLEAM and GLIMMER), one in wet AMD (DAZZLE), one in RVO (BEACON) and one in DR without DME (GLOW). We intend to initiate at least three additional pivotal trials in 2020 – two matched studies in DME to provide the mutually-confirmatory studies required by FDA for initial demonstration of safety and efficacy, and one in patients with RVO. In addition, we may potentially initiate a pivotal study in DR in the fourth quarter of 2020. These studies, together with our ongoing pivotal study in wet AMD, will be the basis of our intended BLA and supplemental BLA, or sBLA, submissions. We currently expect to submit the wet AMD, DME, and RVO indications in a single initial BLA for KSI-301 and the DR indication in a supplemental BLA in the United States.

We continue to invest in our science and our pipeline, including our bispecific ABC product candidate KSI-501 for retinal vascular diseases with a strong inflammatory component and our new triplet ABC product candidate KSI-601 for the high prevalence multifactorial retinal disease dry AMD.

Our “2022 Vision” includes the following potential catalysts and milestones in 2020, 2021, 2022 and 2023, along with the important milestones achieved in 2019 that support the accelerated development program:

Our “2022 Vision” is built on the following accelerated development strategy, which follows from our FDA End of Phase 2 meeting and recent additional discussions. This table incorporates our most recent view of the KSI-301 clinical program and its execution, as described above, and we believe the successful prosecution of this program is achievable based on our currently available information and the evolving effects of the COVID-19 pandemic:

Ongoing Phase 1b Data Continue to Validate KSI-301’s Differentiated Profile

We have continued to make progress with our studies of KSI-301, and the maturing durability data we have observed to date in the Phase 1b study continue to surpass our expectations. We now have over 100 patient-years of clinical experience with KSI-301 in the Phase 1b study.

The overall study duration was originally nine and then 18 months, and we have now extended the treatment and follow-up period to 36 months total, to continue generating long-term outcomes data in advance of the pivotal studies. Outcomes include vision, measured as change in best corrected visual acuity or BCVA using the standard ETDRS testing protocol, and retinal anatomy, which is measured as change in retinal central subfield thickness, or CST, using optical coherence tomography imaging, or OCT. We also obtain other images such as fluorescein angiography, color fundus photos, and OCT angiography.

The figures below present additional the most recent data on durability and efficacy outcomes from the ongoing Phase 1b study presented at the ASRS 2020 Virtual Annual Meeting, held in July 2020. Across all three diseases under study, improvements in vision and retinal anatomy were observed through 44 weeks of patient follow-up, with stability in OCT and BCVA over time in the monthly follow-up intervals following the three mandatory loading doses. Vision is measured as change in BCVA, on a standardized eye chart, and retinal anatomy is measured as change in retinal CST using OCT imaging.

Wet AMD

The data below are from the 31 wet AMD patients who reached the week 44 visit prior to the ASRS meeting data cutoff date of June 9, 2020. Improvements in BCVA and OCT from the initial treatments are noted, as expected for an anti-VEGF. From baseline to week 12, patients gained an average of 6.7 letters off their good starting base of approximately 65 letters and an improvement in OCT CST of 93 microns. In the period between week 12 and week 44, the treatment effect is maintained both in terms of BCVA and OCT with just an average of 1.32 injections per patient, and notably 44% of those treatments were the mandatory every 6-month doses. 58% of the 31 patients here received their first retreatment at week 32, six months after the last loading dose. Supporting the extended durability, we see only a very slow fluctuation in the OCT over time, which compares favorably to the OCT fluctuations observed with existing anti-VEGFs given on shorter dosing intervals. The stability in BCVA over this interval is also consistent with the prolonged duration of KSI-301.

In the Phase 1b study, the average retinal thickness or OCT CST data as reported by our clinical investigators includes the height of pigment epithelial detachments or PEDs. PEDs are an anatomic feature in some patients with wet AMD; treatment success in subjects with PEDs does not necessarily imply complete flattening of the PED, but rather eliminating the intraretinal and subretinal fluid, particularly when the PED is very high prior to anti-VEGF treatment. Additionally, comparison across studies of OCT mean CST values is difficult because it is often not clear or not disclosed in presentations and publications whether the data include or exclude the height of the PED, and whether or how the data are corrected for different OCT machine, among other reasons.

When comparing subjects with and without very high PED at baseline, which we defined as 500 microns or more total CST, the BCVA and OCT CST curves are similar in shape to those of the full cohort. Excluding the high PED patients, the OCT CST values are lower at baseline and over time, and the standard error of the mean (SEM) error bars are narrower. Those four patients with high PEDs thus pull the overall average CST value up. Excluding those four patients, the average retinal center subfield thickness is around 300 microns after initiation of treatment with KSI-301.

Overall, 92% of our wet AMD patients have achieved a time to first retreatment of three months or longer. Of these patients, 82% went four months or longer, and most patients have not received their first retreatment until five to six months after the last loading dose. 49% reached the six-month cap without retreatment after the initial loading doses. Remarkably, 68%, of these wet AMD patients have achieved a six-month treatment interval at least once during follow-up. As this is an anti-VEGF treatment naïve population, there is no pre-selection for VEGF responders or patients who might require less frequent dosing.

It is reassuring to see that as the data set matures, the vision, OCT and durability outcomes have remained consistent. For example, when comparing the outcomes presented at the Angiogenesis meeting earlier in 2020 versus the data presented in July 2020 at the ASRS virtual meeting, the durability proportions remain stable, as do the visual acuity and OCT outcomes.

Diabetic Macular Edema (DME)

We measure KSI-301 efficacy data in treatment naïve DME as change from baseline in BCVA and OCT CST. Below are data from the 18 DME patients who reached the week 44 visit prior to the data cutoff date. These patients had good starting vision, approximately 70 letters. They experienced a visual acuity increase after 3 loading doses and maintained a gain of 6.6 letters with a mean of just 0.61 retreatments. Notably, two thirds of patients never required retreatment during this nine-month follow-up period. Consistent with the extended durability effect of KSI-301, we see again only slight fluctuations in the OCT over time, which compares favorably to the OCT fluctuations observed with existing anti-VEGF agents that are given on shorter dosing intervals.

The swim lane plot for DME durability is shown below. So far, 97% of DME patients have gone three months or longer before their first retreatment; only one patient of 33 required their first retreatment at two months after the loading doses. Of these patients, 76% have gone four months or longer, and 70% five months or longer before their first treatment. Further, 67% have gone six-months or longer – as there is no cap to the treatment interval in the DME cohort. Almost half of the patients, or 45%, have not required retreatment to date, denoted by the purple bars. Some of these patients have gone for a year without needing any additional treatment. The data set has also remained consistent over time, comparing the follow-up data available at the Angiogenesis meeting earlier in 2020 to the data presented at ASRS.

Retinal Vein Occlusion (RVO)

KSI-301 efficacy in treatment naïve RVO is also measured as change from baseline in BCVA and OCT CST. The 33 RVO patients that completed their week 44 visit began with a lower visual acuity baseline of approximately 55 letters, typical of this disease. After three loading doses, their visual acuity substantially improved, with a 22.4 letter improvement at week 44, which is over four lines of vision gained on the standardized eye chart. The vision gain was maintained with an average of just 1.33 injections, with only a third of patients requiring more than one retreatment in this period. A sustained OCT response with a decrease of 370 microns was also noted.

In this swim lane plot of the durability of individual patients with RVO, the disease with arguably the highest VEGF-load, the bars in pink and orange now denote retreatment intervals of four months or longer and two months or shorter, respectively. 94% of RVO patients, 31 of the 33 patients, have gone two months or longer before their first retreatment. Only 6% of patients had their first retreatment at one month after the loading doses. 66% had their first retreatment three months or later since the loading doses, and 56% achieved a first interval of four months or longer. Remarkably, given that many RVO patients require monthly therapy for the best results with existing medicines, 71% of patients have achieved a four month or longer interval at least once during follow-up.

Looking at the recent efficacy and durability data compared to where they stood earlier this year, we see the consistency in the maturing Phase 1b data, both with longer follow-up and more patients. In particular, the OCT and VA outcomes were stable from week 24, presented at Angiogenesis, to week 44, presented at the recent ASRS meeting.

Safety of KSI-301 Injections

We believe the safety profile of KSI-301 continues to be very encouraging. Now with nearly 550 injections given in the Phase 1a/1b program, and with patients followed for as long as 18 months, we are continuing to track with the expectations set by the safety profile of the current standard of care intravitreal medicines.

None of the serious adverse events, or SAEs, observed have been reported as drug-related, and they are typical of the systemic SAEs expected in these patient populations. There are only two events (previously described) of intraocular inflammation resulting in a rate of 0.37% per injection or 1.5% on a per-patient basis. The events were mild in nature, both trace to 1+ grade cells in the vitreous, on a standardized scale where 0 is none and 4+ is severe. They resolved completely, and there was no vasculitis or retinitis in either patient. Both patients have done very well with substantial improvements in vision from baseline; each of them has gained 30 letters or 6 lines of vision as of their last visits.

KSI-301 Pivotal Study Designs

Our pivotal study designs for wet AMD (our ongoing DAZZLE study), DME (GLEAM and GLIMMER), and RVO (BEACON) have been optimized based on Phase 1b data and experience.

Wet AMD DAZZLE Study

DAZZLE assesses patients with treatment naïve wet AMD and are randomized 1:1 to receive KSI-301 every 12 to 20 weeks or Eylea every 8 weeks, each after 3 monthly loading doses. The determination of treatment interval for the patients assigned to KSI-301 is based on disease activity assessments where both OCT and BCVA are measured and compared against prior data, similar to other recent and ongoing Phase 3 studies in the field. By default, patients are on an every 20 week regimen. If disease activity criteria are met before 20 weeks, that is, 12 or 16 weeks after the last dose, then the treatment interval is correspondingly shortened.

The primary endpoint is at one year and is a non-inferiority comparison to Eylea, with a four letter non-inferiority margin. The one year endpoint is measured as the average of the BCVA change from baseline to weeks 48 and 52. All of the KSI-301 patients are analyzed together as a single group with respect to the primary comparison to Eylea. In the second year of the study, patients whose disease is stable can have their KSI-301 treatment interval extended, and patients originally randomized to Eylea, will be re-randomized 1:1 to either continued Eylea or switched to every eight week KSI-301.

Disease assessment criteria are used to determine whether the treatment interval is 12, 16 or 20 weeks. These criteria are tightened, and subjectivity has been reduced, compared to the retreatment criteria used in the Phase 1b study. The DAZZLE criteria, and the overall approach to dosing regimen determination in DAZZLE, are very similar to other recent Phase 3 programs in wet AMD. The aim is to customize the dose interval per patient, in a way that is feasible in a large, multicenter, double-masked trial.

Diabetic Macular Edema Paired Studies, GLEAM and GLIMMER

We will run two Phase 3 studies in parallel with identical design. In each of the two studies, called GLEAM and GLIMMER, we will randomize 450 treatment-naïve DME patients to either KSI-301 every 8 to 24 weeks after 3 loading doses, or Eylea every 8 weeks after 5 loading doses. Approximately 450 patients will be randomized per study, and the primary endpoint is the change from baseline in BCVA at one year, again the average of the week 48 and 52 visits. The studies are non-inferiority studies with a margin of 4.5 letters.

At each monthly study visit, patients who have been randomized to KSI-301 will undergo a disease activity assessment, using data from both BCVA and OCT measurements. Depending on their disease activity status, the dosing interval can be shortened, lengthened, or maintained at the same interval. This is different than in DAZZLE where the interval can only be maintained or shortened in the first year. In DME, patients may experience disease modification (improvement in the severity of the underlying retinopathy) that curtails the need for therapy over time, an event that has been seen in many DME patients treated with KSI-301 allowing for the treatment interval to be potentially further prolonged after the first retreatment. The minimum KSI-301 treatment interval in GLEAM and GLIMMER is every eight weeks, and the maximum interval is every 24 weeks or six months.

In the second year of both studies, the same approach is maintained. Eylea will stay on its q8 week regimen, and patients on KSI-301 will continue to be on an 8 to 24 week regimen based on disease activity.

To determine the treatment interval for KSI-301 patients, we will again employ disease activity assessments and protocol-specified criteria. All patients randomized to KSI-301 are on the longest interval by default. If patients meet any of these disease activity criteria at earlier timepoints, the retreatment interval is shortened. The criteria for shortening the treatment interval are tighter than they are in Phase 1b, and the subjectivity is reduced. Additional anatomic criteria have also been included.

Retinal Vein Occlusion BEACON Study Design

The Phase 3 study in patients with RVO (BEACON), is a year-long study in which we will randomize 550 patients with treatment-naïve RVO, either branch or central vein type, to either every 8 week KSI-301 after two loading doses, or to monthly Eylea, for the first six months. The primary endpoint is at six months, with a non-inferiority margin of 4.5 letters.

In the second six months, patients in both groups will receive treatment on an individualized regimen, again using typical disease activity assessments. This phase of the study will provide a direct, head-to-head comparison of Eylea and KSI-301 on the same criteria-driven regimen. The minimum interval is monthly and there is no upper limit to the retreatment interval in this six-month period.

Because the first six months of the study are fixed-interval dosing, the disease activity assessment criteria are only used to determine dosing in the second six months of the RVO study. The criteria are similar to our DME studies, and tighter than they are in Phase 1b, with the OCT and BCVA measured against the best previous measurements; subjectivity is also reduced.

Conclusions

Overall, we believe that the continued maturation of the safety, efficacy, and durability data of KSI-301, as shown in the Phase 1b study, support our efforts to bring KSI-301 to the market as a potentially disruptive ‘Generation 2.0’ anti-VEGF in these retinal diseases, and that the data lend confidence to the design of our current and planned pivotal studies of KSI-301. We believe these clinical studies, if successful, may demonstrate a meaningfully differentiated clinical profile of KSI-301 as compared to current therapies, and we also believe that this profile would allow KSI-301 to compete effectively in the evolving commercial and product landscape.

Since inception in June 2009, we have devoted substantially all of our resources to discovering and developing product candidates and manufacturing processes, building our ABC Platform and assembling our core capabilities in drug development for ophthalmic disease. We plan to continue to use third-party clinical research organizations, or CROs, to carry out our preclinical and clinical development. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We are evaluating investments in commercial manufacturing capacity. We do not have any products approved for sale and have not generated any product revenue since inception.

We have funded our operations primarily through equity securities. In October 2018, we completed our initial public offering, or IPO. In December 2019, we completed a follow-on offering. In addition, we entered into a royalty funding agreement and received an initial payment of $100.0 million in February 2020.

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance our product candidates, particularly KSI-301, through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization; broaden and improve our platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Our net loss was $50.4 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $208.5 million.

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

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $417.1 million.

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

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting, legal and accounting services associated with maintaining compliance with requirements of the stock exchange listing and the Securities and Exchange Commission, or SEC, investor relations costs and director and officer insurance premiums.

Interest Income

Interest income consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of accretion income on marketable debt securities net of amortized issuance costs from the liability related to the future sale of royalties to BBA in 2019.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Operating expenses
Research and development	$20,557	$8,838	$11,719	$40,727	$14,561	$26,166
General and administrative	6,222	2,976	3,246	11,775	5,713	6,062
Loss from operations	(26,779)	(11,814)	(14,965)	(52,502)	(20,274)	(32,228)
Interest income	698	331	367	1,906	793	1,113
Interest expense	(6)	(2)	(4)	(13)	(6)	(7)
Other income (expense), net	88	100	(12)	218	118	100
Net loss	$(25,999)	$(11,385)	$(14,614)	$(50,391)	$(19,369)	$(31,022)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
ABC Platform external expenses (1)	$2,447	$949	$1,498	$3,171	$1,471	$1,700
KSI-301 program external expenses (2)	9,888	4,110	5,778	22,173	5,883	16,290
KSI-501 program external expenses (3)	394	430	(36)	469	819	(350)
Payroll and personnel expenses (4)	6,858	2,824	4,034	12,746	5,337	7,409
Other research and development expenses (5)	970	525	445	2,168	1,051	1,117
Total research and development expenses	$20,557	$8,838	$11,719	$40,727	$14,561	$26,166

(1)

ABC Platform external expenses primarily relates to manufacturing of biopolymer intermediate drug substance which can be used with multiple product candidates. These expenses are primarily for services provided by CMOs.

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

ABC Platform external expenses increased $1.5 million and $1.7 million during the three and six months ended June 30, 2020, respectively, as compared to 2019. The increase was primarily driven by manufacturing runs to support our product candidate pipeline.

KSI-301 program external expenses increased $5.8 million and $16.3 million during the three and six months ended June 30, 2020, respectively, as compared to 2019. The increase was primarily due to clinical trial costs to support ongoing trials and planned trials, as well as manufacturing runs for KSI-301. Our pivotal DAZZLE clinical study dosed the first patient in October 2019 and over 375 patients were enrolled as of July 30, 2020.

KSI-501 program external expenses remained relatively constant during the three and six months ended June 30, 2020, as compared to 2019.

Payroll and personnel expenses increased $4.0 million and $7.4 million during the three and six months ended June 30, 2020, respectively, as compared to 2019, due to increased headcount and stock-based compensation expense.

Other research and development expenses increased $0.4 million and $1.1 million during the three and six months ended June 30, 2020, respectively, as compared to 2019, due to increased costs on our early research pipeline.

General and Administrative Expenses

General and administrative expenses increased $3.2 million and $6.1 million during the three and six months ended June 30, 2020, respectively, as compared to 2019. The increase was primarily driven by increased headcount and stock-based compensation expense as well as professional services related to accounting, audit, legal and consulting services and costs.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale of equity securities. In addition, we entered into a royalty funding agreement and received an initial payment of $100.0 million in February 2020. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $417.1 million.

Future Funding Requirements

We have incurred net losses since our inception. For the six months ended June 30, 2020, we had net loss of $50.4 million, and we expect to continue to incur additional losses in future periods. As of June 30, 2020, we had an accumulated deficit of $208.5 million.

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

The significant uncertainties caused by the evolving effects of the COVID-19 pandemic may also negatively impact our operations and capital resources. We and our key clinical and manufacturing partners have been able to continue to advance our operations, and we continue to monitor the impact of COVID-19 on our ability to continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. This pandemic may ultimately have a material adverse effect on our liquidity and operating plans, although we are unable to make any prediction with certainty given the spread and rapidly changing nature of the pandemic and the evolving global actions taken to contain and treat the novel coronavirus.

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. See the section of this report titled “Part II, Item 1A — Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(31,837)	$(20,157)
Investing activities	(10,416)	(23,192)
Financing activities	100,292	62
Net increase (decrease) in cash, cash equivalents and restricted cash	$58,039	$(43,287)

Cash Flows from Operating Activities

The $11.7 million increase in cash used in operating activities for the six months ended June 30, 2020 as compared to 2019 was primarily driven by the increase in net loss during this period due to increased payroll and personnel expenses and manufacturing and clinical trial costs to support overall growth.

Cash Flows from Investing Activities

The $12.8 million decrease in cash used in investing activities for the six months ended June 30, 2020 as compared to 2019 was driven by the investment of funds from maturities of marketable securities into money market funds during 2020.

Cash Flows from Financing Activities

The $100.2 million increase in cash provided by financing activities for the six months ended June 30, 2020 as compared to 2019 was due to the proceeds from sale of future royalties to BBA.

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

During the six months ended June 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2020, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, management concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 global pandemic, remote working arrangements have been implemented for non-essential employees since March 17, 2020. Management has taken measures to ensure that the internal control over financial reporting remains materially unchanged during this period and will continually monitor and assess internal controls to minimize impact on their design and operating effectiveness.

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

We are a biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Except for KSI-301, we have not initiated clinical trials for any of our other product candidates. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and early stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net loss of $50.4 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $208.5 million.

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

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $417.1 million. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may prove inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Our early encouraging preclinical and Phase 1/1b clinical trial results for KSI-301 are not necessarily predictive of the results of our ongoing or future discovery programs or clinical studies including later-stage preclinical studies or in humans during clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported adverse events.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND application or a clinical trial application, or CTA, will result in the FDA, European Medicines Agency, or EMA, the Center for Drug Evaluation under the China National Medical Products Administration, or CDE, or any other regulatory authority as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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
•

delays in reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	delays in identifying, recruiting and training suitable clinical investigators;
•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;
•

imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND or amendment, CTA or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or study sites; developments on trials conducted by competitors for related technology that raises FDA, EMA, CDE or any other regulatory authority concerns about risk to patients of the technology broadly; or if the FDA, EMA, CDE or any other regulatory authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•

delays in identifying, recruiting and enrolling suitable patients to participate in our clinical trials, and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties, or us to adhere to clinical trial requirements;
•

failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices, or cGCPs, requirements, or applicable EMA, CDE or other regulatory guidelines in other countries;

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, CDE or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, CDE or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, CDE or other comparable foreign regulatory authorities.

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

Our most advanced product candidate, KSI-301, is an anti-VEGF biologic that we intend to study in wet AMD, DME/DR and RVO. There are some potential side effects associated with intravitreal anti-VEGF therapies such as intraocular hemorrhage, intraocular pressure elevation, retinal detachment, inflammation, vasculitis, artery occlusion or infection inside the eye and over-inhibition of VEGF, as well as the potential for potential systemic side effects such as heart attack, stroke, wound healing problems, and high blood pressure. Recent trends in the development of anti-VEGF therapies have favored increased molar dosages, as compared to currently marketed treatments. To date these heightened dosages have not exhibited a safety profile significantly worse than that of current treatments, as attributable to molar dose. However, anti-VEGF product candidates featuring higher molar dosages, including KSI-301, may heighten the risk of adverse effects associated with anti-VEGF treatments generally, both in the eye and in the rest of the body. There are risks inherent in the intravitreal injection procedure of drugs like KSI-301 which can cause injury to the eye and other complications including conjunctival hemorrhage, punctate keratitis, eye pain, conjunctival hyperemia, intra-ocular inflammation, and endophthalmitis.

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

•	the size of the study population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to a trial site;
•	the effects of health epidemics, including the ongoing COVID-19 pandemic and the resulting shelter-in-place or similar restrictions;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will not complete such trials, for any reason.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal disease indications for which we have product candidates, including wet AMD and DME/DR. Certain of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD and DME/DR. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to KSI-301. Companies that we are aware are developing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer and Regeneron, AbbVie/Allergan, Mylan, Momenta and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of retinal disease indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA, CDE or other regulatory approval for their products more rapidly than we may obtain approval for ours. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, CDE and foreign regulatory authority approval processes and continuous oversight. We will need to contract with manufacturers who can meet all applicable FDA, EMA, CDE and foreign regulatory authority requirements, including complying with current good manufacturing practices, or cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, CDE or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, CDE or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in pivotal clinical trials and published in peer-reviewed journals;
•	the potential and perceived advantages compared to alternative treatments;
•	the ability to offer our products for sale at competitive prices;
•	the ability to offer appropriate patient access programs, such as co-pay assistance;
•	the extent to which physicians recommend our products to their patients;
•	convenience and ease of dosing and administration compared to alternative treatments;
•	the clinical indications for which the product candidate is approved by FDA, EMA, CDE or other regulatory agencies;

•

product labeling or product insert requirements of the FDA, EMA, CDE or other comparable foreign regulatory authorities, including any limitations, contraindications or warnings contained in a product’s approved labeling;

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the medicine is approved by the FDA, EMA, CDE or other comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

The regulatory approval processes of the FDA, EMA, CDE and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

The time required to obtain approval by the FDA, EMA, CDE and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We have not submitted for or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the FDA, EMA, CDE or comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•

the FDA, EMA, CDE or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use of our products;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•

we may be unable to demonstrate to the FDA, EMA, CDE or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication, when compared to the standard of care, is acceptable;

•	the FDA, EMA, CDE or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•

the FDA, EMA, CDE or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA, EMA, CDE or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects.

We plan to conduct clinical trials for our product candidates outside the United States, and the FDA, EMA, CDE and applicable foreign regulatory authorities may not accept data from such trials.

We plan to conduct one or more of our clinical trials outside the United States, including Europe, China and other foreign countries. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, CDE or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice and (2) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, CDE or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including any trials that we may conduct in China. If the FDA, EMA, CDE or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming, would delay aspects of our business plan and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA, EMA or CDE grants marketing approval of a product candidate, we would not be permitted to manufacture, market or promote the product candidate in other countries unless and until comparable regulatory authorities in foreign jurisdictions had approved the candidate for use in their countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials. There can be no assurance that any clinical trials conducted in one jurisdiction will be accepted by regulatory authorities in other jurisdictions.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA, EMA, CDE and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA or marketing authorization application, or MAA. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a Risk Evaluation and Mitigation Strategy), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, CDE and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain international jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since the ACA’s enactment, there have been, and continue to be, numerous challenges to the ACA. Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In addition, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started implementing some of these measures under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. Further, it is possible that additional governmental action is taken to address the COVID-19 pandemic.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements or insider trading violations, which could significantly harm our business.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA, EMA, CDE and other comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA, EMA, CDE and other comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. Employee misconduct could also involve the improper use of, including improper trading based upon, information obtained in the course of clinical studies, which could result in regulatory sanctions and serious harm to our reputation.

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

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area , United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Although we and third party service providers rely primarily on individuals’ explicit consent to transfer certain information from Europe to the United States and other countries, in certain cases we and third parties have relied on the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Authorities in the United Kingdom and Switzerland, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, as mechanisms for lawful personal information transfers from those countries to the United States. As such, if we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or implement other valid compliance solutions, we may face increased exposure to fines under European data protection laws as well as injunctions against processing personal information from Europe. Inability to import personal information from the European Economic Area or Switzerland may also impact our operations in the European Economic Area and Switzerland and require us to increase our data processing capabilities in Europe. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate or may operate in the future, including the UK Bribery Act. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There can be no assurance that all of our employees, agents, contractors or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

As of June 30, 2020, we had 48 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our business is currently affected and could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, including the ongoing effects of the COVID-19 pandemic. The COVID-19 pandemic continues to impact our business and could materially and adversely affect our operations, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be materially and adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third party manufacturers and CROs upon whom we rely. For example, on March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In response, we delayed initiation of the next set of KSI-301 pivotal studies by one quarter from June to September 2020 in order to assess how best to minimize the impact of COVID-19 on clinical trial conduct. We implemented and continue to implement various enhancements into our ongoing study execution to help ensure the safety of patients, physicians, study site staff and Kodiak operations team members during the ongoing COVID-19 pandemic, including the use of remote study monitoring. To date, we have observed minimal disruption resulting from the evolving effects of the COVID-19 pandemic, and we and our key clinical and manufacturing partners have been able to continue to advance our operations. during the pandemic towards achieving our “2022 Vision.”

The COVID-19 pandemic continues to unfold and we will continue to monitor our operations in response. We continue to observe government recommendations and may elect to temporarily close our office and/or laboratory space to protect our employees. Quarantines for COVID-19 or other viruses could impact personnel at third party manufacturing facilities, or the availability or cost of materials, which would disrupt our supply chain. While many of these materials may be obtained by more than one supplier, port closures and other restrictions resulting from the coronavirus outbreak in the region may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products.

In addition, our current and future clinical trials may be materially and adversely affected by the COVID-19 outbreak in the future. Site initiation and patient enrollment may be further delayed due to prioritization of hospital resources toward the COVID-19 outbreak. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. Kodiak staff and/or our CRO partners may not be able to travel to study sites, impacting further site initiations. Other Kodiak vendors on whom we depend, such as supply chain and logistics partners and our image reading centers may be disrupted, and our operations could be affected. Our clinical studies enroll patients who have underlying risk factors such as advanced age, hypertension and/or diabetes which could lead to higher than expected study discontinuation rates if these patients are adversely affected by the COVID-19 outbreak. To date, we are seeing low levels of patient missed visits (<5%).

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

As of December 31, 2019, we had federal net operating loss carryforwards, or NOLs, of $31.8 million. A portion of the federal net operating loss carryforwards begins to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

The Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. Federal NOLs arising in tax years beginning after December 31, 2017 are permitted to be carried forward indefinitely, but carryback of such NOLs is generally permitted to the prior five taxable years only for NOLs arising in taxable years beginning before 2021. In addition, under the Tax Act, as modified by the CARES Act, the deductibility of federal NOLs incurred in taxable years beginning after December 31, 2017 is limited in taxable years beginning after December 31, 2020. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. The new limitations on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Lease Agreement for 1200 Page Mill Road, Building 3, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020

10.2	Lease Agreement for 1250 Page Mill Road, Building 4, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Principal Accounting and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

KODIAK SCIENCES INC.

Date: August 10, 2020	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ John Borgeson
John Borgeson
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)