Form 10-Q
period 2020-09-30
Kodiak Sciences Inc.
filed 2020-11-09
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 001-38682

KODIAK SCIENCES INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0476525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 Page Mill Road Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 281-0850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	KOD	The Nasdaq Stock Market LLC

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

As of October 31, 2020, the registrant had 44,803,447 shares of common stock, $0.0001 par value per share, outstanding.

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

•	the timing or likelihood of regulatory filings and approvals, including the potential to achieve the U.S. Food and Drug Administration, or FDA, approval of KSI-301 in wet AMD, DME, RVO and DR;
•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	the success of competing products or platform technologies that are or may become available;
•	our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;
•	our expectation as to the concentration of retinal specialists in the United States and its impact on our sales and marketing plans;
•	our expectations regarding our ability to enter into manufacturing-related commitments, and the timing thereof;
•	future agreements with third parties in connection with the commercialization of our product candidates;
•	the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
•	existing regulations and regulatory developments in the United States and foreign countries;
•	the expected potential benefits of strategic collaboration agreements and our ability to attract collaborators with development, regulatory and commercialization expertise;

i

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	potential claims relating to our intellectual property and third-party intellectual property;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the pricing and reimbursement of our product candidates, if approved;
•	our estimates regarding the impact of the ongoing COVID-19 pandemic on our business and operations, the business and operations of our collaborators, and on the global economy;
•	our ability to attract and retain key managerial, scientific and medical personnel;
•	the accuracy of our estimates regarding the sufficiency of our cash resources, expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our common stock involves numerous risks, including the risks described in “Part II—Other Information, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, among others, the following:

•

We are in the clinical stage of drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

•	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.
•

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have never generated any revenue from product sales, and we may never generate revenue or be profitable.

•	If we fail to obtain additional financing, we may be unable to complete the development and, if approved, commercialization of our product candidates.
•	Our prospects are heavily dependent on our KSI-301 product candidate, which is currently in clinical development for multiple indications.
•	A failure of KSI-301 in clinical development may require us to discontinue development of other product candidates based on our ABC Platform.
•

Research and development of biopharmaceutical products is inherently risky. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they can be commercialized.

•	We may encounter substantial delays in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.
•

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

•	The manufacture of our product candidates is highly complex and requires substantial lead time to produce.
•

We expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

•

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

•

If we are unable to obtain and maintain patent protection for any product candidates we develop or for our ABC Platform, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

•

Third-party claims of intellectual property infringement, misappropriation or other violation against us or our collaborators may prevent or delay the development and commercialization of our ABC Platform, product candidates and other technologies.

•

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$291,585	$211,797
Marketable securities	88,865	124,684
Prepaid expenses and other current assets	1,295	2,749
Total current assets	381,745	339,230
Marketable securities	—	11,696
Restricted cash	11,015	140
Property and equipment, net	3,568	996
Operating lease right-of-use asset	75,542	1,790
Other assets	8,866	5,014
Total assets	$480,736	$358,866
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,269	$2,619
Accrued and other current liabilities	16,219	8,658
Operating lease liability	1,017	434
Total current liabilities	22,505	11,711
Operating lease liability, net of current portion	76,307	1,501
Liability related to sale of future royalties	99,877	—
Other liabilities	267	295
Total liabilities	198,956	13,507
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at September 30, 2020 and December 31, 2019; 44,760,513 and 44,413,404 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	526,174	503,475
Accumulated other comprehensive income	245	10
Accumulated deficit	(244,644)	(158,131)
Total stockholders’ equity	281,780	345,359
Total liabilities and stockholders’ equity	$480,736	$358,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$29,306	$10,115	$70,033	$24,676
General and administrative	7,357	2,617	19,132	8,330
Total operating expenses	36,663	12,732	89,165	33,006
Loss from operations	(36,663)	(12,732)	(89,165)	(33,006)
Interest income	645	277	2,551	1,070
Interest expense	(6)	(2)	(19)	(8)
Other income (expense), net	(98)	77	120	195
Net loss	$(36,122)	$(12,380)	$(86,513)	$(31,749)
Net loss per common share, basic and diluted	$(0.80)	$(0.33)	$(1.92)	$(0.85)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	45,119,885	37,330,066	44,972,085	37,291,328
Other comprehensive income (loss)
Change in unrealized gains related to available-for-sale debt securities, net of tax	(349)	7	235	19
Total other comprehensive income (loss)	(349)	7	235	19
Comprehensive loss	$(36,471)	$(12,373)	$(86,278)	$(31,730)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	44,413,404	$5	$503,475	$10	$(158,131)	$345,359
Issuance of common stock upon exercise of stock options	39,297	—	159	—	—	159
Stock-based compensation expense	—	—	6,082	—	—	6,082
Other comprehensive income	—	—	—	479	—	479
Net loss	—	—	—	—	(24,392)	(24,392)
Balances at March 31, 2020	44,452,701	5	509,716	489	(182,523)	327,687
Issuance of common stock upon exercise of stock options	203,373	—	720	—	—	720
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	10,942	—	(206)	—	—	(206)
Stock-based compensation expense	—	—	6,890	—	—	6,890
Other comprehensive income	—	—	—	105	—	105
Net loss	—	—	—	—	(25,999)	(25,999)
Balances at June 30, 2020	44,667,016	5	517,120	594	(208,522)	309,197
Issuance of common stock upon exercise of stock options	93,497	—	813	—	—	813
Stock-based compensation expense	—	—	8,241	—	—	8,241
Other comprehensive loss	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	(36,122)	(36,122)
Balances at September 30, 2020	44,760,513	5	526,174	245	(244,644)	281,780

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	36,829,857	$4	$197,595	$—	$(110,766)	$86,833
Issuance of common stock upon exercise of stock options	80,000	—	83	—	—	83
Stock-based compensation expense	—	—	1,157	—	—	1,157
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(7,984)	(7,984)
Balances at March 31, 2019	36,909,857	4	198,835	6	(118,750)	80,095
Issuance of common stock upon exercise of stock options	21,284	—	59	—	—	59
Stock-based compensation expense	—	—	1,244	—	—	1,244
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(11,385)	(11,385)
Balances at June 30, 2019	36,931,141	4	200,138	12	(130,135)	70,019
Issuance of common stock upon exercise of stock options	77,855	—	272	—	—	272
Issuance of common stock upon exercise of common stock warrant	1	—	—	—	—	—
Stock-based compensation expense	—	—	1,773	—	—	1,773
Other comprehensive income	—	—	—	7	—	7
Net loss	—	—	—	—	(12,380)	(12,380)
Balances at September 30, 2019	37,008,997	4	202,183	19	(142,515)	59,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(86,513)	$(31,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	317	405
Stock-based compensation	21,213	4,174
Amortization (accretion) of premium (discount) on marketable securities	(145)	(195)
Amortization of operating lease right-of-use asset	1,793	276
Amortization of issuance costs	36	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,518	1,782
Other assets	(3,654)	(4,365)
Accounts payable	1,616	620
Accrued and other current liabilities	7,566	1,480
Operating lease liability	(156)	(281)
Net cash used in operating activities	(56,409)	(27,853)
Cash flows from investing activities
Purchase of property and equipment	(1,855)	(284)
Purchase of marketable securities	(86,317)	(40,231)
Maturities of marketable securities	134,148	16,800
Net cash provided by (used in) investing activities	45,976	(23,715)
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	1,692	414
Payments for restricted stock units, net of taxes withheld	(206)	—
Proceeds from sale of future royalties, net of issuance costs	99,643	—
Principal payments of capital lease	(5)	(41)
Principal payments of tenant improvement allowance payable	(28)	(26)
Net cash provided by financing activities	101,096	347
Net increase (decrease) in cash, cash equivalents and restricted cash	90,663	(51,221)
Cash, cash equivalents and restricted cash, at beginning of period	211,937	88,394
Cash, cash equivalents and restricted cash, at end of period	$302,600	$37,173
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$291,585	$37,033
Restricted cash	11,015	140
Cash, cash equivalents and restricted cash in consolidated balance sheets	$302,600	$37,173

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$75,545	$2,163
Purchase of property and equipment under accounts payable	$1,034	$137

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

Liquidity

As of September 30, 2020, the Company had cash, cash equivalents and marketable securities of $380.5 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash, cash equivalents and marketable securities will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Form 10-Q.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and expenses during the reporting period. The impact of the ongoing COVID-19 pandemic continues to evolve. As a result, certain estimates and assumptions required increased judgment and carried a higher degree of variability and volatility, including but not limited to, the fair value of marketable securities, performance-based equity awards, and research and development accruals for the three and nine months ended September 30, 2020. As events continue to unfold and additional information becomes available, these estimates may change materially in future periods. Actual results could differ from those estimates.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Risks and Uncertainties

In March 2020, the World Health Organization declared a pandemic due to the global COVID-19 outbreak. The significant uncertainties caused by the ongoing COVID-19 pandemic may negatively impact the Company’s operations, liquidity, and capital resources and will depend on certain evolving developments, including the duration and spread of the outbreak, regulatory and private sector responses and the impact on employees and vendors including supply chain and clinical partners, all of which are uncertain and cannot be predicted. During this pandemic, the Company continues to work closely with clinical sites towards maximal patient safety and the lowest number of missed visits and study discontinuations. The Company has taken and continues to take proactive measures to maintain the integrity of its ongoing clinical studies. Despite these efforts, the ongoing COVID-19 pandemic could significantly impact clinical trial enrollment and completion of its clinical studies. The Company will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, the Company’s product candidates, and begin to commercialize any approved products.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below with respect to the Company’s liability related to sale of future royalties and as noted within the “Recent Accounting Pronouncements – Recently Adopted Accounting Pronouncements” section.

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

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued research and development	$12,364	$4,894
Accrued salaries and benefits	3,106	3,108
Accrued professional fees	290	195
Accrued legal fees	194	302
Accrued other liabilities	265	159
Total accrued and other current liabilities	$16,219	$8,658

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$266,250	$—	$—	$266,250
Marketable securities:
U.S. treasury securities	—	40,147	—	40,147
Commercial paper	—	5,983	—	5,983
Corporate notes	—	42,735	—	42,735
Total	$266,250	$88,865	$—	$355,115

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$155,276	$—	$—	$155,276
Repurchase agreements	50,000	—	—	50,000
Commercial paper	—	5,987	—	5,987
Marketable securities:
U.S. treasury securities	—	50,185	—	50,185
Commercial paper	—	34,533	—	34,533
Corporate notes	—	51,662	—	51,662
Total	$205,276	$142,367	$—	$347,643

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

The following table summarizes the marketable securities held at September 30, 2020 and December 31, 2019 (in thousands):

As of September 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$40,047	$100	$—	$40,147
Commercial paper	5,983	—	—	5,983
Corporate notes	42,590	145	—	42,735
Total marketable securities, current	$88,620	$245	$—	$88,865

As of December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$50,190	$—	$(5)	$50,185
Commercial paper	34,532	1	—	34,533
Corporate notes	39,956	13	(3)	39,966
Total marketable securities, current	$124,678	$14	$(8)	$124,684

Corporate notes	$11,692	$4	$—	$11,696
Total marketable securities, noncurrent	$11,692	$4	$—	$11,696

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

All marketable securities held at September 30, 2020 and December 31, 2019 had contractual maturities of less than 18 months. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three and nine months ended September 30, 2020 and 2019, respectively, and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss. As of September 30, 2020 and December 31, 2019, the Company had no allowance for credit losses for available-for-sale debt securities. There were no impairment charges or recoveries recorded during each of the three and nine months ended September 30, 2020 and 2019.

6. Commitments and Contingencies

Leases

Palo Alto, California Leases

In June 2020, the Company entered into lease agreements for two buildings at 1200 and 1250 Page Mill Road in Palo Alto, California, which are now the Company’s U.S. headquarters. The facilities are approximately 82,662 square feet and 72,812 square feet, respectively and include office and laboratory space. For 1200 Page Mill Road, the monthly rent during the initial 6.5-year term will be approximately $0.6 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $7.2 million. For 1250 Page Mill Road, the monthly rent during the initial 13-year term will be approximately $0.5 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $6.3 million. The Landlord will provide a tenant improvement allowance of approximately $1.2 million and $10.6 million for each building, respectively. The Company executed a $10.9 million cash-collateralized letter of credit, which may be reduced in the future subject to the terms of the leases and certain reduction requirements specified therein. The cash collateralizing the letter of credit is classified as restricted cash on the Company’s condensed consolidated balance sheets. Under ASC 842, the Company classified these leases as operating leases and recorded right-of-use assets and lease liabilities on the lease commencement date.

The Company continues to lease office and laboratory space at 2631 Hanover Street in Palo Alto, California. The Company entered into a lease agreement in January 2013 which was amended in March 2016 and extended the lease term until October 2023. The Company classified this lease as an operating lease and recorded a right-of-use asset and lease liability on January 1, 2019 and recognized rent expense on a straight-line basis throughout the remaining lease term.

Switzerland Lease

In April 2020, the Company entered into a lease agreement for office and laboratory space at Rottenstrasse 5 in Visp, Switzerland. The space is approximately 1,000 square meters. The monthly rent during the initial 5-year term will be approximately 0.03 million Swiss Francs plus certain operating expenses and taxes. Under ASC 842, the Company classified these leases as operating leases and recorded right-of-use assets and lease liabilities on the lease commencement date.

The maturities of the operating lease liabilities as of September 30, 2020 were as follows (in thousands):

Year ending December 31,	As of September 30, 2020
2020	$1,095
2021	4,617
2022	7,642
2023	15,136
2024	15,036
Thereafter	86,265
Total undiscounted lease payments	129,791
Less: imputed interest	(52,467)
Total operating lease liabilities	$77,324

Manufacturing Agreement

In August 2020, the Company and its subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with a contract manufacturing organization for the clinical and commercial supply of drug substance for KSI-301, the Company’s proprietary therapeutic candidate for the treatment and prevention of retinal vascular diseases. A custom-built manufacturing suite is planned to be completed and dedicated to the manufacture of the Company’s drug substance with an estimated capital contribution of 40 million Swiss Francs from the Company. Construction of the manufacturing suite is targeted for completion in 2021. The Company will be required to pay annual suite fees of 12 million Swiss Francs for 2021 and 16 million Swiss Francs for each year thereafter, which covers the manufacturing fees for a specified number of batches, and the Company may pay for additional batches to be manufactured. The manufacturing agreement has an initial term of eight years, and the Company has the right to extend the term up to a total of 16 years.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company concluded that this agreement contains an embedded lease as the custom-built manufacturing suite will be dedicated for the Company’s use. As of September 30, 2020, the Company did not have control of this manufacturing space and therefore, did not record a right-of-use asset and corresponding lease liability. These commitments are not included in the above table.

Other Commitments and Contingencies

The Company has entered into service agreements with a variety of service providers, pursuant to which such service providers agreed to perform activities in connection with the manufacturing of certain materials. Such agreements, and related amendments, state that planned activities that are included in the signed work orders are, in some cases, binding and, hence, obligate the Company to pay the full price of the work order upon satisfactory delivery of products and services or obligate the Company to the binding amount regardless of whether such planned activities are in fact performed. Per the terms of the agreements, the Company has the option to cancel signed orders at any time upon written notice, which may or may not be subject to payment of a cancellation fee. The level of cancellation fees may be dependent on the timing of the written notice in relation to the commencement date of the work, with the maximum cancellation amount dependent on the agreement or the work order. As of September 30, 2020 and December 31, 2019, the total amount of cancelable and/or non-cancelable purchase obligations, including accrued amounts, under these agreements were $221.1 million and $4.7 million, respectively. Expense recognized under these agreements during the period, including amounts paid and accrued, for the three and nine months ended September 30, 2020 were $4.4 million and $12.0 million, respectively, and for the three and nine months ended September 30, 2019 were $2.7 million and $6.1 million, respectively. As of September 30, 2020, the Company had not incurred any cancellation fees. The Company has also entered into various cancellable license agreements for certain technology. The Company may be obligated to make payments on future sales of specified products associated with such license agreements. Such payments are dependent on future product sales and are not estimable.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Stock-Based Compensation

In January 2020 and 2019, the number of shares of common stock available for issuance under the 2018 Equity Incentive Plan was increased by approximately by 1.8 million and 1.5 million shares, respectively, as a result of the automatic increase provision in the 2018 Plan.

Stock Options

Stock option activity under the 2018 Plan and 2015 Equity Incentive Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	6,671,542	$25.22	8.73	$362,081
Granted	1,032,085	$53.62
Exercised	(336,167)	$5.05
Forfeited or canceled	(129,097)	$23.06
Outstanding at September 30, 2020	7,238,363	$23.50	8.28	$272,370

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan and 2015 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	160,747	$60.81
Granted	224,045	$49.85
Vested	(12,789)	$8.62
Shares withheld related to net share settlement of RSUs	(4,058)	$9.90
Canceled	(4,750)	$73.51
Unvested at September 30, 2020	363,195	$56.29

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

None of these performance-based equity awards vested during 2019. The Company believes that the achievement of the requisite performance condition continues to be probable. Stock-based compensation expense recognized was $1.8 million and $5.5 million during the three and nine months ended September 30, 2020, respectively, and none during the three and nine months ended September 30, 2019, respectively.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock-Based Compensation Expense

Stock-based compensation for options and restricted shares is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$4,759	$987	$11,983	$2,396
General and administrative	3,482	786	9,230	1,778
Total stock-based compensation	$8,241	$1,773	$21,213	$4,174

As of September 30, 2020, the unrecognized stock-based compensation of unvested stock options, restricted stock units, and performance-based options and restricted stock units was $90.4 million and it is expected to be recognized over a weighted-average period of 3.04 years.

9. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of September 30,
	2020	2019
Outstanding stock options	7,238,363	6,083,474
Unvested restricted shares	363,195	7,385
Total	7,601,558	6,090,859

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

Overview

Our goal is to prevent and treat the major causes of blindness by developing and commercializing next-generation therapeutics for chronic, high-prevalence retinal diseases.

Throughout 2019 and 2020, we have generated clinical data with our most advanced product candidate, KSI-301, a biologic therapy built with our antibody biopolymer conjugate platform, or ABC Platform, which is designed to maintain potent and effective drug levels in ocular tissues for longer periods than the currently-marketed biologic medicines used to treat retinal diseases. To date, KSI-301 has been administered more than 1,500 times to more than 400 patients representing more than 250 patient-years of clinical experience. We believe that KSI-301, if approved, has the potential to be an important therapy to treat patients with wet age-related macular degeneration, or wet AMD, diabetic retinopathy, or DR, including diabetic macular edema, or DME, and macular edema due to retinal vein occlusion, or RVO.

In our ongoing Phase 1b clinical study, in which enrollment is complete, we have administered multiple doses of KSI-301 to treatment-naïve patients with wet AMD, DME or RVO, and we continue to observe promising safety, efficacy, and clinical durability data in each of the retinal diseases under study. We believe the data support an acceleration of efforts to bring KSI-301 to the market in these retinal diseases and that the data lend confidence to the design of our currently-ongoing and planned pivotal (registrational) studies of KSI-301. We believe these registrational clinical studies, if successful, may demonstrate a meaningfully differentiated clinical profile of KSI-301 as compared to current therapies, and we also believe that this profile would allow KSI-301 to compete effectively in the evolving commercial and product landscape. The potential clinical (and thus commercial/competitive) advantages of a long-acting retinal therapeutic such as KSI-301 go well beyond fewer and less frequent injections over time and also include the potential for patients to retain their vision over the long term due to fewer missed treatments and/or fewer drug holidays, as a result of more manageable treatment schedules. Moreover, a longer-acting medicine allows patients with vision-threatening diseases to remain on effective treatment even in context of treatment disruptions that occur in ordinary circumstances (such as missed visits due to travel or concurrent illnesses), as well as extraordinary disruptions of regular treatment such as that exemplified by the COVID-19 pandemic, where more frequent clinic visits may not be desirable, possible or allowed in certain regions or countries.

Based on the encouraging data that continue to be observed in our Phase 1b study, we have expanded the KSI-301 clinical pivotal program in the third quarter of 2020, and we have entered into the manufacturing-related commitments necessary for KSI-301’s commercial scale-up and BLA submission. We believe the intersection of these clinical and manufacturing activities remain on track per our “2022 Vision” to submit a single BLA for wet AMD, DME and RVO in calendar year 2022. We successfully recruited patients into both of our paired pivotal studies in DME (GLEAM and GLIMMER) and into our pivotal study in RVO (BEACON) in the third quarter of 2020. The pivotal study for wet AMD (DAZZLE) began recruiting in the third quarter of 2019 and completed U.S. patient enrollment in the third quarter of 2020. DAZZLE patient recruitment in the EU is expected to complete in the fourth quarter of 2020.

In 2019, we completed an End of Phase 2 meeting with the FDA where we agreed on the order and number of clinical studies required to support the licensure of KSI-301 in wet AMD, DME, RVO and non-proliferative DR (NPDR without DME). We confirmed that two studies conducted in a single indication are expected by FDA in order to demonstrate the initial safety and efficacy of KSI-301 and that one study each in the additional disease indications, if successful, can be used to support approval in the additional indications. Following our communications with FDA at the time of our End of Phase 2 meetings as well as subsequent communications, we upgraded our pivotal study program to assess KSI-301 in two Phase 3 studies (our ongoing GLEAM and GLIMMER studies) in DME to provide the mutually-confirmatory studies required by FDA for initial demonstration of safety and efficacy, one Phase 2b/3 study (our ongoing DAZZLE study) in wet AMD, one Phase 3 study (our ongoing BEACON study) in RVO, and one Phase 3 study (GLOW) in NPDR without DME. By conducting paired studies in DME, we are able to generate additional data on the safety, efficacy and durability of KSI-301 in this area of high unmet need and commercial opportunity, while also narrowing the number of sites and countries required for successful enrollment of the entire pivotal program. We expect a majority of research sites to be located in the U.S. with most of the remaining sites in the EU. Given the strong new patient enrollment and low missed visit rates seen to date in our DAZZLE wet AMD pivotal study in the U.S. despite the ongoing COVID-19 pandemic, we believe focusing the KSI-301 program in this way helps minimize uncertainty with respect to clinical trial conduct during and through the COVID-19 pandemic and towards our “2022 Vision.” Additional specific reasons for running paired DME pivotals (and one RVO pivotal) include:  fewer countries and sites needed for two DME studies versus two RVO studies (avoiding the cost and logistical burdens of opening and supporting clinical trial sites that would only participate in RVO studies); better oversight of operational execution (essentially all sites can concurrently enroll treatment naïve patients in wet AMD, DME and RVO); higher unmet need in DME versus RVO; marginal, if any, increase in overall trial execution costs; and the potential for an accelerated timeline for two DME versus two RVO pivotals. On top of these operational considerations, we remain pleased with the DME clinical data we are seeing in the Phase 1b study and want to align greater clinical data generation in DME given the larger number of diabetic patients and higher unmet need and market opportunity as compared to RVO.

The ABC Platform and KSI-301 were developed at Kodiak, and we own rights to these assets in key geographies including the US, EU, China and other major countries. We have applied our ABC Platform to develop additional product candidates beyond KSI-301, including KSI-501, our bispecific anti-IL-6/VEGF bioconjugate, and we are expanding our early research pipeline to include ABC Platform-based triplet inhibitors for multifactorial retinal diseases such as dry AMD and the neurodegenerative aspects of glaucoma. In October 2020, we announced that we entered a supplemental research agreement with AbCellera to generate additional therapeutic antibody candidates for novel disease targets in ophthalmology in support of our evolving research pipeline. We intend to progress these and other product candidates to address high-prevalence ophthalmic diseases.

Our overall objective is to develop our product candidates, seek FDA and worldwide health authority marketing authorization approvals, and ultimately commercialize our product candidates.

Recent Developments

We have implemented various enhancements into our ongoing study execution to help ensure the safety of patients, physicians, study site staff and Kodiak operations team members during the ongoing COVID-19 pandemic, including the use of remote study monitoring. To date, we have observed minimal disruption resulting from the evolving effects of the COVID-19 pandemic in our ongoing clinical trials. In DAZZLE, patient missed visit rates remain low (less than 5%), and clinical trial sites enrolled patients rapidly in the third quarter. This is a testament to the serious diseases we are attempting to treat and is a vote of confidence from the patients, physicians and study sites partnering with us to advance KSI-301. With $380.5 million in cash, cash equivalents and marketable securities as of September 30, 2020, and thoughtful management of our spending, we remain on a strong financial footing.

KSI-301 Pivotal Program

We initiated two Phase 3 studies in DME (GLEAM and GLIMMER) and one Phase 3 study in RVO (BEACON) in the third quarter of 2020. The randomization of treatment-naïve patients into these three pivotal studies in the third quarter is a critical step to build the clinical evidence for KSI-301 as a safe, effective and highly durable therapy for patients with retinal diseases. We have also completed U.S. patient enrollment in our ongoing Phase 2b/3 study in wet AMD (DAZZLE) and continue to recruit patients in the EU. We expect to complete DAZZLE enrollment by year end 2020. We believe that the initiation of the additional Phase 3 studies and the robust patient recruitment into DAZZLE represent strong operational progress towards our 2022 Vision of a single BLA filed for KSI-301 in wet AMD, DME and RVO in calendar year 2022. Importantly, to date the data emerging in our Phase 1b study remain consistent and provide support for and confidence in our pivotal study designs.

COVID-19

In March 2020, the World Health Organization declared a pandemic related to the global COVID-19 outbreak. Governments have taken preventative and protective actions, including but not limited to, restrictions on non-essential travel, business operations, and gatherings of individuals. The State of California, where our headquarters is located in the San Francisco Bay Area, declared a state of emergency and shelter-in-place order in March 2020. Although certain restrictions have eased, and phased re-openings are underway, it is not certain when such restrictions will be fully lifted, and recent resurgences in number and rates of infections, reactions to increased testing and/or further spreading of the virus may result in the return or implementation of more restrictive measures. Global financial markets have also experienced extreme volatility and as a result, economic uncertainties have arisen which could impact the Company’s operations and its financial position. The extent of the impact of the ongoing COVID-19 pandemic will depend on certain evolving developments, including the duration and spread of the outbreak, regulatory and private sector responses, and the impact on our employees, vendors including supply chain and clinical partners, all of which are uncertain and cannot be predicted.

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

•

To minimize the potential for disruption of our pivotal studies of KSI-301, we have refined our study designs, including sample size and country selection. We began enrollment of our pivotal DME (GLEAM and GLIMMER) and RVO (BEACON) studies in the third quarter of 2020 in the United States and aim to initiate the pivotal study in non-proliferative DR (GLOW) in the first quarter of 2021, dependent on the continued evolution of the COVID-19 pandemic. Ex-U.S. clinical trial application submissions are underway for GLEAM, GLIMMER and BEACON. We believe we are still on track to achieve our “2022 Vision” objective of filing a single BLA in 2022 for KSI-301 in wet AMD, DME and RVO.

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

Our bispecific conjugate KSI-501 inhibits both interleukin 6, or IL-6, and Vascular Endothelial Growth Factor, or VEGF. Tissue based IL-6 mediated inflammatory response syndromes have been associated with severe COVID-19 disease. As such, IL-6 blockade is being explored as a novel therapeutic strategy in patients with COVID-19 disease. Similarly, tissue specific edema such as pulmonary edema is implicated in severe and critical COVID-19 disease. VEGF in the alveolar space is a potent inducer of vascular permeability and resultant pulmonary edema which plays a pathological role in lung dysfunction. Emerging data show VEGF levels are elevated in COVID-19 patients. OG2072, the bispecific fusion protein used to build our ophthalmology product candidate KSI-501, binds with high affinity to both of its targets simultaneously (IL-6 and VEGF). Intriguingly, we have seen synergistic inhibition in vitro and we are interested in the possible unique benefit this synergistic inhibition may have in lung and other organs that can be severely damaged by SARS-CoV2 and the associated immunologic and tissue responses. Further, unlike currently marketed anti-VEGF and anti-IL-6R antibodies, OG2072’s Fc region is immunologically inert and does not activate immune effector functions. OG2072 may thus be beneficial in preventing further immune-mediated tissue damage in the lung, kidney, heart and other organs affected in critical illness due to COVID-19. To this end, we are advancing by six or more months the GMP manufacturing for OG2072, which could both enable a potential assessment of systemically administered OG2072 in patients with worsening COVID-19 disease (for example, as part of ongoing basket studies of potential COVID-19 therapeutics). Ancillary benefits of this acceleration include the use of GMP material for KSI-501 toxicology program and a more predictable IND submission and First in Human timeline for KSI-501 in patients with retinal vascular diseases featuring an inflammatory component.

Business Highlights

Recent highlights of our activities included:

•

Upgraded Pivotal Study Program: We finalized the design of our KSI-301 pivotal study programs in RVO and DME and have launched all three studies. We are currently conducting two Phase 3 studies in DME (GLEAM and GLIMMER) to provide the mutually-confirmatory studies required by FDA for initial demonstration of safety and efficacy, one study in wet AMD (our ongoing DAZZLE study), and one study in RVO (BEACON). Each study protocol design has been optimized based on Phase 1b data and experience and will include the same treatment-naïve patient populations as in the Phase 1b, as well as tighter dosing interval ranging, tighter disease control, and decreased subjectivity for retreatments, and each has high statistical power for non-inferiority (>90%). We also intend to initiate in early 2021 a Phase 3 study of KSI-301 in non-proliferative diabetic retinopathy (GLOW).

•

DAZZLE Study Progress: We saw robust patient enrollment through the third quarter of 2020 and have completed U.S. patient recruitment into our DAZZLE pivotal study in wet AMD – a potential reflection of the enthusiasm for KSI-301 on the part of clinical investigators and patients. EU patient enrollment commenced in June 2020 and we continue to see robust recruitment. We expect to complete overall DAZZLE study enrollment by year end 2020. With a one-year primary endpoint, we remain on track for a DAZZLE study top-line data readout in early 2022. As of November 4, 2020, over 545 of the planned 550 patients have been enrolled in DAZZLE.

•

GLEAM / GLIMMER and BEACON Study Initiations: We initiated two Phase 3 studies in DME (GLEAM and GLIMMER) and one Phase 3 study in RVO (BEACON) in the third quarter of 2020. The randomization of treatment-naïve patients into these three studies is a critical step to build the clinical evidence for KSI-301 as a safe, effective and highly durable therapy for patients with retinal diseases. The initiation of the additional Phase 3 studies and the robust patient recruitment into DAZZLE represent strong operational progress towards our 2022 Vision of a single BLA filed for KSI-301 in wet AMD, DME, and RVO in 2022.

•

Continued maturation of Phase 1b Data: Updated safety and efficacy results from our ongoing Phase 1b trial of KSI-301 in patients with treatment naïve wet AMD, DME, or RVO were presented at the American Society of Retina Specialists 2020 Virtual Annual Meeting in July 2020. We believe the data continue to support the “anti-VEGF Generation 2.0” profile of KSI-301. We intend to continue presenting data updates from the Phase 1b as the study progresses over its full three-year duration.

•

Commercial Manufacturing Progress: We successfully negotiated a long-term agreement with Lonza for the manufacture of KSI-301. This agreement will provide Kodiak with a custom-built bioconjugation facility with a capacity to supply millions of doses per year. With construction targeted for completion in 2021, the Lonza-Kodiak Ibex facility will provide Kodiak with the facility needed for commercial-scale manufacturing of KSI-301. The timing of this expanded partnership is designed to support Kodiak’s BLA submission timeline in 2022, and the scale is designed to support KSI-301’s potential to achieve significant market share as a new first-line agent designed to improve outcomes for patients with common and serious retinal vascular diseases.

•

Completed Lease Agreement for Kodiak’s New U.S. Headquarters: We have leased approximately 82,662 square feet located at 1200 Page Mill Road, Palo Alto, California and approximately 72,812 square feet located at 1250 Page Mill Road, Palo Alto, California. These newly leased buildings will serve as Kodiak’s U.S. headquarters for office and laboratory space. We also leased approximately 10,750 square feet in Visp, Switzerland, for manufacturing support and supervision.

Our current cash, cash equivalents and marketable securities provide the resources for us to advance the KSI-301 program towards achieving our “2022 Vision” and also to advance our pipeline of drug candidates including KSI-501 and our triplet inhibitor drug candidates and for working capital and general corporate purposes.

Where Kodiak is Today

Growing KSI-301 Clinical Experience: KSI-301 has been assessed in more than 1,500 injections in more than 400 patients with more than 250 patient-years of exposure. With a majority of patients in the Phase 1b clinical study achieving six months or longer between doses in wet AMD and DME and four months or longer between doses in RVO, KSI-301’s clinical durability continues to be supported with maturing data. We remain very pleased with the current clinical profile of KSI-301. Notably, KSI-301 continues to demonstrate a safety profile that is tracking with standard of care anti-VEGF agents. When and if we submit our planned single BLA in wet AMD, DME and RVO, we expect to have safety, efficacy and durability data on KSI-301 treatment in over 1,000 patients in concurrent pivotal studies.

Thoughtfully Designed Pivotal Clinical Trials: The exploratory Phase 1b study was designed to push KSI-301 in terms of dosing intervals and provide us with a broad view of our product’s clinical profile. The data we are seeing in the Phase 1b study are supportive of our ability to demonstrate a strong clinical profile in registrational studies. We have applied the learnings from the exploratory Phase 1b study to further optimize each of our pivotal study protocols.

Investing with Conviction Commensurate with the Opportunity: There remains a great unmet need among patients receiving anti-VEGF therapies today. Despite the promise of today’s medicines as demonstrated in their registrational clinical trials, visual gains are not maintained. In the real world, patients cannot be treated frequently enough and are over-extended between doses. Under-treatment leads to disease progression and permanent retinal damage, and high-intensity treatment regimens lead to patient and caregiver treatment fatigue and/or abandoning of treatment. A new, better, longer-lasting medicine is required to shift the curve, to reset what has been appropriately called an “epidemic of preventable blindness.”

We believe KSI-301 stands the best chance among treatments currently in development to directly address this great need. We have made significant progress with enrollment in our pivotal study in wet AMD (DAZZLE), and we have reached our desired enrollment in the U.S. in the third quarter of 2020. We also initiated pivotal studies in DME (GLEAM and GLIMMER) and RVO (BEACON) in the third quarter of 2020. We are moving forward with the preparations for a study in non-proliferative diabetic retinopathy (GLOW) and are currently assessing the timing of study initiation in light of the impact of COVID-19 on this less acute yet high unmet need indication.

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

As a company, we remain independent. This independence provides us with the flexibility to adapt both R&D and commercial decision-making within the ever-changing domestic and global landscapes. We remain well capitalized and supported by a high-quality group of long-term investors who understand what is needed to build, invest and execute commensurate with the opportunity.

Kodiak’s 2022 Vision and KSI-301 Accelerated Development Strategy

We believe we remain on track to achieve our “2022 Vision” of a single BLA submission and initial FDA approval for KSI-301 in wet AMD, DME and RVO in 2022 with a total of four pivotal trials— two in DME (GLEAM and GLIMMER), one in wet AMD (DAZZLE) and one in RVO (BEACON). We initiated three additional pivotal trials in the third quarter of 2020 – two matched studies in DME to provide the mutually-confirmatory studies required by FDA for initial demonstration of safety and efficacy and one in patients with RVO. We intend to initiate a pivotal study in DR in the first quarter of 2021. These studies, together with our ongoing pivotal study in wet AMD, will be the basis of our intended BLA and supplemental BLA submissions. We currently expect to submit the wet AMD, DME, and RVO indications in a single initial BLA for KSI-301 and the DR indication in a supplemental BLA in the United States.

We continue to invest in our science and our pipeline, including our bispecific ABC product candidate KSI-501 for retinal vascular diseases with a strong inflammatory component and our new triplet ABC product candidate KSI-601 for the high prevalence multifactorial retinal disease dry AMD.

Our “2022 Vision” includes the following potential catalysts and milestones in 2020, 2021, 2022 and 2023, along with the important milestones achieved in 2019 and 2020 that support the concurrent development program:

Our “2022 Vision” is built on the following concurrent development strategy. This table incorporates our most recent view of the KSI-301 clinical program and its execution, as described above, and we believe the successful prosecution of this program is achievable based on our currently available information and the evolving effects of the COVID-19 pandemic:

Ongoing Phase 1b Data Continue to Support KSI-301’s Differentiated Profile

We have continued to make progress with our studies of KSI-301, and the maturing durability data we continue to observe in the Phase 1b study continue to surpass our expectations. We now have 140+ patient-years of clinical experience with KSI-301 in the Phase 1b study.

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

The figures below present the most recent data on durability and efficacy outcomes from the ongoing Phase 1b study presented at the ASRS 2020 Virtual Annual Meeting, held in July 2020. Across all three diseases under study, improvements in vision and retinal anatomy were observed through 44 weeks of patient follow-up, with stability in OCT and BCVA over time in the monthly follow-up intervals following the three mandatory loading doses. Vision is measured as change in BCVA, on a standardized eye chart, and retinal anatomy is measured as change in retinal CST using OCT imaging.

Wet AMD

The data below are from the 31 wet AMD patients who reached the week 44 visit prior to the ASRS meeting data cutoff date of June 9, 2020. Improvements in BCVA and OCT from the initial treatments are noted, as expected for an anti-VEGF. From baseline to week 12, patients gained an average of 6.7 letters off their good starting base of approximately 65 letters and an improvement in OCT CST of 93 microns. In the period between week 12 and week 44, the treatment effect is maintained both in terms of BCVA and OCT with just an average of 1.32 injections per patient, and notably 44% of those treatments were the mandatory every 6-month doses. 58% of the 31 patients received their first retreatment at week 32, six months after the last loading dose. Supporting the extended durability, we see only a very slow fluctuation in the OCT over time, which compares favorably to the OCT fluctuations observed with existing anti-VEGFs given on shorter dosing intervals. The stability in BCVA over this interval is also consistent with the prolonged duration of KSI-301.

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

Overall, 92% of our wet AMD patients have achieved a time to first retreatment of three months or longer. Of these patients, 82% went four months or longer, and most patients have not received their first retreatment until five to six months after the last loading dose. 49% reached the six-month cap without retreatment after the initial loading doses. Remarkably, 72%, of these wet AMD patients have achieved a six-month treatment interval at least once during follow-up. As this is an anti-VEGF treatment naïve population, there is no pre-selection for “anti-VEGF responders” or patients who might require less frequent dosing.

It is reassuring to see that as the Phase 1b data mature, the vision, OCT and durability outcomes have remained consistent. For example, when comparing the outcomes presented at the Angiogenesis meeting earlier in 2020 versus the data presented in July 2020 at the ASRS virtual meeting, the durability proportions remain stable, as do the visual acuity and OCT outcomes.

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

The swim lane plot for DME durability is shown below. So far, 97% of DME patients have gone three months or longer before their first retreatment; only one patient of 33 required their first retreatment at two months after the loading doses. Of these patients, 76% have gone four months or longer, and 70% five months or longer before their first treatment. Further, 67% have gone six-months or longer – as there is no cap to the treatment interval in the DME cohort. Almost half of the patients, or 45%, have not required retreatment to date, denoted by the purple bars. 79% of patients have achieved a 6-month or longer treatment-free interval at least once during follow-up. Some of these patients have gone for a year without needing any additional treatment. The data set has also remained consistent over time, comparing the follow-up data available at the Angiogenesis meeting earlier in 2020 to the data presented at ASRS.

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

In this swim lane plot of the durability of individual patients with RVO, the disease with arguably the highest VEGF load, the bars in pink and orange now denote retreatment intervals of four months or longer and two months or shorter, respectively. 94% of RVO patients, 31 of the 33 patients, have gone two months or longer before their first retreatment. Only 6% of patients had their first retreatment at one month after the loading doses. 66% had their first retreatment three months or later since the loading doses, and 56% achieved a first interval of four months or longer. Remarkably, given that many RVO patients require monthly therapy for the best results with existing medicines, 81% of patients have achieved a four month or longer interval at least once during follow-up.

Looking at the recent efficacy and durability data compared to where they stood earlier this year, we see the consistency in the maturing Phase 1b data, both with longer follow-up and more patients. In particular, the OCT and VA outcomes were stable from week 24, presented at Angiogenesis, to week 44, presented at the recent ASRS meeting.

Safety of KSI-301 Injections

We believe the safety profile of KSI-301 continues to be very encouraging. Now with 622 injections given in the Phase 1a/1b program (as of September 15, 2020), and with patients followed for as long as 22 months, we are continuing to track with the expectations set by the safety profile of the current standard of care intravitreal medicines.

None of the serious adverse events, or SAEs, observed have been reported as or deemed drug-related, and they are typical of the systemic SAEs expected in these patient populations. The ocular SAE of worsening cataract was in a diabetic patient with pre-existing cataract, was not drug-related, and resolved with routine cataract surgery.

There are only two events (previously described) of intraocular inflammation. The events were mild in nature, both trace to 1+ grade cells in the vitreous, on a standardized scale where 0 is none and 4+ is severe. They resolved completely, and there was no vasculitis or retinitis in either patient. Both patients have done very well with substantial improvements in vision from baseline; each of them had gained 30 letters or 6 lines of vision as of their last visits.

KSI-301 Pivotal Study Designs

Our pivotal study designs for wet AMD (our ongoing DAZZLE study), DME (our ongoing GLEAM and GLIMMER studies), and RVO (our ongoing BEACON study) have been optimized based on Phase 1b data and experience.

Wet AMD DAZZLE Study

DAZZLE (NCT04049266) assesses patients with treatment naïve wet AMD and are randomized 1:1 to receive KSI-301 every 12 to 20 weeks or Eylea every 8 weeks, each after 3 monthly loading doses. The determination of treatment interval for the patients assigned to KSI-301 is based on disease activity assessments where both OCT and BCVA are measured and compared against prior data, similar to other recent and ongoing Phase 3 studies in the field. By default, patients are on an every 20 week regimen. If disease activity criteria are met before 20 weeks, that is, 12 or 16 weeks after the last dose, then the treatment interval is correspondingly shortened.

The primary endpoint is at one year and is a non-inferiority comparison to Eylea, with a four-letter non-inferiority margin. The one year endpoint is measured as the average of the BCVA change from baseline to weeks 48 and 52. All of the KSI-301 patients are analyzed together as a single group with respect to the primary comparison to Eylea. In the second year of the study, patients whose disease is stable can have their KSI-301 treatment interval extended, and patients originally randomized to Eylea, will be re-randomized 1:1 to either continued Eylea or switched to every eight week KSI-301.

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

Diabetic Macular Edema Paired Studies, GLEAM and GLIMMER

In DME, we are conducting two Phase 3 studies in parallel with identical design. In each of the two studies, called GLEAM (NCT04611152) and GLIMMER (NCT04603937), we will randomize 450 treatment-naïve DME patients to either KSI-301 every 8 to 24 weeks after 3 loading doses, or Eylea every 8 weeks after 5 loading doses. The primary endpoint is the change from baseline in BCVA at one year, again the average of the week 48 and 52 visits. The studies are non-inferiority studies with a margin of 4.5 letters.

At each monthly study visit, patients who have been randomized to KSI-301 will undergo a disease activity assessment, using data from both BCVA and OCT measurements. Depending on their disease activity status, the dosing interval can be shortened, lengthened, or maintained at the same interval. This is different from the DAZZLE wet AMD study design where the interval can only be maintained or shortened in the first year. In DME, patients may experience disease modification (improvement in the severity of the underlying retinopathy) that curtails the need for therapy over time, an event that has been seen in many DME patients treated with KSI-301 allowing for the treatment interval to be potentially further prolonged after the first retreatment. The minimum KSI-301 treatment interval in GLEAM and GLIMMER is every eight weeks, and the maximum interval is every 24 weeks or six months.

In the second year of both studies, the same approach is maintained. Eylea will stay on its q8 week regimen, and patients on KSI-301 will continue to be on an 8 to 24 week regimen based on disease activity.

The GLEAM and GLIMMER study design was also optimized using learnings from the Phase 1b study results to maintain Phase 1b study population (treatment-naïve DME patients), tighten dosing intervals and disease activity criteria, decrease subjectivity and incorporate high statistical power for non-inferiority (>90%).

To determine the treatment interval for KSI-301 patients, we are employing disease activity assessments and protocol-specified criteria. All patients randomized to KSI-301 are on the longest interval by default. If patients meet any of these disease activity criteria at earlier timepoints, the retreatment interval is shortened. The criteria for shortening the treatment interval are tighter than they are in Phase 1b, and the subjectivity is reduced. Additional anatomic criteria have also been included.

Retinal Vein Occlusion BEACON Study Design

The Phase 3 BEACON study (NCT04592419) in patients with RVO is a year-long study in which we will randomize 550 patients with treatment-naïve RVO, either branch or central vein type, to either every 8 week KSI-301 after two loading doses, or to monthly Eylea, for the first six months. The primary endpoint is at six months, with a non-inferiority margin of 4.5 letters.

In the second six months, patients in both groups will receive treatment on an individualized regimen, again using typical disease activity assessments. This phase of the study will provide a direct, head-to-head comparison of Eylea and KSI-301 on the same criteria-driven regimen. The minimum interval is monthly and there is no upper limit to the retreatment interval in this six-month period.

The BEACON study design was optimized using learnings from the Phase 1b study results to maintain Phase 1b study population (treatment-naïve RVO patients), tighten dosing intervals and disease activity criteria, decrease subjectivity and incorporate high statistical power for non-inferiority (>90%).

Because the first six months of the study are fixed-interval dosing, the disease activity assessment criteria are only used to determine dosing in the second six months of the RVO study. The criteria are similar to our DME studies, and tighter than they are in Phase 1b, with the OCT and BCVA measured against the best previous measurements; subjectivity is also reduced.

Conclusions

Overall, we believe that the continued maturation of the safety, efficacy, and durability data of KSI-301, as shown in the Phase 1b study, support our efforts to bring KSI-301 to the market as a ‘Generation 2.0’ anti-VEGF in these retinal diseases and that the data lend confidence to the design of our current and planned pivotal studies of KSI-301. We believe these clinical studies, if successful, may demonstrate a meaningfully differentiated clinical profile of KSI-301 as compared to current therapies,, and we also believe that this profile would allow KSI-301 to compete effectively in the evolving commercial and product landscape.

Since inception in June 2009, we have devoted substantially all of our resources to discovering and developing product candidates and manufacturing processes, building our ABC Platform and assembling our core capabilities in drug development for high prevalence retinal diseases. We plan to continue to use third-party clinical research organizations, or CROs, to carry out our preclinical and clinical development. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We are investing in commercial manufacturing capacity. We do not have any products approved for sale and have not generated any product revenue since inception.

We have funded our operations primarily through equity securities. In October 2018, we completed our initial public offering, or IPO. In December 2019, we completed a follow-on offering. In addition, we entered into a royalty funding agreement and received an initial payment of $100.0 million in February 2020.

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance our product candidates, particularly KSI-301, through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization; broaden and improve our platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Our net loss was $86.5 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $244.6 million.

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

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $380.5 million.

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

We are focusing substantially all of our resources and development efforts on the development of our product candidates, in particular KSI-301. We expect our research and development expenses to increase substantially during the next few years as we conduct our Phase 3 studies, complete our clinical program, pursue regulatory approval of our drug candidates and prepare for a possible commercial launch. Predicting the timing or the final cost to complete our clinical program or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if our drug candidates will receive regulatory approval with any certainty.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of accretion income and amortization expense on marketable debt securities net of amortized issuance costs from the liability related to the future sale of royalties to BBA in 2019.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Operating expenses
Research and development	$29,306	$10,115	$19,191	$70,033	$24,676	$45,357
General and administrative	7,357	2,617	4,740	19,132	8,330	10,802
Loss from operations	(36,663)	(12,732)	(23,931)	(89,165)	(33,006)	(56,159)
Interest income	645	277	368	2,551	1,070	1,481
Interest expense	(6)	(2)	(4)	(19)	(8)	(11)
Other income (expense), net	(98)	77	(175)	120	195	(75)
Net loss	$(36,122)	$(12,380)	$(23,742)	$(86,513)	$(31,749)	$(54,764)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
KSI-301 program external expenses (1)	$15,415	$5,808	$9,607	$37,587	$11,691	$25,896
ABC Platform external expenses (2)	2,174	440	1,734	5,345	1,911	3,434
KSI-501 program external expenses (3)	453	300	153	922	1,120	(198)
Other research and development expenses (4)	3,160	669	2,491	5,329	1,807	3,522
Payroll and personnel expenses (5)	8,104	2,898	5,206	20,850	8,147	12,703
Total research and development expenses	$29,306	$10,115	$19,191	$70,033	$24,676	$45,357

(1)	KSI-301 program external expenses relates to development of KSI-301, including manufacturing and clinical trial costs. These expenses are primarily for services provided by CMOs and CROs.
(2)

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
(5)

Payroll and personnel expenses includes salaries, benefits and stock-based compensation for our personnel involved in research and development activities. These expenses are separately classified and not allocated to specific programs because these expenses relate to multiple programs.

KSI-301 program external expenses increased $9.6 million and $25.9 million during the three and nine months ended September 30, 2020, respectively, as compared to 2019. The increase was primarily due to clinical trial costs to support ongoing trials and planned trials, as well as manufacturing progress for KSI-301. Our pivotal Phase 2b/3 clinical study in wAMD (DAZZLE) dosed the first patient in October 2019, and patient recruitment is expected to complete in the fourth quarter of 2020. We initiated two pivotal Phase 3 clinical studies in DME (GLEAM and GLIMMER) and one pivotal Phase 3 clinical study in RVO (BEACON) in the third quarter of 2020.

ABC Platform external expenses increased $1.7 million and $3.4 million during the three and nine months ended September 30, 2020, respectively, as compared to 2019. The increase was primarily driven by manufacturing runs to support our product candidate pipeline.

KSI-501 program external expenses remained relatively constant during the three and nine months ended September 30, 2020, as compared to 2019.

Other research and development expenses increased $2.5 million and $3.5 million during the three and nine months ended September 30, 2020, respectively, as compared to 2019, primarily due to the allocation of lease costs for Palo Alto and Switzerland.

Payroll and personnel expenses increased $5.2 million and $12.7 million during the three and nine months ended September 30, 2020, respectively, as compared to 2019, due to increased headcount and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $4.7 million and $10.8 million during the three and nine months ended September 30, 2020, respectively, as compared to 2019. The increase was primarily driven by increased headcount and stock-based compensation expense as well as professional services related to consulting, legal and accounting, and due to the allocation of lease costs for Palo Alto and Switzerland.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale of equity securities. In addition, we entered into a royalty funding agreement and received an initial payment of $100.0 million in February 2020. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $380.5 million.

Future Funding Requirements

We have incurred net losses since our inception. For the nine months ended September 30, 2020, we had net loss of $86.5 million, and we expect to continue to incur additional losses in future periods. As of September 30, 2020, we had an accumulated deficit of $244.6 million.

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

The significant uncertainties caused by the evolving effects of the ongoing COVID-19 pandemic may also negatively impact our operations and capital resources. We and our key clinical and manufacturing partners have been able to continue to advance our operations, and we continue to monitor the impact of COVID-19 on our ability to continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. This pandemic may ultimately have a material adverse effect on our liquidity and operating plans, although we are unable to make any prediction with certainty given the spread and rapidly changing nature of the pandemic and the evolving global actions taken to contain and treat the novel coronavirus.

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. See the section of this report titled “Part II, Item 1A — Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(56,409)	$(27,853)
Investing activities	45,976	(23,715)
Financing activities	101,096	347
Net increase (decrease) in cash, cash equivalents and restricted cash	$90,663	$(51,221)

Cash Flows from Operating Activities

The $28.6 million increase in cash used in operating activities for the nine months ended September 30, 2020 as compared to 2019 was primarily driven by the increase in net loss during this period due to increased payroll and personnel expenses and manufacturing and clinical trial costs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

The $69.7 million increase in cash provided by investing activities for the nine months ended September 30, 2020 as compared to 2019 was driven by the investment of funds from maturities of marketable securities into money market funds during 2020.

Cash Flows from Financing Activities

The $100.7 million increase in cash provided by financing activities for the nine months ended September 30, 2020 as compared to 2019 was due to the proceeds from sale of future royalties to BBA and proceeds from stock option exercises.

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

During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2020, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, management concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business, Financial Condition and Capital Requirements

We are in the clinical stage of drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

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

We have incurred net losses in each reporting period since our inception, including net loss of $86.5 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $244.6 million.

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

We expect to continue to incur significant and increasingly higher expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	progress our current and any future product candidates through preclinical and clinical development;
•	work with our contract manufacturers to scale up the manufacturing processes for our product candidates or, in the future, establish and operate a manufacturing facility;
•	continue our research and discovery activities;
•	continue the development of our ABC Platform;
•	initiate and conduct additional preclinical, clinical or other studies for our current and any future product candidates;
•	change or add additional contract manufacturers or suppliers;
•	seek regulatory approvals and marketing authorizations for our product candidates, including KSI-301;
•	establish sales, marketing and distribution infrastructure to commercialize any products for which we obtain approval;

•	acquire or in-license product candidates, intellectual property and technologies;
•	make milestone, royalty or other payments due under any current or future collaboration or license agreements;
•	obtain, maintain, expand, protect and enforce our intellectual property portfolio;
•	attract, hire and retain qualified personnel;
•	experience any delays or encounter other issues related to our operations;
•	meet the requirements and demands of being a public company; and
•	defend against any product liability claims or other lawsuits related to our products.

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

Our operations have required substantial amounts of cash since inception. To date, we have funded our operations primarily through the sale of equity securities. Developing our product candidates is expensive, and we expect to continue to increase our spending as we conduct the Phase 3 clinical trials for our KSI-301 product candidate. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $380.5 million. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may prove inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us or at all. For example, the ongoing COVID-19 pandemic has significantly disrupted world financial markets, negatively impacted US market conditions, increased the volatility of trading prices for biopharmaceutical companies, and may reduce opportunities for us to seek out additional funding when needed. We currently have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations and cause the price of our common stock to decline.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our prospects are heavily dependent on our KSI-301 product candidate, which is currently in clinical development for multiple indications.

KSI-301 is our only product candidate currently in clinical trials. It may be years before any registrational type trial is completed, if at all. Further, we cannot be certain that either KSI-301 or any of our product candidates will be successful in clinical trials.

Our early encouraging preclinical and Phase 1/1b clinical trial results for KSI-301 in the respective indications are not necessarily predictive of the results of our ongoing or future discovery programs or any future preclinical or clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported adverse events.

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

If KSI-301 fails in development as a result of any underlying problem with our platform, then we may discontinue development of some or all of our product candidates that are based on our ABC Platform. If we discontinue development of KSI-301, or if KSI-301 were to fail to receive regulatory approval or were to fail to receive regulatory approval in one or more of our four planned key clinical indications or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

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

Our most advanced product candidate, KSI-301, is an anti-VEGF biologic that we are studying in wet AMD, DME/DR and RVO. There are some potential side effects associated with intravitreal anti-VEGF therapies such as intraocular hemorrhage, intraocular pressure elevation, retinal detachment, inflammation, vasculitis, artery occlusion or infection inside the eye and over-inhibition of VEGF, as well as the potential for potential systemic side effects such as heart attack, stroke, wound healing problems, and high blood pressure. Recent trends in the development of anti-VEGF therapies have favored increased molar dosages, as compared to currently marketed treatments. To date these heightened dosages have not exhibited a safety profile significantly worse than that of current treatments, as attributable to molar dose. However, anti-VEGF product candidates featuring higher molar dosages, including KSI-301, may heighten the risk of adverse effects associated with anti-VEGF treatments generally, both in the eye and in the rest of the body. There are risks inherent in the intravitreal injection procedure of drugs like KSI-301 which can cause injury to the eye and other complications including conjunctival hemorrhage, punctate keratitis, eye pain, conjunctival hyperemia, intra-ocular inflammation, and endophthalmitis.

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
•

we may be required to create a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;

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

•	the size of the study population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to a trial site;
•	the effects of health epidemics, including the ongoing COVID-19 pandemic and the resulting shelter-in-place, travel or similar restrictions;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will not complete such trials, for any reason.

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

These challenges are magnified by the international nature of our supply chain, which, for KSI-301, requires drug substance and drug product sourced from single source suppliers from China, Japan, the United Kingdom, and Switzerland. For example, the effects of health epidemics, including the ongoing COVID-19 pandemic and the resulting shelter-in-place, travel or similar restrictions may impact the timing of clinical resupply facing and BLA facing manufacturing activities.

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

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a REMS), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, CDE and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the ongoing COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started implementing some of these measures under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

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

•

federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Although we and third party service providers rely primarily on individuals’ explicit consent to transfer certain information from Europe to the United States and other countries, in certain cases we and third parties have relied on the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Authorities in the United Kingdom and Switzerland, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, as mechanisms for lawful personal information transfers from those countries to the United States. As such, if we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or implement other valid compliance solutions, we may face increased exposure to fines under European data protection laws as well as injunctions against processing personal information from Europe. Inability to import personal information from the European Economic Area or Switzerland may also impact our operations in the European Economic Area and Switzerland and require us to increase our data processing capabilities in Europe. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

We conduct our U.S. operations at our facilities in Palo Alto, California, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we may need to recruit talent from outside of our region and doing so may be costly and difficult.

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

As of September 30, 2020, we had 62 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our network and storage applications and those of our collaborators, CROs and vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. Additionally, the increased usage of computers operated on home networks due to the shelter-in-place or similar restrictions related to the ongoing COVID-19 pandemic may make our systems and those of our CROs and vendor more susceptible to security breaches. It is often difficult to anticipate or immediately detect such incidents and the damage caused by them. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our employees. Cyber-attacks could cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our collaborators, CROs and vendors may not be adequate to protect against such security breaches and disruptions. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. For example, in connection to the ongoing COVID-19 pandemic, the various quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture product, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining clinical supplies of our product candidates. The extent to which the ongoing COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the coronavirus or treat its impact, among others.

Our operations are located at facilities in Palo Alto, California and Switzerland. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

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

In June 2016, the United Kingdom, or UK, held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K’s withdrawal from the EU is commonly referred to as Brexit. The U.K. and the EU agreed to a withdrawal agreement (the Withdrawal Agreement) pursuant to which the U.K. formally left the EU on January 31, 2020. Under the Withdrawal Agreement, the U.K. is subject to a transition period until December 31, 2020 (the Transition Period), during which EU rules will continue to apply. Negotiations between the U.K. and the European Union are expected to continue in relation to the customs and trading relationship between the U.K. and the European Union following the expiry of the Transition Period. Under the formal withdrawal arrangements between the U.K. and the EU, the parties had until June 30, 2020 to agree to extend the Transition Period if required.  No such extension was agreed prior to such date.  No agreement has yet been reached between the U.K. and the EU and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the Transition Period on December 31, 2020. The withdrawal may cause increased economic volatility, affecting our operations and business. Brexit may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.

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

Our business could be materially and adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third party manufacturers and CROs upon whom we rely. For example, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In response, we delayed initiation of the next set of KSI-301 pivotal studies by one quarter from June to September 2020 in order to assess how best to minimize the impact of COVID-19 on clinical trial conduct. We implemented and continue to implement various enhancements into our ongoing study execution to help ensure the safety of patients, physicians, study site staff and Kodiak operations team members during the ongoing COVID-19 pandemic, including the use of remote study monitoring. To date, we have observed minimal disruption resulting from the evolving effects of the COVID-19 pandemic, and we and our key clinical and manufacturing partners have been able to continue to advance our operations. during the pandemic towards achieving our “2022 Vision.”

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

The market price of our common stock may be volatile. As a result, you may not be able to sell your common stock at or above the price that you paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success of existing or new competitive products or technologies;
•	the timing and results of clinical trials for our current product candidates and any future product candidates that we may develop;
•	commencement or termination of collaborations for our product candidates;
•	failure or discontinuation of any of our product candidates;
•	failure to develop our ABC Platform;
•	results of preclinical studies, clinical trials or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the commencement of litigation;
•	the level of expenses related to any of our research programs, product candidates that we may develop;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders, or other stockholders;
•	expiration of market standoff or lock-up agreements;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry, and market conditions, including fluctuations attributable to the ongoing COVID-19 pandemic and other unforeseeable circumstances; and
•	the other factors described in this “Risk Factors” section.

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

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. Our bylaws further provide that unless we otherwise consent in writing, the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

KODIAK SCIENCES INC.

Date: November 9, 2020	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ John Borgeson
John Borgeson
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)