Form 10-K
period 2020-12-31
Kodiak Sciences Inc.
filed 2021-03-01
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2020 as reported by the Nasdaq Global Market on such date, was approximately $1.6 billion. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 19, 2021, the registrant had 51,162,424 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

Table of Contents

Kodiak Sciences Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2020

i

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

•	the timing or likelihood of regulatory filings and approvals, including the potential to achieve FDA approval of KSI-301 in wet AMD, DME, RVO and DR;
•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	the success of competing products or platform technologies that are or may become available;
•	our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;
•	our expectation as to the concentration of retinal specialists in the United States and its impact on our sales and marketing plans;
•	our expectations regarding our ability to enter into manufacturing-related commitments, and the timing thereof;
•	future agreements with third parties in connection with the commercialization of our product candidates;
•	the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
•	existing regulations and regulatory developments in the United States and foreign countries;
•	the expected potential benefits of strategic collaboration agreements and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	potential claims relating to our intellectual property and third-party intellectual property;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the pricing and reimbursement of our product candidates, if approved;

•	our estimates regarding the impact of the novel coronavirus, or COVID-19, pandemic on our business and operations, the business and operations of our collaborators, and on the global economy;
•	our aspirational goals and objectives related to our human capital resources and workforce objectives;
•	our ability to attract and retain key managerial, scientific and medical personnel;
•	the accuracy of our estimates regarding the sufficiency of our cash resources, expenses, future revenue, capital requirements and needs for additional financing; and
•	our financial performance.

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

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K.

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

•	We may encounter substantial delays in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

•	We may encounter difficulties enrolling patients in our clinical trials, and our clinical development activities could thereby be delayed or otherwise adversely affected.
•

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

•

The regulatory approval processes of the FDA, EMA, NMPA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

•	We plan to conduct clinical trials for our product candidates outside the United States, and the FDA, EMA, NMPA and applicable foreign regulatory authorities may not accept data from such trials.
•

Our business is subject to complex and evolving U.S. and foreign laws and regulations relating to privacy and data protection. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, or monetary penalties, and otherwise may harm our business.

•

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

•	We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.
•

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

PART I

ITEM 1. BUSINESS

Overview

At Kodiak, we are bringing new science to the design and development of next generation retinal medicines. Our ABC Platform™ uses molecular engineering to merge the fields of antibody-based and chemistry-based therapies and is at the core of Kodiak's discovery engine. Our goal is to prevent and treat the major causes of blindness by developing and commercializing next-generation therapeutics for chronic, high-prevalence retinal diseases.

Throughout 2020 and into 2021, we have generated compelling clinical data with our most advanced product candidate, KSI-301, a novel anti-VEGF antibody biopolymer conjugate, which is designed to maintain potent and effective drug levels in ocular tissues for longer periods than the currently-marketed biologic medicines used to treat retinal diseases. We believe that KSI-301, if approved, has the potential to be an important therapy to treat patients with wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, macular edema due to retinal vein occlusion, or RVO, and diabetic retinopathy, or DR, as well as other vision-threatening diseases that are less prevalent but also may be responsive to anti-VEGF therapy.

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

Where Kodiak Stands Today

Growing KSI-301 Clinical Experience: We remain very pleased with the current clinical profile of KSI-301. Approximately 2,000 KSI-301 injections have been administered to approximately 500 patients representing approximately 350 patient-years of exposure. When and if we submit our planned single BLA in wet AMD, DME and RVO, we expect to have durability, efficacy and safety data on KSI-301 treatment in over 1,000 patients across our concurrent pivotal studies.

In our ongoing Phase 1b clinical study, we have administered multiple doses of KSI-301 over 52-weeks or more to treatment-naïve patients with wet AMD, DME or RVO, and we continue to observe promising durability, efficacy and safety data in each of the retinal diseases under study. Some patients have been given KSI-301 injections and followed for as long as two years in the Phase 1b study. KSI-301’s clinical durability continues to be supported with maturing data that demonstrate two in every three patients with wet AMD, DME, or RVO achieving six months or longer treatment-free intervals at Year 1. Additionally, KSI-301 continues to demonstrate an efficacy and safety profile that is tracking with standard of care anti-VEGF agents.

Thoughtfully Designed Pivotal Clinical Trials: Our ongoing registrational study program, designed based on an End of Phase 2 meeting we held in 2019 with the FDA, is assessing KSI-301 in four pivotal studies: two Phase 3 studies in DME (the GLEAM and GLIMMER studies), one Phase 2b/3 study in wet AMD (the DAZZLE study) and one Phase 3 study in RVO (the BEACON study). Each study protocol design has been optimized based on Phase 1b data and experience and will include similar treatment-naïve patient populations as in the Phase 1b, as well as tighter dosing interval ranging, tighter disease control criteria, decreased subjectivity for retreatments, high dose level of 2 mg, and each study has high statistical power for non-inferiority (>90%). The DAZZLE study completed recruitment in late 2020 and top-line results are expected in early 2022. Recruitment is underway for the GLEAM, GLIMMER and BEACON trials. We plan to expand the KSI-301 clinical study program in 2021 with one Phase 3 study (GLOW) in NPDR without DME, and potentially one or more additional clinical studies that could be beneficial for product labeling and/or reimbursement and market access purposes.

Investing with Conviction Commensurate with the Opportunity: Kodiak remains focused on thoughtful execution of our KSI-301 pivotal program, the requisite manufacturing efforts, the regulatory strategy and the pre-commercial readiness. As to manufacturing, in line with our “2022 Vision” which sees us submitting our initial BLA in 2022 and potentially commercializing KSI-301 in 2023, it is our intent to be able to supply millions of doses in Year 1 from our Lonza-Kodiak Ibex Dedicate facility designed from inception with Flex Up capabilities and capacity for double digit millions of doses per year to supply a growing market demand.

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

As a company, we remain independent. This independence provides us with the flexibility to adapt both R&D and commercial decision-making within the ever-changing domestic and global landscapes. We remain well capitalized and supported by a high-quality group of long-term stakeholders who understand what is needed to build, invest and execute commensurate with the opportunity.

Recent Developments

KSI-301 Phase 1b Study

Updated Year 1 durability, efficacy and safety data from our ongoing Phase 1b trial of KSI-301 in patients with treatment naïve wet AMD, DME or RVO were presented at the Angiogenesis, Exudation, and Degeneration 2021 – Virtual Edition meeting in February 2021. The data show 2 in every 3 patients are on a 6-month or longer treatment-free interval at Year 1 in each of the 3 major retinal vascular diseases after only 3 loading doses. Robust vision gains (particularly notable in the context of very good baseline vision) and robust retinal drying (when baseline anatomical characteristics are considered) were seen across all three diseases being studied. Strong anti-VEGF efficacy (achieving at Year 1 approximately 20/40 eye chart vision on average in wet AMD and approximately 20/32 vision on average in DME and RVO) and an encouraging safety profile continue to be observed across all three diseases. We believe the data continue to support the “anti-VEGF Generation 2.0” profile of KSI-301.

KSI-301 Pivotal Program

We saw robust patient enrollment in our DAZZLE pivotal study in wet AMD through the third quarter of 2020 and completed global patient recruitment in November 2020 – a potential reflection of the enthusiasm for KSI-301 on the part of clinical investigators and patients. With a one-year primary endpoint, we remain on track for DAZZLE top-line data readout in early 2022.

In the third quarter of 2020, we initiated two Phase 3 studies in DME (GLEAM and GLIMMER) and one Phase 3 study in RVO (BEACON). The randomization of treatment-naïve patients into these three studies is a critical step to build the clinical evidence for KSI-301 as a safe, effective and highly durable therapy for patients with retinal diseases. The initiation of the additional Phase 3 studies and the robust patient recruitment into DAZZLE represent strong operational progress towards our 2022 Vision of a single BLA filed for KSI-301 in wet AMD, DME, and RVO in 2022. Clinical trial applications for BEACON, GLEAM, and GLIMMER have been submitted and approved in countries across the EU. To date, we are pleased with progress in site activation, patient screening, and recruitment in these studies. We believe we are also on track to begin recruitment of the GLOW study in NPDR without DME in 2021.

Importantly, to date the data emerging in our Phase 1b study remain consistent and provide support for and confidence in our pivotal study designs.

Follow-on Equity Offering

On November 20, 2020, we completed a follow-on equity offering and issued and sold 5,972,222 shares of the Company’s common stock at a price to the public of $108.00 per share. The gross proceeds from this offering were $645.0 million, resulting in aggregate net proceeds of $612.0 million after deducting underwriting discounts and commissions and other offering costs.

Proceeds from the equity offering together with our current cash, cash equivalents and marketable securities are expected to advance the clinical programs for KSI-301 towards achieving our “2022 Vision” of a Biologics License Application, or BLA, of KSI-301 in 2022 for wet AMD, DME, RVO and potentially DR without DME, including the manufacturing activities necessary for BLA submission, as well as to advance our pipeline of drug candidates including KSI-501 and our triplet inhibitor drug candidates and for working capital and general corporate purposes.

Our current cash, cash equivalents and marketable securities which includes the net proceeds from the November 2020 public offering provide the resources for us to advance the KSI-301 program towards achieving our “2022 Vision,” and also to advance our pipeline of drug candidates including KSI-501 and our triplet inhibitor drug candidates, and for working capital and general corporate purposes.

Commercial Manufacturing

We successfully negotiated a long-term agreement with Lonza for the manufacture of KSI-301. This agreement will provide Kodiak with a custom-built bioconjugation facility with a capacity to supply millions of doses per year. With construction targeted for completion in early 2022, the Lonza-Kodiak Ibex facility will provide Kodiak with the facility needed for commercial-scale manufacturing of KSI-301. The scale is designed to support KSI-301’s potential to achieve significant market share as a new first-line agent designed to improve outcomes for patients with common and serious retinal vascular diseases.

COVID-19

We are continuing to monitor the global ongoing COVID-19 pandemic. Since the initial outbreak in early 2020, governments globally have taken preventative and protective actions, including but not limited to, restrictions on non-essential travel, business operations, and gatherings of individuals. The State of California, where our corporate office is located, declared a state of emergency and shelter-in-place order in March 2020. Although certain restrictions have eased, and phased re-openings are underway, it is not certain when such restrictions will be fully lifted, and recent resurgences in number and rates of infections, reactions to increased testing and/or further spreading of the virus may result in the return or implementation of more restrictive measures. Global financial markets have also experienced extreme volatility and as a result, economic uncertainties have arisen which could impact our operations and its financial position. The extent of the impact of the ongoing COVID-19 pandemic will depend on certain evolving developments, including the duration and spread of the outbreak, regulatory and private sector responses, and the impact on our employees, vendors including supply chain and clinical partners, all of which are uncertain and cannot be predicted.

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

During this pandemic, we continue to work closely with our clinical sites towards maximal patient safety and the lowest number of missed visits and study discontinuations. We have taken and continue to take proactive measures to maintain the integrity of our ongoing clinical studies. To date, we are seeing low levels of patient missed visits.

In response to the COVID-19 pandemic with regards to business operations, clinical trials, and manufacturing activities:

•

We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention, or CDC, and the State of California to protect the health and safety of our employees and the community. In particular, we have implemented remote work arrangements for certain employees since March 17, 2020.

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

•

To minimize the potential for disruption of our pivotal studies of KSI-301, we have refined our study designs, including sample size and country selection. We began enrollment of our pivotal DME (GLEAM and GLIMMER) and RVO (BEACON) studies in the third quarter of 2020 in the United States and aim to initiate the pivotal study in non-proliferative DR (GLOW) in the first half of 2021, dependent on the continued evolution of the COVID-19 pandemic. Ex-U.S. clinical trial application submissions are underway for GLEAM, GLIMMER and BEACON, and most have already been approved; recruitment activities are now underway in the EU. We believe we are still on track to achieve our “2022 Vision” objective of filing a single BLA in 2022 for KSI-301 in wet AMD, DME and RVO.

•	Our supply chain and manufacturing activities remain intact, and we do not currently anticipate disruptions to our clinical supply of KSI-301 due to COVID-19.
•

As we work towards commercial scale-up and manufacturing activities to support BLA submission, there is increasing competition with COVID-19 related vaccine and therapeutic programs for manufacturing related (i) materials such as resins, filters, sterile tubesets, pipette tips; (ii) personnel such as facility engineering and construction as well as plant engineers and workers; and (iii) production slots in cGMP facilities. We are carefully monitoring any potential impacts to our manufacturing activities and timelines with the objective to intersect clinical timelines, manufacturing timelines and number of doses available in the first year(s) after commercial launch. We believe we are still on track for a close intersection of these three key elements.

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

Additional Business Highlights

In 2020 and into the first quarter of 2021, additional highlights of our activities included:

•

Completed Lease Agreement for Kodiak’s New U.S. corporate offices: We have leased approximately 82,662 square feet located at 1200 Page Mill Road, Palo Alto, California and approximately 72,812 square feet located at 1250 Page Mill Road, Palo Alto, California. These newly leased buildings will serve as Kodiak’s U.S. corporate offices for office and laboratory space. We also leased approximately 10,750 square feet in Visp, Switzerland, for manufacturing support and supervision.

•

Supplemental Research Agreement with AbCellera: In October 2020, we announced that we entered a supplemental research agreement with AbCellera to generate additional therapeutic antibody candidates for novel disease targets in ophthalmology in support of our evolving research pipeline. We intend to progress these and other product candidates to address high-prevalence ophthalmic diseases.

•

Appointment of Charles Bancroft to Board of Directors: Charles Bancroft, formerly Chief Financial Officer of Bristol Myers Squibb (BMS), joined Kodiak’s Board of Directors as chair of our audit committee and member of our nominating and governance committee in April 2020. Mr. Bancroft recently retired from a successful career at BMS where he held a number of leadership roles in commercial, strategy and finance. Mr. Bancroft brings financial and management experience that will be vital to Kodiak as the company continues to scale and build its manufacturing and commercial capabilities.

Kodiak’s 2022 Vision and KSI-301 Accelerated Development Strategy

We believe we remain on track to achieve our “2022 Vision” of a single BLA submission and initial FDA approval for KSI-301 in wet AMD, DME and RVO in 2022 with a total of four pivotal trials - two in DME (GLEAM and GLIMMER), one in wet AMD (DAZZLE) and one in RVO (BEACON). These studies, together with our ongoing pivotal study in wet AMD, will be the basis of our intended BLA and supplemental BLA submissions. We currently expect to submit the wet AMD, DME, and RVO indications in a single initial BLA for KSI-301 and the DR indication (to be studied in the Phase 3 GLOW trial) in a supplemental BLA in the United States. We may also begin one or more additional KSI-301 clinical studies in 2021 that could be beneficial for product labeling and/or reimbursement and market access purposes.

We continue to invest in our science and our pipeline, including our bispecific ABC product candidate KSI-501 for retinal vascular diseases with a strong inflammatory component and our new triplet ABC product candidate KSI-601 for the high prevalence multifactorial retinal disease dry AMD.

Our 2022 Vision includes the following potential catalysts and milestones in 2021, 2022 and 2023, along with the important milestones achieved in 2019 and 2020 that support the accelerated development program:

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

Opportunity for Clinically Meaningful Differentiation

Current intravitreal anti-VEGF agents require frequent eye injections to achieve the best clinical results. When patients do not follow product labeling or miss treatments, improvements in their vision following treatment may be transient or decline over time. Real-world data demonstrate that most patients are not currently receiving their anti-VEGF therapy at the recommended intervals. We believe that our ABC Platform medicines could address this problem by requiring less frequent dosing, and the Year 1 Phase 1b clinical data with KSI-301 support meaningfully differentiated clinical profiles of KSI-301 relative to standard of care in each of the major retinal diseases treated today with anti-VEGF therapy. The current standard of care treatment regimens and the dosing regimens Kodiak intends to test in its pivotal trials with KSI-301 are shown in the below table.

Retinal disease:	Wet AMD	Diabetic macular edema	Retinal vein occlusion	Non-proliferative diabetic retinopathy
Current standard of care	Aflibercept once every 2 months, after 3 monthly loading doses	Aflibercept once every 2 months, after 5 monthly loading doses	Aflibercept once monthly (for both Branch and Central RVO)	Aflibercept once every 2 months, after 5 monthly loading doses

Kodiak’s Potential Dosing Regimen for KSI-301 (as studied in ongoing or anticipated pivotal trials)	KSI-301 once every 3, 4 or 5 months, after 3 monthly loading doses	KSI-301 once every 2 to 6 months, after 3 monthly loading doses	KSI-301 once every 2 months or longer, after 2 monthly loading doses	KSI-301 once every 6 months, after 3 initiating doses

Data From Our Ongoing Phase 1b Trial Continue to Demonstrate KSI-301’s Differentiated Profile

We have continued to make progress with our studies of KSI-301, and the Year 1 durability, efficacy and safety data we observe in the Phase 1b study continue to surpass our expectations. We now have more than 168 patient-years of clinical experience with KSI-301 in the Phase 1b study.

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

The figures below present the most recent data on durability and efficacy outcomes from the ongoing Phase 1b study presented at the Angiogenesis, Exudation, and Degeneration 2021 - Virtual Edition meeting, held in February 2021. Across all three diseases under study, improvements in vision and retinal anatomy were observed through Year 1 of patient follow-up, with stability in OCT and BCVA over time in the monthly follow-up intervals following the three mandatory loading doses. Year 1 data show 2 in every 3 patients are on a 6-month or longer treatment-free interval at Year 1 in each of the 3 major retinal vascular diseases after only 3 loading doses. Strong anti-VEGF efficacy (achieving at Year 1 ~20/40 eye chart vision on average in wAMD and ~20/32 vision on average in DME and RVO) and an encouraging safety profile continue to be observed across all three diseases. Vision is measured as change in BCVA, on a standardized eye chart, and retinal anatomy is measured as change in retinal CST using OCT imaging.

The Phase 1b study design, retreatment criteria, and patient baseline characteristics are described below. In the Phase 1b study, treatment-naïve patients with wet AMD, DME or RVO receive three monthly loading doses of KSI-301 at either the 2.5 mg or 5 mg dose levels and are followed thereafter; retreatment with KSI-301 is administered as per the protocol-specified retreatment criteria.

	wet AMD cohort	DME cohort	RVO cohort
Variable	(n=51)	(n=35)	(n=35)
Age, mean (SD), years	77.9 (10.5)	59.7 (11.7)	63.6 (12.6)
Gender, n (%), female	32 (62.7)	14 (40.0)	13 (37.1)
Race, n (%), White	48 (94.1)	28 (80.0)	31 (88.6)
BCVA, mean (SD), ETDRS letters	63.3 (13.3)	66.8 (10.2)	54.9 (15.4)
Snellen equivalent	~20/50	~20/50	~20/80
BCVA, Snellen 20/40 or better, n (%)	20 (39.2)	16 (45.7)	6 (17.1)
OCT CST, mean (SD), microns	450 (182)	453 (110)	675 (237)

SD = standard deviation; BCVA = best corrected visual acuity; OCT = optical coherence tomography; CST = central subfield thickness

The Phase 1b data in treatment-naïve patients demonstrate that the observed vision gains of 5.7 letters in wet AMD and 7.6 letters in DME at Year 1 are appropriate for the relatively high baseline vision. After one year of treatment, wet AMD subjects in our Phase 1b study were observed to have an average visual acuity of 69.7 eye chart letters or approximately 20/40 Snellen visual acuity, and DME subjects were observed to have an average visual acuity of 73.9 eye chart letters or approximately Snellen 20/32.

Although out Phase 1b study does not have an active comparator, the chart below places the observed baseline (pre-treatment) and one-year visual acuity outcomes in the context of the starting and one-year visual acuity metrics seen in other recent and historical clinical trials and also demonstrates how post-treatment average visual acuity is dependent on the starting (baseline) visual acuity.

Wet AMD

The data below are observed from 50 wet AMD patients who received all loading doses and reached Week 12 or later. These patients had good starting vision, approximately 64 letters. They experienced a visual acuity increase after 3 loading doses and maintained a gain of 5.7 letters, to an average BCVA of 69.7 letters (Snellen ~20/40), achieved with a mean of just 2.0 individualized doses. Supporting the extended durability, we see only a very slow fluctuation in the OCT over time, which compares favorably to the OCT fluctuations observed with existing anti-VEGFs given on shorter dosing intervals. The stability in BCVA over this interval is also consistent with the prolonged duration of KSI-301.

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

When comparing subjects with and without very high PED at baseline, which we defined as 500 microns or more total CST, the BCVA and OCT CST curves are similar in shape to those of the full cohort. Excluding give patients with high PEDs, the OCT CST values are lower at baseline and over time, and the standard error of the mean (SEM) error bars are narrower. Thus, those five patients with high PEDs thus pull the overall average CST value up.

Excluding those patients, the average retinal center subfield thickness is 316 microns after initiation of treatment with KSI-301, as measured using the Heidelberg OCT machine employed by the Phase 1b study sites, in which 305 microns is normal for a healthy (no AMD) female and 315 microns is normal for a healthy male.

Overall, 66% of our wet AMD patients have achieved a 6-months treatment-free interval at Year 1 and 74% of patients achieved a five months or longer treatment-free interval at Year 1. 80% of patients have received two or fewer retreatments in Year 1. Remarkably, 80% of these wet AMD patients have achieved a 6-month treatment free interval at least once during follow-up. As this is an anti-VEGF treatment naïve population, there is no pre-selection for “anti-VEGF responders” or patients who might require or be predicted to require less frequent dosing.

The data generated in wAMD patients in the Phase 1b study form a compelling data package. At Year 1, KSI-301 is achieving remarkable durability, strong efficacy that brings patients to an average ~20/40 vision on the Snellen chart and a favorable safety profile. Together with strong anti-VEGF activity on both vision (BCVA gains) and retinal anatomy (OCT drying) in the DME and RVO cohorts of the Phase 1b, we believe KSI-301 continues to track well towards its “Generation 2.0” profile.

Diabetic Macular Edema (DME)

We measure KSI-301 efficacy data in treatment naïve DME as change from baseline in BCVA and OCT CST. Below are data from the 32 DME patients who received all loading doses and reached Week 12 or later. These patients had good starting vision, approximately 66 letters. They experienced a visual acuity increase after three loading doses and maintained a gain of 7.6 letters, to an average BCVA of 73.9 letters (Snellen ~20/32), achieved with a mean of just 1.0 retreatments.

Consistent with the extended durability effect of KSI-301, we see again only slight fluctuations in the OCT over time, which compares favorably to the OCT fluctuations observed with existing anti-VEGF agents that are given on shorter dosing intervals.

The swim lane plot for DME durability is shown below. At Year 1, 94% of DME patients have achieved a three months or longer treatment-free interval. Of these patients, 84% have gone four months or longer, and 78% five months or longer at Year 1. Further, 69% have gone six-months or longer – as there is no cap to the treatment interval in the DME cohort. Half of patients did not require any retreatment at Year 1. 81% of patients have achieved a six months or longer treatment-free interval at least once during follow-up.

Retinal Vein Occlusion (RVO)

KSI-301 efficacy in treatment naïve RVO is also measured as change from baseline in BCVA and OCT CST. The 34 RVO patients that received all loading doses and reached Week 12 or later began with a lower visual acuity baseline of approximately 54 letters, typical of this disease. After three loading doses, their visual acuity substantially improved, with a 22.2 letter improvement at Year 1, to an average vision of 76.6 letters (Snellen ~20/32). The vision gain was maintained with an average of just 1.7 injections. A sustained OCT response with a decrease of 357 microns was also noted.

In this swim lane plot of the durability of individual patients with RVO, the disease with arguably the highest VEGF load, the bars in pink and orange now denote retreatment intervals of six months or longer and two months or shorter, respectively. 87% of RVO patients have achieved a three months or longer treatment-free interval at Year 1. Only 3% of patients were on a monthly treatment interval at Year 1. 75% of patients achieved a four months or longer treatment-free interval at Year 1, and 69% achieved a five months or longer interval at Year 1. Remarkably, given that many RVO patients require monthly therapy for the best results with existing medicines, 66% of patients have achieved a six months or longer treatment-free interval at Year 1.

Safety of KSI-301 Injections

We believe the safety profile of KSI-301 continues to be very encouraging. Now with 710 injections given in the Phase 1a/1b program (as of January 26, 2021), and with patients followed for as long as 26 months, we are continuing to track with the expectations set by the safety profile of the current standard of care intravitreal medicines.

None of the serious adverse events, or SAEs, observed have been reported as or deemed drug-related, and they are typical of the systemic SAEs expected in these patient populations. The ocular SAE of worsening cataract was in a diabetic patient with pre-existing cataract, was not drug-related, and resolved with routine cataract surgery. The ocular SAE of subretinal hemorrhage in a wAMD patient is often found in wAMD patients and was not drug-related.

There have been only two events (previously described) of intraocular inflammation. The events were mild in nature, both trace to 1+ grade cells in the vitreous, on a standardized scale where 0 is none and 4+ is severe. They resolved completely, and there was no vasculitis or retinitis in either patient. Both patients have done very well with substantial improvements in vision from baseline; each of them had gained 30 letters or 6 lines of vision as of their last visits.

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

The primary endpoint is at one year and is a non-inferiority comparison to Eylea, with a four-letter non-inferiority margin. The one-year endpoint is measured as the average of the BCVA change from baseline to weeks 48 and 52. All of the KSI-301 patients are analyzed together as a single group with respect to the primary comparison to Eylea. In the second year of the study, patients whose disease is stable can have their KSI-301 treatment interval extended, and patients originally randomized to Eylea will be re-randomized 1:1 to either continued Eylea or switched to every eight week KSI-301.

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

Retinal Vein Occlusion BEACON Study Design

The Phase 3 BEACON study (NCT04592419) in patients with RVO is a year-long study in which we will randomize 550 patients with treatment-naïve RVO, either branch or central vein type, to either every 8 weeks KSI-301 after two loading doses, or to monthly Eylea, for the first six months. The primary endpoint is at six months, with a non-inferiority margin of 4.5 letters.

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

Lucentis (ranibizumab), marketed by Genentech, Inc., a subsidiary of the Roche Group, in the United States and by Novartis AG outside the United States, and Eylea (aflibercept), marketed by Regeneron Pharmaceuticals, Inc. in the United States and by Bayer HealthCare LLC outside the United States, are anti-VEGF therapies that have become the standard of care for treating wet AMD and severe forms of DR based on pivotal clinical studies in which Lucentis was injected every four weeks and Eylea was injected every eight weeks (after three initial monthly doses in the case of wet AMD and after five initial monthly doses in the case of DR with DME). Beovu (brolucizumab), marketed worldwide by Novartis, was approved in late 2019 in the United States and early 2020 in Europe for the treatment of wet AMD and is injected every eight to 12 weeks after three initial monthly doses. It is not currently approved for diseases other than wet AMD. Avastin (bevacizumab), marketed for non-ocular indications by Genentech in the United States and by Roche outside of the United States, is an anti-VEGF cancer therapy that shares structural characteristics with Lucentis and is commonly used off-label to treat wet AMD, DME, and RVO through intravitreal injection dosed every four weeks.

Annual worldwide sales of branded anti-VEGFs for all indications totaled more than $11.5 billion in 2020. We believe that a substantial majority of these sales were in connection with the treatment of wet AMD and DME. Avastin, which is currently approved and marketed for the treatment of cancer, is also used off-label to treat wet AMD, DME, and RVO. We estimate that off-label Avastin represents approximately 60% of the U.S. wet AMD market by volume. We believe that an improved anti-VEGF therapy could further increase both adoption of approved therapies and extend the duration patients remain on treatment, and thus the total addressable market opportunity in wet AMD, DME/DR, and RVO could be substantial.

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

•

Real-world utilization of current anti-VEGFs results in undertreatment, which diminishes effectiveness. A divergence between the efficacy of Lucentis and Eylea in pivotal clinical trials and in the real world is evidenced in multiple studies and is increasingly recognized as an important unmet medical need. A 2017 report by the Angiogenesis Foundation suggested that the burden involved in monthly visits for evaluation and treatment causes patients and physicians to extend treatment intervals, which in turn results in undertreatment and visual outcomes that fall short of the results seen in clinical trials. For example, Lucentis was tested and failed to successfully extend the treatment interval to 12-week dosing, with patients going back to pre-treatment baseline or even losing vision at the end of the first year of treatment, on average. The Lucentis U.S. product labeling refers to this regimen as an option which is “not as effective” as monthly dosing. The FDA allowed an update to Eylea’s labeling to allow 12-week dosing, but only in the second year of treatment (after one full year of intensive treatment). The labeling refers to it as “not as effective as the recommended every 8-week dosing.” Even a small deviation from per label dosing can be devastating for vision. Missing as few as one or two injections in a year from Eylea’s recommended dosing results in almost one line of vision lost.

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

Total Market for Wet AMD

Annual worldwide sales of branded anti-VEGFs for all indications were an estimated $11.5 billion in 2020. We believe a substantial majority of these sales were in connection with the treatment of wet AMD, DME, and RVO. Avastin, which is currently approved and marketed for the treatment of cancer, is also used off-label to treat wet AMD, DME, RVO, and DR. We estimate that off-label Avastin represents approximately 60% of the U.S. wet AMD market by volume. We believe that an improved anti-VEGF therapy could further increase both adoption of approved therapies and extend the duration patients remain on treatment, and thus the total addressable market opportunity in wet AMD and DR could be substantial.

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

Total Market for DR

According to the Center for Disease Control, or CDC, and National Institutes of Health, or NIH, (1) an estimated 30 million people in the United States have diabetes, with approximately 1.5 million additional people in the United States diagnosed with diabetes each year, and (2) 285 million people worldwide have diabetes. We estimate that the number of people in the United States and the EU with DR in 2015 was approximately 28.5 million. According to the NIH, the number of Americans with DR is expected to nearly double from 2010 to 2050. The CDC estimates that approximately 900,000 Americans are affected by VTDR. We believe a substantial majority of the approximately $11.5 billion in global sales of branded anti-VEGFs in 2020 were for the treatment of wet AMD, DME and RVO, with only a small proportion of sales for the treatment of NPDR without DME. Furthermore, we believe that the frequent injections required by current anti-VEGF therapies may dissuade patients with mild or asymptomatic forms of DR from accepting treatment. A more durable agent such as KSI-301 could be attractive for these untreated patients and extend the anti-VEGF market to include patients with NVTDR.

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

In real-world practice, even a small deviation from per-labeled dosing can result in significant vision loss. In the PERSEUS Study, the real-world effectiveness of Eylea was evaluated in patients treated per-label (regular treatment) compared to patients treated irregularly. Patients treated regularly received a mean of 7.4 injections compared to 5.2 in the irregular treatment group. The initial vision gains seen after the loading doses started to decrease at month four, with vision returning, on average, to almost baseline in the irregularly treated patients, as shown in the graph below. The difference in vision of 4.6 letters gained between the two groups is statistically significant, and, more importantly, represents almost a line (five eye chart letters) of vision difference on average, which is recognized in the field as clinically meaningful. Additionally, in this study, the majority of patients (70.5%) did not receive regular treatment.

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

We also believe that these properties along with KSI-301’s delivery by intravitreal injection position it favorably compared to other therapies being studied in the clinic with the aim of long-interval dosing in retinal vascular disease. For example, both subretinal gene therapy and an implantable drug reservoir require the patient to undergo surgery, which is generally riskier than an intravitreal injection. This need for surgery may reduce the likelihood that those technologies could be useful for or adopted by a broad range of physicians and patients, especially those patients with earlier-stage disease. An implantable drug reservoir also leaves a foreign body permanently in the eye, with an attendant increased risk of infection or other long-term postoperative complications such as implant dislocation. Coated microsphere drug depots that deliver small-molecule receptor tyrosine kinase inhibitor drugs into the eye may leave a foreign residual material, which may cause visual symptoms and/or other safety problems. Additionally, receptor tyrosine kinase inhibitor drugs affect signaling through additional receptors other than VEGF receptor; the effects on the eye of this additional receptor inhibition, either good or bad, are not yet known. Likewise, intravitreally-administered gene therapy vectors have been associated with chronic intraocular inflammation in a high percentage of treated patients, which may limit the efficacy of these treatments, the ability to retreat the first eye or treat the second eye over time, and the overall adoption of these approaches if they are successful. Finally, bispecific antibodies that target VEGF as well as other angiogenic signaling pathways are attempting to increase durability of treatment effect both through high molar doses and the targeting of additional pathways beyond VEGF, but the antibodies being used are the same size as typical monoclonal antibodies (~150 kDa) and we believe they do not have any unique size or half-life extending properties.

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

KSI-501 is now in GMP manufacturing, and we are currently working towards IND submission in early 2022.

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

The key competitive factors affecting the success of KSI-301, if approved, are likely to be its efficacy, safety, method and frequency of administration, on-mechanism durability of therapeutic effect, convenience, price, the level of generic and biosimilar competition and the availability of coverage and reimbursement from government and other third-party payors. The method of administration of KSI-301, intravitreal injection, is commonly used to administer ophthalmic drugs for the treatment of severe disease and is generally accepted by patients facing the prospect of severe visual loss or blindness. However, a therapy that offers a less invasive method of administration might have a competitive advantage over one administered by intravitreal injection, depending on the relative safety of the other method of administration.

The current standard of care for wet AMD, advanced stages of DR (including DME), and RVO is monotherapy administration of anti-VEGF drugs, principally Avastin, Lucentis and Eylea, which are well-established therapies and are widely accepted by physicians, patients and third-party payors. Physicians, patients and third-party payors may not accept the addition of KSI-301 to their current treatment regimens for a variety of potential reasons, including:

•	if they do not wish to incur the additional cost of KSI-301;
•	if they perceive the addition of KSI-301 to be of limited benefit to patients;
•	if they wish to treat with more than an anti-VEGF drug;
•	if sufficient coverage and reimbursement are not available; and
•	if they do not perceive KSI-301 to have a favorable risk-benefit profile.

We are developing KSI-301 as an alternative to existing anti-VEGF drugs, including Avastin, Lucentis and Eylea. Accordingly, KSI-301 would directly compete with these therapies. While we believe KSI-301 will compete favorably with existing anti-VEGF drugs, future approved standalone or combination therapies with demonstrated improved efficacy over KSI-301 or currently marketed therapies with a favorable safety profile and any of the following characteristics might pose a significant competitive threat to us:

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

In addition to currently available therapies, we are aware of a number of products in preclinical research and clinical development by third parties to treat wet AMD, DME, RVO and DR. We expect that product candidates currently in clinical development, or that could enter clinical development in the near future, that inhibit the function of VEGF or inhibit the function of both VEGF and other factors, could represent significant competition if approved. These product candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. For example, Novartis has received FDA and EMA approval for Beovu (brolucizumab) for the treatment of wet AMD, and is studying Beovu as a potential treatment option for patients with DME and RVO. Roche is developing faricimab, a bispecific antibody targeting VEGF and another mechanism, in wet AMD, DME, and RVO, and recently presented Phase 3 data demonstrating the non-inferiority of faricimab to Eylea in wet AMD and DME. There are also several companies and research organizations pursuing treatments targeting other molecular targets, potential gene therapy treatments, stem cell transplant treatments and medical devices for the treatment of wet AMD, DME, DR, and RVO.

Because there are a variety of means to treat wet AMD, DME, DR, and RVO, our patents and other proprietary protections for KSI-301 will not prevent development or commercialization of product candidates that are different from KSI-301.

Funding Agreement

On December 1, 2019, we, and our subsidiary, Kodiak Sciences GmbH, entered into a funding agreement to sell a capped royalty right on global net sales of KSI-301 to BBA for $225,000,000. Under the funding agreement, BBA purchased the right to receive a capped 4.5% royalty on net sales following marketing approval of KSI-301 in exchange for $225,000,000 in committed development funding payable to us. Unless earlier terminated or re-purchased by us, the royalty “caps” or terminates upon the date that BBA has received an aggregate amount equal to 4.5 times the funding amount paid to us. Under the terms of the funding agreement, BBA was required to pay the first $100,000,000 of the funding amount at the closing of the funding transaction and the remaining $125,000,000 of the funding amount, subject to delivery of notice by the Company, payable upon enrollment of 50% of the patients in the RVO clinical program. We have the option, exercisable at any point during the term of the funding agreement, to repurchase from BBA 100% of the royalties due to BBA under the funding agreement for a purchase price equal to the funding amount paid to us as of such time times 4.5, less amounts paid by us to BBA. Under the funding agreement, BBA also received a right to a royalty interest on future net sales following marketing approval of other of our products that employ an anti-VEGF A, or VEGF-A, biology as a sole molecular or chemical biology. In the event we commercialize related products that contain both an anti-VEGF-A biology together with at least one additional molecular or chemical biology(ies), BBA would have the right to receive a fractional royalty of up to 2.25% for one additional molecular or chemical biology or 1.5% for two additional molecular or chemical biologies provided that such other products are being progressed in indications for, or patient populations with, retinal vein occlusion, wet AMD or diabetic macular edema, or indications or patient populations in which KSI-301 or a VEGF-A product has received marketing approval. Total royalty payments under the funding agreement are not to exceed the cap of 4.5 times the funding amount paid to us. The funding agreement was the result of a competitive process overseen by independent and disinterested directors of Kodiak with the assistance of outside counsel.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for approved human drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Other U.S. Regulatory Laws

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Many states have similar laws and regulations that may differ from federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payer. In addition, the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the ACA and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information related to payments or other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors, relating to the privacy, security, and transmission of such individually identifiable health information. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law.

Moreover, several states and local jurisdictions have enacted legislation requiring pharmaceutical manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices.

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

Data Privacy

Privacy laws in the U.S. are also increasingly complex and changing rapidly. For example, the California legislature enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California residents, and honor their requests to access, delete and opt-out of certain sharing of their personal information. The CCPA provides for civil penalties for violations. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. The CCPA itself will expand substantially as a result of California voters approving a November 2020 ballot measure that adopted the California Privacy Rights Act of 2020, or CPRA, which will, among other things, create a new administrative agency to implement and enforce California’s privacy laws effective January 1, 2023.

In addition, the processing of personal data in connection with clinical trials in the EU must comply with comprehensive data protection requirements imposed by EU’s General Data Protection Regulation, or GDPR. GDPR, which took effect on May 25, 2018, imposes stringent data protection requirements and provides for penalties for noncompliance that can include bans on processing personal data and fines of up to the greater of 20 million euros or four percent of worldwide annual revenues. The GDPR requires organizations to give detailed disclosures about how they collect, use and share personal information; in most cases, obtain explicit consent to process sensitive personal information, such as health or genetic information; contractually require vendors to meet data protection requirements; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information.

European data protection laws, including the GDPR, also restrict the transfer of personal information from Europe, including the European Economic Area, the United Kingdom and Switzerland, to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union adopted a decision in July 2020 invalidating the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the U.S. or most other countries. Authorities in Switzerland also have issued guidance raising similar questions about the Swiss-U.S. Privacy Shield and the Standard Contractual Clauses.

The failure to comply with any of these laws or regulatory requirements may result in possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant penalties, including administrative, civil, and criminal penalties, fines, imprisonment, disgorgement, injunctions, exclusion from participation in federal healthcare programs, integrity oversight and reporting obligations, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

U.S. Health Care Reform

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. Further, the United States, there have been and continue to be a number of healthcare-related legislative initiatives that have significantly affected the healthcare industry.  For example, there remain judicial challenges to certain aspects of the ACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was Tax Cuts and Jobs Act of 2017 (the Tax Act), the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the United States Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the United States Supreme Court ruling, other such litigation, and the healthcare form measures of the Biden administration will impact the ACA and our business. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

People’s Republic of China Drug Regulation

China heavily regulates the development, approval, manufacturing and distribution of drugs, including biologics. The legal framework for the administration of pharmaceutical products in China was established by the Drug Administration Law of the PRC (DAL). The DAL applies to entities and individuals engaged in the development, production, trade, clinical use, as well as supervision and administration of pharmaceutical products by regulatory agencies and provides a framework for regulating pharmaceutical manufacturers, pharmaceutical trading companies, medical institutions, and the research, development, manufacturing, distribution, packaging, pricing, and advertisement activities related to pharmaceutical products. The DAL was revised in 2019 (rDAL) and reflects the regulatory trend of strengthening the lifecycle management of drugs, balancing the development of innovative drugs and generic drugs, and enhancing drug review and enforcement. It also represents legislative efforts to address prominent problems of the pharmaceutical industry, such as high drug prices and counterfeit and substandard drugs.

The rDAL contains a dedicated chapter on the Marketing Authorization Holder (MAH) system. Subject to approval by the NMPA, MAHs will be allowed to transfer their marketing authorizations, although it is uncertain whether the transferability of MAH will offer more flexibility in structuring cross-border transactions. In addition, the implementation of the MAH system was accompanied by a range of new requirements for the MAHs, such as establishing a quality assurance system and being responsible for the whole process including all aspects of preclinical research, clinical trials, manufacturing and distribution, post-marketing research, adverse drug reaction monitoring and reporting.

The rDAL also requires MAHs, manufacturers, distributors, and medical institutions to establish and implement drug track and trace systems. A drug pharmacovigilance system will also be established to monitor, identify, evaluate and control adverse drug reactions and other possible drug-related problems. The NMPA will issue related standards and regulations regarding drug track and trace system.

The rDAL no longer requires the certification for good clinical practice (GCP), good supply practice (GSP), and GMP. Drug manufacturers and drug distributors must still comply with current requirements and the NMPA and its local counterparts are directed to strengthen their surveillance, including through regular and continuous site inspections, to ensure their compliance.

The rDAL creates an expanded access pathway for investigational drugs under which a company sponsor of a clinical trial in China can apply to establish an expanded access treatment program for patients with life-threatening disease who otherwise do not satisfy the inclusion criteria of a clinical trial. To qualify for expanded access: (1) the drug must be used for life-threatening diseases that lack effective treatment; (2) the drug must have demonstrated its potential efficacy based on medical observations; (3) such use is in line with ethical principles; (4) such expanded use has been reviewed and approved (although the approval pathway not clear), and has obtained patients’ informed consent; and (5) the drug must be used within the clinical trial institution and used on patients with similar conditions.

The rDAL also significantly increases and expands penalties for violations. Depending on various types of violations, the DAL imposes different penalties, including warnings, confiscation of illegal gains, fines of up to 5 million RMB (about $725,000) or up to 30 times of illegal gains, revocation of required business and operating licenses, certificates or approval documents for drugs, suspension of business, temporary (10 years) or permanent debarment of companies, institutions and responsible persons, and criminal liabilities in the case of serious violations.

There are still uncertainties with respect to the interpretation and implementation of the rDAL. We plan to monitor the implementation of the rDAL in China.

Regulatory Authorities and Recent Government Reorganization

In China, the NMPA is the primary regulator for pharmaceutical products and businesses. The agency was formed from the prior China Food and Drug Administration (CFDA) in 2018 as part of a complete government reorganization. The NMPA is no longer an independent agency and its parent agency is now the newly formed State Administration of Market Regulation (SAMR), into which agencies responsible for, among other areas, consumer protection, advertising, anticorruption, antitrust, fair competition and intellectual property have been merged.

Like the CFDA, the NMPA is still the chief drug regulatory agency and implements the same laws, regulations, rules, and guidelines as the CFDA. The agency regulates almost all of the key stages of the lifecycle of pharmaceutical products, including nonclinical studies, clinical trials, marketing approvals, manufacturing, advertising and promotion, distribution, and pharmacovigilance (i.e., post-marketing safety reporting obligations). The Center for Drug Evaluation (CDE), which remains under the NMPA, conducts the technical evaluation of each drug and biologic application for safety and efficacy.

The National Health Commission (NHC), formerly known as Ministry of Health (MOH) and National Health and Family Planning Commission (NHFPC), is China’s chief healthcare regulator. It is primarily responsible for overseeing the operation of medical institutions, which also serve as clinical trial sites, and regulating the licensure of hospitals and other medical personnel. Furthermore, the NHC and its local counterparts also oversee and organize public medical institutions’ centralized bidding and procurement process for pharmaceutical products.. This is the primary way that public hospitals and their internal pharmacies procure drugs and the NHC plays a significant role in drug reimbursement.

Pre-Clinical and Clinical Development

The NMPA requires preclinical data to support registration applications for new drugs, which includes safety assessment studies that meet the GLP standards, issued in 2003 and amended in 2017. The rDAL requires the NMPA to accredit GLP labs, and that nonclinical studies of chemical drug substances and preparations and biologics that are not yet marketed in China be conducted in GLP-certified labs. There are no approvals required from the NMPA to conduct preclinical studies.

Registration Categories

An applicant will need to determine the registration category for its drug candidate, prior to engaging with the NMPA on research and development and approval, which will determine the requirements for its clinical trial and marketing application. There are five categories for small molecule drugs: Category 1 (innovative drugs) refers to drugs that have a new chemical entity that has not been marketed anywhere in the world, Category 2 (improved new drugs) refers to drugs with a new indication, dosage form, route of administration, combination, or certain formulation changes not approved in the world, Categories 3 and 4 are for generics that reference an innovator drug (or certain well-known generic drugs) marketed either abroad or in China, respectively, and Category 5 refers to innovative or generic drugs that have already been marketed abroad but are not yet approved in China (i.e., imported drugs).

The categories are similar for therapeutic biologics, with Category 1 for new and innovative biologics that have not been approved inside or outside of China. Biosimilars are under Category 3. KSI-301 is classified as Category 1 based on the defined registration category by the NMPA.

Expedited Programs – Priority Evaluation and Approval Programs to Encourage Innovation

The NMPA has adopted several expedited review and approval mechanisms since 2009 and created additional expedited programs in recent years that are intended to encourage innovation. Applications for these expedited programs can be submitted after the CTA is admitted for review by the CDE. The NMPA’s Drug Registration Rules effective from July 1, 2020 (DRR) provides certain categories of drugs that may be eligible for priority status. If admitted to one of these expedited programs, an applicant will be entitled to more frequent and timely communication with reviewers at the CDE, expedited review and approval, and more agency resources throughout the approval process.

Clinical Trials and Marketing Approval

Upon completion of pre-clinical studies, a sponsor typically needs to conduct clinical trials in China for registering a new drug in China. The materials required for this application and the data requirements are determined by the registration category. The NMPA has taken a number of steps to increase efficiency for approving CTAs, and it has also significantly increased monitoring and enforcement of GCP to ensure data integrity.

Trial Approval

All clinical trials conducted in China for the purpose of seeking marketing approvals must be approved by the NMPA and conducted at hospitals satisfying GCP requirements. In addition to a standalone China trial to support development, imported drug applicants may establish a site in China that is part of an international multicenter trial (IMCT). Domestically manufactured drugs are not subject to foreign approval requirements, and in contrast to prior practice, the NMPA has decided to permit those drugs to conduct development via an IMCT as well.

The rDAL has now also adopted an implied approval system for clinical trials of new drugs. Trials can proceed if after 60 business days, the applicant has not received any objections from the CDE, as opposed to the lengthier previous clinical trial pre-approval process in which the applicant had to wait for affirmative approval. In addition, by abolishing the GCP accreditation system, the rDAL also expanded the number of trial sites and simplified the notification procedure followed by trial sites.

Clinical Trial Register

Clinical trials conducted in China must be registered and published through the Drug Clinical Trial Information Platform (http://www.chinadrugtrials.org.cn). Applicants are required to pre-register the trial information within one month after trial approval to obtain the unique trial registration number and to complete registration of certain information before the first subject is enrolled. If the foregoing pre-registration and registration is not obtained within one year after obtaining the clinical trial approval, the applicant shall submit an explanation, and if the procedure is not completed within three years, the clinical trial approval automatically expires.

Human Genetic Resources Regulation

The Regulation on the Administration of Human Genetic Resources (HGR Regulation) became effective on July 1, 2019. The HGR Regulation applies to all human genetic resources (HGR)-related activities for R&D purposes, including sampling, biobanking, use of HGR materials and associated data in China, and the provision or sharing of such materials or data with foreign parties.

The HGR Regulation applies to foreign parties, including foreign entities and entities established or controlled by foreign entities and individuals. Such foreign parties seeking access to China’s HGRs for scientific research, including clinical trials intended to support marketing approval of drugs and medical devices in China, must engage in collaborations with Chinese parties, such as Chinese hospitals. The HGR Regulation prohibits foreign parties from independently sampling or biobanking any China HGR in China and requires approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Any cross-border transfer of the HGR materials, either under an international collaboration or as a direct export, must be on an as-needed basis and requires approval. In addition, providing HGR data to foreign parties requires a record filing.

The HGR Regulation retains the provision in the Interim Measures for the Administration of Human Genetic Resources issued in 1998 (the Interim Measures) that parties should jointly apply for and own the patent rights arising from the results generated from international collaborations that utilize China HGR. Subject to approval, the parties may contractually agree on how to dispose of their patent rights and non-patent proprietary rights arising from the collaboration. As the joint ownership requirement is rather broad, it is unclear how this requirement will be implemented in practice.

The HGR Regulation also significantly increases and expands penalties for various violations, including warnings, disgorgement of illegal gains, confiscation of illegal HGR, fines up to 10 million RMB($1,450,000) or 5-10 times of illegal gains in the event such illegal gains exceed 1 million RMB ($145,000), and temporary (1-5 years) or permanent debarment of companies, institutions and responsible persons from future HGR projects regulated by the HGR Regulation.

Clinical Trial Process and Good Clinical Practices

As in other parts of the world, clinical trials in China typically have three phases. Phase 1 refers to the initial clinical pharmacology and human safety evaluation studies. Phase 2 refers to the preliminary evaluation of a drug candidate’s therapeutic efficacy and safety for target indication(s) in patients. Phase 3 (often the pivotal study) refers to clinical trials to further verify the drug candidate’s therapeutic efficacy and safety on patients with target indication(s) and ultimately provide sufficient evidence for the review of a drug registration application. The NMPA requires that the different phases of clinical trials in China receive ethics committee approval and comply with GCP. The NMPA conducts inspections on clinical trials conducted in China to assess GCP compliance and may refuse to approve the drug if it finds substantial issues in the trials. In addition, upon granting the drug registration certificate, NMPA may, at its sole discretion, require a Phase 4 trial to be conducted by MAH within a specified period of time so as to further monitor and obtain safety and efficacy data of the drug.

Pursuant to GCP, sponsors of clinical trials are responsible for proper packaging and labeling of drugs used for clinical trials, including that investigational drugs shall be consistent with the control drug or placebo in appearance, odor, packaging, labeling, and certain other features in double-blinded clinical trials. Pharmaceutical packaging must comply with national and professional standards or obtain approval from the provincial administration for medical products or bureau of standards if these standards are not available and need to be developed and implemented by the sponsors. Changes in such approved packaging standards need to be re-approved. Drugs of which the packaging standards are not approved shall not be released or marketed in China, except for those specifically supplied to the military.

Acceptance of Foreign Clinical Trial Studies

The NMPA may be flexible on the requirements of trials and data generated in China, dependent on the drug and the existing data. The NMPA has granted waivers for all or part of trials and has stated that it will accept data generated abroad (even if not part of a global study), including early phase data, that meets its requirements. In 2018, the NMPA issued the Technical Guidance Principles on Accepting Foreign Drug Clinical Trial Data (the Guidance Principles), as one of the implementing rules for the Opinions on Deepening the Reform of the Evaluation and Approval Systems and Encouraging Innovation on Drugs and Medical Devices (the Innovation Opinion). According to the Guidance Principles, data from foreign clinical trials must meet authenticity, completeness and accuracy requirements and such data must be obtained in compliance with the relevant requirements under the GCP of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH). Sponsors must be attentive to ethnic differences in the subject population that could be potentially meaningful.

New Drug Application (NDA) and Approval

Upon completion of clinical trials, a sponsor may submit clinical trial data to support marketing approval for the drug. For domestically manufactured drugs, NDA sponsors must submit data derived from the submitted drugs in support of their approval. Under the rDAL, upon approval of the registration application, the NMPA will issue a drug registration certificate to the applicant which is in fact the marketing approval of the drug, and the applicant is no longer required to be equipped with relevant manufacturing capability.

Manufacturing and Distribution

All facilities that manufacture drugs in China must receive a drug manufacturing license with an appropriate “scope of manufacturing” from the local drug regulatory authority. This license must be renewed every five years, and the manufacturing facility is also required to be in compliance with GMP.

New Drug Monitoring Period

Previously, new varieties of domestically produced drugs approved under Categories 1 or 2 in China could be placed under a monitoring period for three to five years. Category 1 innovative drugs were monitored for five years. During the monitoring period, the NMPA would not approve another CTA from another applicant for the same type of drug, except if another sponsor had an approved CTA at the time that the monitoring period was initiated, it could proceed with its trial and once approved become another drug that was part of the monitoring period. The DRR has abolished these new drug monitoring period programs; however, drugs that had been placed under a monitoring period before the DRR took effect are still entitled to exclusivity before the monitoring periods end.

Post-Marketing Surveillance

Under the rDAL, the MAH of a drug is ultimately responsible for pharmacovigilance, including quality assurance, adverse reaction reporting and monitoring, and product recalls. Distributors and user entities (e.g., hospitals) are also required to report, in their respective roles, adverse reactions of the products they sell or use, and assist the MAH with any product recalls. An MAH for a drug that is currently under the new drug monitoring period must report all adverse drug reactions (as opposed to just serious adverse reactions) for that period.

Advertising and Promotion of Pharmaceutical Products

China has a strict regime for the advertising of approved medicines. No unapproved medicines may be advertised. The definition of an advertisement is very broad and does not expressly exclude scientific exchange. It can be any media that directly or indirectly introduces the product to end users. There is no clear line between advertising and any other type of promotion.

Regulatory Intellectual Property Protections

In January 2020, the United States and China signed the Economic and Trade Agreement Between the United States of America and the PRC (the Trade Agreement), in which, among other things, China agreed to provide effective protection and enforcement of pharmaceutical-related intellectual property rights, such as patents and undisclosed test or other data submitted as a condition of marketing approval. These provisions of the Trade Agreement will need to be implemented in China. In October 2020, amendments to the PRC Patent Law (the Amended PRC Patent Law) were adopted, effective June 1, 2021, which contains both patent term extension and a mechanism for early resolution of patent disputes, that may be comparable to patent linkage in the United States. There is uncertainty around the scope and implementation of the patent term extension and the early resolution mechanism as the provisions are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed.

Regulatory Data Protection

The Innovation Opinion provided a foundation for regulatory data protection to protect innovative drugs and will be available for undisclosed clinical trial data of drugs within the following categories: innovative drugs, innovative therapeutic biologics, drugs that treat orphan diseases, pediatric drugs, and drugs for which there has been a successful patent challenge. According to the Trade Agreement, China has committed to providing for effective protection of undisclosed clinical trial or other data submitted as a condition of marketing approval.

The NMPA has published draft regulations for public comment that would set regulatory data protection for innovative small molecule drugs at six years and for innovative therapeutic biologics at 12 years; pediatric and orphan drugs would receive six years to run concurrently from their approval dates. Full terms of protection would require reliance on local trials or sites of multi-center trials in China and simultaneous submissions of marketing applications in China and other countries. Submissions in China that are up to six years later than those abroad would result in the term being reduced to 1-5 years and submissions over six years later in China may not receive protection.

Patent Linkage

The Innovation Opinion also established the basic elements of a patent linkage system to protect innovators. A follow-on applicant would be required to identify patents that are relevant to its application and notify those relevant patent right holders (including, innovators) within a specified period after filing an application, permitting the patent holders the ability to protect their rights. The system will require that the NMPA continue to review the potentially infringing follow-on application during any lawsuit by the innovator and that the NMPA may not approve the follow-on application pending resolution of the patent litigation in favor of the follow-on application or for a specified period of time, whichever is shorter. Similarly, the Trade Agreement also adopted certain elements of a patent linkage system (notice to the patent right holder of the follow-on application, time and opportunity for that right holder to sue or to seek expeditious remedies, obtain a timely resolution of the patent dispute) but did not explicitly mention a stay of marketing approval of the follow-on application.

The Amended PRC Patent Law provides a cause of action to allow a patent holder to initiate a declarative action during the regulatory review process of a drug to determine whether the drug falls within the patent scope, that may be comparable to the patent linkage system in the United States. There is uncertainty around the scope and implementation of the early resolution mechanism as the provisions are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed.

Patent Term Extension

In early 2019, pursuant to the Innovation Opinion, the National People’s Congress issued a proposal for patent term extension as part of a proposed amendment to the Patent Law. The Amended PRC Patent Law provides that the China National Intellectual Property Administration shall provide patent term extension, similar to the United States, for the patent term lost during the regulatory review process of a new drug upon the patent holder’s request. The extended term shall not exceed five years, and the total patent term after market entry of the new drug shall not exceed 14 years. The Trade Agreement also provides for patent term extension to compensate for unreasonable delay that occurs during pharmaceutical product marketing approvals. There is uncertainty around the scope and implementation of the patent term extension as the provisions are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed.

Other PRC national- and provincial-level laws and regulations

Pharmaceutical companies operating in China are subject to changing regulations under many other laws and regulations administered by governmental authorities at the national, provincial and municipal levels, some of which are or may become applicable to our business. For example, regulations control the confidentiality of patient medical information and the circumstances under which patient medical information may be released for inclusion in our information systems or released by us to third parties. These laws and regulations governing both the disclosure and the use of confidential patient medical information may become more restrictive in the future, including restrictions on transfer of healthcare data. The Cybersecurity Law that took effect in 2017 designates healthcare as a priority area that is part of critical information infrastructure, and China’s cyberspace administration is working to finalize a draft rule on cross-border transfer of personal information.

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. CMS has proposed to expand Medicaid rebate liability to the territories of the United States as well.

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

We have prosecuted numerous patents and patent applications and possess know-how and trade secrets relating to the development and commercialization of our ABC Platform and product candidates, including related manufacturing processes and technology. As of December 31, 2020, we were the assignee of record for approximately five U.S. issued patents, and approximately 13 U.S. pending patent applications directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as 28 patents issued in jurisdictions outside of the United States and 66 patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. We also have one pending PCT application. For example, these patents and patent applications include claims directed to:

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

US Appl. No. 15/368,376, AU Patent No. 2011239434, AU Patent No. 2017201930, CA Patent No. 2795667, EP Patent No. 2558538, JP Patent No. 6568748, JP Patent No. 6754749, MX Patent No. 365521, and foreign applications in certain jurisdictions claiming priority to PCT/US2011/032768

	4/15/2031	Representative claims include conjugates

US 8,765,432, US Appl. No. 15/099,234, AU Patent No. 2010330727, CA Patent No. 2783615, EP Patent No. 2512462, EP Patent No. 3254678, CN Patent No. ZL201080062252.7, HK Patent No. 1247828, IN Patent No. 319269, JP Patent No. 5760007, JP Patent No. 5990629, JP Patent No. 6416832, JP Patent No. 6777706, MX Patent No. 346423, MX Patent No. 374020, KR Patent No. 10-1852044, MO Patent No. J/002943, and foreign applications in certain jurisdictions claiming priority to PCT/US2010/061358

	5/10/2030	Representative claims include copolymers and methods of making copolymers (ABC Platform specifically)

US 10,702,608, US Appl. No. 16/781869, EP Patent No. 3041513, JP Patent No. 6463361, JP Patent No. 6732056, and foreign applications in certain jurisdictions claiming priority to PCT/US2014/054622	12/21/2034	Representative claims include polymers and method of making polymers

US Appl. No. 15/394500 and foreign applications in certain jurisdictions claiming priority to PCT/US2016/069336	12/29/2036	Representative claims include antibody and antibody conjugate claims, as well as methods of making and using the conjugates

US Appl. No. 17/066856 and PCT Application No. PCT/US2020/055074	10/9/2040	Representative claims include method of treating an eye disorder using the antibody conjugates

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

We have filed 34 trademark applications. These include two applications that have matured to registration in the United States. One application has been abandoned in the United States. Sixteen of our applications have matured to registration, of which ten are in China, and one is in each of Canada, the European Union, Japan, Singapore, Switzerland and the United Kingdom. We have eleven pending trademark applications, of which three are in the United States and eight are in China. We also may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section on “Risk Factors—Risks Related to Intellectual Property.”

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

Human Capital Management

As of February 19, 2021, we had 72 employees worldwide, of whom 8 were based outside of the U.S. Of these employees, 55 employees were engaged in or support research, development and clinical activities, 19 of whom hold a Ph.D. degree or M.D. (or equivalent) degree. None of our employees are subject to a collective bargaining agreement. Given our expanding operations and need to further grow our headcount to support our business, we continually assess employee turnover, recruitment initiatives, compensation and benefits programs, safety in performing critical laboratory work, diversity and other matters relevant to human capital management, and we review results with our Board of Directors on a periodic basis. We aim to offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations and in each of employee groups at each level around the globe as assessed with internal and external benchmarking data. We aim to build a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.

Legal Proceedings

As of the date of this annual report, we are not a party to any material legal proceedings. In the normal course of business, we may be named as a party to various legal claims, actions and complaints. We cannot predict whether any resulting liability would have a material adverse effect on our financial position, results of operations or cash flows.

Additional Information

We maintain an internet website at the following address: https://kodiak.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

KSI-301 is our only product candidate currently in clinical trials. It may be years before a registrational-type trial is completed, if at all. Further, we cannot be certain that either KSI-301 or any of our product candidates will be successful in clinical trials.

Our early encouraging preclinical and Phase 1/1b clinical trial results for KSI-301 in the respective indications are not necessarily predictive of the results of our ongoing or future discovery programs or any future preclinical or clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported or unobserved adverse events as more patients are treated with KSI-301 and followed for longer periods of time.

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

If any of these events occur, we may be forced to abandon our development efforts for a product candidate or candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations. Failure of a product candidate may occur at any stage of preclinical or clinical development, and, because our product candidates and our ABC Platform are in development, there is a relatively higher risk of failure and we may never succeed in developing marketable products or generating product revenue.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND application or a clinical trial application, or CTA, will result in the FDA, European Medicines Agency, or EMA, China National Medical Products Administration, or NMPA, or any other regulatory authority as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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
•

imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND or amendment, CTA or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or study sites; developments on trials conducted by competitors for related technology that raises FDA, EMA, NMPA or any other regulatory authority concerns about risk to patients of the technology broadly; or if the FDA, EMA, NMPA or any other regulatory authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•

delays in identifying, recruiting and enrolling suitable patients to participate in our clinical trials, and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties, or us to adhere to clinical trial requirements;
•

failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices, or cGCPs, requirements, or applicable EMA, NMPA or other regulatory guidelines in other countries;

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, NMPA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, NMPA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, NMPA or other comparable foreign regulatory authorities.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal disease indications for which we have product candidates, including wet AMD, DME/DR, and RVO. Certain of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD, DME/DR, and RVO. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to educate these parties on the benefits of switching to KSI-301. Companies that we are aware are developing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer and Regeneron, AbbVie/Allergan, Mylan, Momenta, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of retinal disease indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA, NMPA or other regulatory approval for their products more rapidly than we may obtain approval for ours. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

These challenges are magnified by the international nature of our supply chain, which, for KSI-301, requires drug substance and drug product sourced from single source suppliers from China, Japan, the United Kingdom and Switzerland. For example, the effects of health epidemics, including the ongoing COVID-19 pandemic and the resulting shelter-in-place, travel or similar restrictions may impact the timing of clinical resupply facing and BLA facing manufacturing activities.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, NMPA and foreign regulatory authority approval processes and continuous oversight. We will need to contract with manufacturers who can meet all applicable FDA, EMA, NMPA and foreign regulatory authority requirements, including complying with current good manufacturing practices, or cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, NMPA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, NMPA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in pivotal clinical trials and published in peer-reviewed journals;
•	the potential and perceived advantages compared to alternative treatments;
•	the ability to offer our products for sale at competitive prices;
•	the ability to offer appropriate patient access programs, such as co-pay assistance;
•	the extent to which physicians recommend our products to their patients;
•	convenience and ease of dosing and administration compared to alternative treatments;
•	the clinical indications for which the product candidate is approved by FDA, EMA, NMPA or other regulatory agencies;
•

product labeling or product insert requirements of the FDA, EMA, NMPA or other comparable foreign regulatory authorities, including any limitations, contraindications or warnings contained in a product’s approved labeling;

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the medicine is approved by the FDA, EMA, NMPA or other comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

Our product candidates may face competition from biological products that are biosimilar to or interchangeable with our product candidates sooner than anticipated.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

The regulatory approval processes of the FDA, EMA, NMPA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

The time required to obtain approval by the FDA, EMA, NMPA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We have not submitted for or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the FDA, EMA, NMPA or comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•

the FDA, EMA, NMPA or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use of our products;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•

we may be unable to demonstrate to the FDA, EMA, NMPA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication, when compared to the standard of care, is acceptable;

•	the FDA, EMA, NMPA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•

the FDA, EMA, NMPA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA, EMA, NMPA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects.

We plan to conduct clinical trials for our product candidates outside the United States, and the FDA, EMA, NMPA and applicable foreign regulatory authorities may not accept data from such trials.

We plan to conduct one or more of our clinical trials outside the United States, including Europe, China and other foreign countries. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, NMPA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice and (2) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, NMPA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including any trials that we may conduct in China. If the FDA, EMA, NMPA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming, would delay aspects of our business plan and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA, EMA or NMPA grants marketing approval of a product candidate, we would not be permitted to manufacture, market or promote the product candidate in other countries unless and until comparable regulatory authorities in foreign jurisdictions had approved the candidate for use in their countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials. There can be no assurance that any clinical trials conducted in one jurisdiction will be accepted by regulatory authorities in other jurisdictions.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA, EMA, NMPA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA or marketing authorization application, or MAA. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a REMS), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, NMPA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved BLA or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

Since the ACA’s enactment, there have been, and continue to be, numerous challenges to the ACA. Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA.  While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. In addition, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the United States Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the United States Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA, EMA, NMPA and other comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA, EMA, NMPA and other comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. Employee misconduct could also involve the improper use of, including improper trading based upon, information obtained in the course of clinical studies, which could result in regulatory sanctions and serious harm to our reputation.

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

•

the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

Beginning in 2022, applicable manufacturers also will be required to report such information related to payments or other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.; and

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

A wide variety of provincial, state, national, and foreign laws and regulations apply to the collection, use, retention, protection, disclosure and transfer of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union’s General Data Protection Regulation, or GDPR, which took effect on May 25, 2018, imposes stringent data protection requirements and provides for penalties for noncompliance that can include bans on processing personal data and fines of up to the greater of 20 million euros or four percent of worldwide annual revenues. The GDPR requires organizations to give detailed disclosures about how they collect, use and share personal information; in most cases, obtain explicit consent to process sensitive personal information, such as health or genetic information; contractually require vendors to meet data protection requirements; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information.

European data protection laws, including the GDPR, also restrict the transfer of personal information from Europe, including the European Economic Area, the United Kingdom and Switzerland, to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union adopted a decision in July 2020 invalidating the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the U.S. or most other countries. Authorities in Switzerland also have issued guidance raising similar questions about the Swiss-U.S. Privacy Shield and the Standard Contractual Clauses. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield, the Swiss-U.S. Privacy Shield and the Standard Contractual Clauses. Although we and third party service providers rely primarily on individuals’ explicit consent to transfer certain information from Europe to the U.S. and other countries, in certain cases we and third parties we work with have relied on the EU-U.S. Privacy Shield and the Standard Contractual Clauses. If we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or implement other valid compliance solutions, we may face increased exposure to fines under European data protection laws as well as bans on processing personal information from Europe. Inability to import personal information from Europe may also impact our operations in the European Economic Area and Switzerland and require us to incur significant costs to increase our data processing capabilities in Europe.

In addition, it is unclear whether the transfer of personal information from the EU to the United Kingdom will continue to remain lawful under the GDPR in light of Brexit. Pursuant to a post-Brexit trade deal between the United Kingdom and the EU, transfers of personal information from the European Economic Area to the United Kingdom are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the EU Commission makes an adequacy finding with respect to the United Kingdom before the end of that period, the United Kingdom will be considered a “third country” under the GDPR and transfers of European personal information to the United Kingdom will require an approved compliance mechanism to render such transfers lawful under the GDPR. Although the United Kingdom’s primary data protection legislation is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated after Brexit. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Privacy laws in the U.S. are also increasingly complex and changing rapidly. For example, the California legislature enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California residents, and honor their requests to access, delete and opt-out of certain sharing of their personal information. The CCPA provides for civil penalties for violations. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. The CCPA itself will expand substantially as a result of California voters approving a November 2020 ballot measure that adopted the California Privacy Rights Act of 2020, or CPRA, which will, among other things, create a new administrative agency to implement and enforce California’s privacy laws effective January 1, 2023. While certain clinical trial activities are exempt from the CCPA’s requirements, other personal information that we handle may be subject to the CCPA, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities.

The GDPR, CCPA and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. We are working to comply with the privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. It is possible that the GDPR, CCPA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.

Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in regulatory fines and bans on processing personal information, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could materially affect our business, financial condition, results of operations and growth prospects.

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

We rely on trademarks, service marks, tradenames and brand names. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, any registered or unregistered trademarks or trade names that we currently have or may in the future acquire may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. We own a registered trademark for the mark “KODIAK” and “KODIAK SCIENCES” in the United States. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We engage a third party watching service to monitor use by third parties of names that are identical or similar to our name. We have identified at least two companies that are using names that we continue to monitor. We have sent cease and desist letters to two companies and filed a trademark opposition proceeding against one company. If we deem it appropriate, we may decide to take further action with respect to those companies. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

As of February 19, 2021, we had 72 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer a cybersecurity incident that could harm our business.

In the course of our business, we collect, store and transmit proprietary, confidential and sensitive information, including personal information. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants, and other third parties on which we depend to operate our business, may be vulnerable to security breaches, loss, damage, corruption, unauthorized access, use or disclosure, or misappropriation. Such incidents may also result from errors or malfeasance by our personnel or the personnel of the third parties with which we work, malware, viruses, software vulnerabilities, hacking, denial of service attacks, social engineering (including phishing), ransomware, credential stuffing or other cyberattacks, including attacks by state-sponsored organizations or sophisticated groups of hackers.

While we have developed systems and processes designed to protect the integrity, confidentiality and security of the confidential and personal information under our control, we cannot assure you that our security measures or those of the third parties we depend on will be effective in preventing cybersecurity incidents. There are many different and rapidly evolving cybercrime and hacking techniques, and we may be unable to anticipate attempted security breaches, identify them before our information is exploited, or react in a timely manner.

Additionally, as a result of the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment and outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks, and unauthorized dissemination of proprietary or confidential information, any of which could have a material adverse effect on our business.

Although to our knowledge, we have not experienced a material system failure or cybersecurity incident to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business.

Cybersecurity incidents and any unauthorized access or disclosure of our information or intellectual property could also compromise our intellectual property, expose sensitive business information, expose the personal information of our employees, require us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Such incidents could also subject us to significant liability, harm our competitive position and delay the further development and commercialization of our product candidates.

We cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

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

Following the result of a referendum in 2016, the United Kingdom, or UK, left the European Union, or EU, on January 31, 2020, commonly referred to as Brexit.  Pursuant to the formal withdrawal arrangements agreed between the UK and the

EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply.  A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020.

Since a significant proportion of the regulatory framework in the UK, is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime applicable to our operations, including with respect to our ability to obtain regulatory approvals of our product candidates in the EU. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the European Medicines Agency, or EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain.  It is currently unclear whether the Medicines & Healthcare products Regulatory Agency, or MHRA, in the UK is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, would delay or prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period.  Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future.  We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

In addition, our current and future clinical trials may be materially and adversely affected by the COVID-19 outbreak in the future. Site initiation and patient enrollment may be further delayed due to prioritization of hospital resources toward the COVID-19 outbreak. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may and adversely impact our clinical trial operations. Kodiak staff and/or our CRO partners may not be able to travel to study sites, impacting further site initiations and in-person monitoring of study data quality. Other Kodiak vendors on whom we depend, such as supply chain and logistics partners and our image reading centers may be disrupted, and our operations could be affected. Our clinical studies enroll patients who have underlying risk factors such as advanced age, hypertension and/or diabetes which could lead to higher than expected study discontinuation rates and/or missed visit rates if these patients are adversely affected by the COVID-19 outbreak. To date, we are seeing low levels of patient missed visits (<5%). Additionally, the pandemic could result in delayed recruitment in some or all of our clinical studies that are currently recruiting patients, for example if as a consequence of the pandemic patients are not willing to be seen by their physician as frequently as our study protocols require.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

The extent to which the risks and evolving effects of the COVID-19 pandemic impact our business and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease, including the effectiveness and timing of vaccine programs in the U.S. and worldwide. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, the Company had $50.1 million of federal and $171.0 million of state net operating loss, or NOLs, that may be available to offset future taxable income. A portion of the federal NOL carryforwards begin to expire in 2035 and the state NOL carryforwards begin to expire in 2035, if not utilized. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

The Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. Federal NOLs arising in tax years beginning after December 31, 2017 are permitted to be carried forward indefinitely, but carryback of such NOLs is generally permitted to the prior five taxable years only for NOLs arising in taxable years beginning before 2021. In addition, under the Tax Act, as modified by the CARES Act, the deductibility of federal NOLs incurred in taxable years beginning after December 31, 2017 is limited in taxable years beginning after December 31, 2020. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. The new limitations on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

Risks Related to Our Business, Financial Condition and Capital Requirements

We are in the clinical stage of drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Except for KSI-301, we have not initiated clinical trials for any of our other product candidates. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and early stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net losses of $133.1 million, $47.4 million and $41.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $291.2 million.

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

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $969.0 million. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may prove inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

General Risk Factors

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

A failure to maintain an effective system of internal control over financial reporting could result in material misstatements of our financial statements in future periods and may impair our ability to comply with the accounting and reporting requirements applicable to public companies. Furthermore, our business, financial position, and results of operations could be adversely affected.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Any failure to maintain effective internal controls could also have an adverse effect on our business, financial position and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices are located in Palo Alto, California, where we lease approximately 155,000 square feet of office, research and development, engineering and laboratory space pursuant to lease agreements commending in June 2020. The initial lease term for 1200 Page Mill Road is 6.5 years and 13 years for 1250 Page Mill Road.

We continue to lease office and laboratory space at 2631 Hanover Street in Palo Alto, California, which commenced in January 2013. In March 2016, we executed a third lease amendment agreement that became effective March 31, 2016 and extended the lease term until October 31, 2023. The facilities in Palo Alto, California houses substantially all of our personnel.

In April 2020, we entered into a lease agreement for office and laboratory space at Rottenstrasse 5 in Visp, Switzerland. The space is approximately 1,000 square meters. The initial lease term is 5 years, with automatic renewals every 5 years for a maximum lease term of 15 years.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the trading symbol “KOD”.

Holders of Common Stock

As of February 19, 2021, there were approximately 29 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Operating expenses
Research and development	$107,389	$37,506	$18,793	$22,022	$14,053
General and administrative	28,618	11,684	7,581	3,499	3,098
Total operating expenses	136,007	49,190	26,374	25,521	17,151
Loss from operations	(136,007)	(49,190)	(26,374)	(25,521)	(17,151)
Interest income	2,902	1,568	617	—	—
Interest expense	(25)	(8)	(5,519)	(1,185)	(6)
Other income (expense), net	34	265	(4,688)	(1,230)	25
Loss on extinguishment of debt	—	—	(5,479)	—	—
Net loss	$(133,096)	$(47,365)	$(41,443)	$(27,936)	$(17,132)
Net loss per share attributable to common stockholders, basic and diluted	$(2.91)	$(1.25)	$(2.77)	$(3.72)	$(2.38)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	45,741,845	37,853,616	14,976,515	7,515,336	7,211,360

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$968,974	$348,177	$88,254	$1,395	$9,622
Working capital	940,583	327,519	85,623	(7,563)	7,682
Total assets	1,067,347	358,866	92,189	3,244	12,114
Total liabilities	206,596	13,507	5,356	21,965	3,180
Accumulated deficit	(291,227)	(158,131)	(110,766)	(69,323)	(41,387)
Total stockholders’ equity (deficit)	860,751	345,359	86,833	(68,738)	(41,083)

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

Overview

Kodiak Sciences (we or the Company) is a biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases in the United States and additional international markets. We are bringing new science to the design and development of next generation retinal medicines. Our ABC PlatformTM uses molecular engineering to merge the fields of antibody-based and chemistry-based therapies and is at the core of Kodiak’s discovery engine. Our lead product candidate, KSI-301, is a novel anti-VEGF antibody biopolymer conjugate generating compelling data in treatment naïve patients with retinal vascular diseases. Our pivotal program is exploring KSI-301 in wAMD, DME, RVO and non-proliferative diabetic retinopathy. Our hope with KSI-301 is to meaningfully change the treatment paradigm for all patients with retinal vascular diseases. Our pipeline, including product candidates KSI-501 and KSI-601, aims to bring a similar ethos of drug development to other unmet needs in retina such as dry AMD and glaucoma.

Our goal is to prevent and treat the major causes of blindness by developing next-generation therapeutics for chronic, high-prevalence retinal diseases. Our overall objective is to develop our product candidates, seek FDA and worldwide health authority marketing authorization approvals, and ultimately commercialize our product candidates.

Product Candidates

KSI-301

Kodiak's lead product candidate, KSI-301, is a novel anti-VEGF antibody biopolymer conjugate being developed for the treatment of retinal vascular diseases including age-related macular degeneration, a leading cause of blindness in elderly patients, and diabetic eye diseases, a leading cause of blindness in working-age patients. We continue to observe promising safety, efficacy and clinical durability data through 52-weeks in our ongoing Phase 1b study of KSI-301 in treatment-naïve patients with wet AMD, DME or RVO. Based on the encouraging data from our Phase 1b study, we have expanded the KSI-301 clinical pivotal program in the third quarter of 2020, and we have entered into the manufacturing-related commitments necessary for KSI-301’s commercial scale-up and BLA submission. We successfully recruited patients into both of our paired pivotal studies in DME (GLEAM and GLIMMER) and into our pivotal study in RVO (BEACON) in the third quarter of 2020. The pivotal study for wet AMD (DAZZLE) began recruiting in the third quarter of 2019 and completed patient enrollment in the fourth quarter of 2020. Approximately 2,000 KSI-301 injections have been administered to approximately 500 patients, representing approximately 350 patient-years of exposure. We believe the intersection of these clinical and manufacturing activities remain on track per our “2022 Vision” to submit a single BLA for wet AMD, DME and RVO in calendar year 2022.

We believe that KSI-301, if approved, has the potential to be an important therapy to treat patients with wet age-related macular degeneration, or wet AMD, diabetic retinopathy, or DR, including diabetic macular edema, or DME, and macular edema due to retinal vein occlusion, or RVO.

Our Pre-Clinical Pipeline

Kodiak has leveraged its ABC Platform to build a pipeline of product candidates in various stages of development including KSI-501, our bispecific anti-IL-6/VEGF biopolymer conjugate for the treatment of neovascular retinal diseases with an inflammatory component, and we are expanding our early research pipeline to include ABC Platform based triplet inhibitors for multifactorial retinal diseases such as dry AMD and glaucoma. The ABC Platform and KSI-301 were developed at Kodiak, and we own worldwide rights to these assets.

Further details of our ongoing KSI-301 Phase 1b trial, our accelerating development strategy, our manufacturing-related commitments, and our pipeline of retinal medicines based on the ABC Platform are described in the “Business” section above.

Financial Operations Overview

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

We have funded our operations primarily through the sale and issuance of equity securities. In October 2018, we completed our initial public offering, or IPO. In December 2019, we completed a follow-on offering. In November 2020, we completed a second follow-on offering.

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance our product candidates, particularly KSI-301, through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization; broaden and improve our platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company. Our net loss was $133.1 million, $47.4 million and $41.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $291.2 million.

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

In November 2020, we filed an automatic shelf registration statement (File No. 333-250109), which became effective upon filing. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. In November 2020, we completed a follow-on offering pursuant to the automatic shelf registration and issued and sold 5,972,222 shares of the Company’s common stock, including the underwriters’ full exercise of their over-allotment option, at a price to the public of $108.00 per share under our shelf registration statement. The gross proceeds from this offering were $645.0 million, resulting in aggregate net proceeds of $612.0 million after deducting underwriting discounts and commissions and other offering costs.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $969.0 million.

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

We are focusing substantially all of our resources and development efforts on the development of our product candidates, in particular KSI-301. We expect our research and development expenses to increase substantially during the next few years as we conduct our Phase 3 clinical studies, complete our clinical program, pursue regulatory approval of our drug candidates and prepare for a possible commercial launch. Predicting the timing or the final cost to complete our clinical program or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if our drug candidates will receive regulatory approval with any certainty.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,			2020 vs 2019 Change
	2020	2019	2018	Dollar	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$107,389	$37,506	$18,793	$69,883	186%
General and administrative	28,618	11,684	7,581	16,934	145%
Loss from operations	(136,007)	(49,190)	(26,374)	(86,817)	176%
Interest income	2,902	1,568	617	1,334	85%
Interest expense (includes $nil, $nil and $3,030 attributable to related parties for the years ended December 31, 2020, 2019 and 2018, respectively)	(25)	(8)	(5,519)	(17)	*
Other income (expense), net (includes $49, $nil, and $2,736 expenses attributable to related parties for the years ended December 31, 2020, 2019, and 2018, respectively)	34	265	(4,688)	(231)	*
Loss on extinguishment of debt (includes $1,587 attributable to related parties for the year ended December 31, 2018)	—	—	(5,479)	-	*
Net loss	$(133,096)	$(47,365)	$(41,443)	$(85,731)	181%

*Percentage is not meaningful

Research and Development Expenses

Research and development expenses increased $69.9 million, or 186%, from the year ended December 31, 2019 to the year ended December 31, 2020.

The following table summarizes our research and development expenses:

	Year Ended December 31,			2020 vs 2019
	2020	2019	2018	Change
	(in thousands)
ABC Platform external expenses (1)	$7,365	$2,218	$1,397	$5,147
KSI-301 program external expenses (2)	58,563	19,285	8,252	39,278
KSI-501 program external expenses (3)	1,573	1,188	—	385
Payroll and personnel expenses (4)	30,434	11,978	6,825	18,456
Other research and development expenses (5)	9,454	2,837	2,319	6,617
Total research and development expenses	$107,389	$37,506	$18,793	$69,883

(1)

ABC Platform external expenses primarily relates to manufacturing of biopolymer intermediate drug substance which can be used with multiple product candidates. These expenses are primarily for services provided by CMOs.

(2)	KSI-301 program external expenses relate to development of KSI-301, including manufacturing and clinical trial costs. These expenses are primarily for services provided by CMOs and CROs.
(3)	KSI-501 program external expenses relate to research and development of KSI-501.
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

ABC Platform external expenses increased $5.1 million during the year ended December 31, 2020 as compared to 2019. The increase was primarily driven by manufacturing runs to support our product candidate pipeline.

KSI-301 program external expenses increased $39.3 million during the year ended December 31, 2020 as compared to 2019, primarily due to clinical trial costs to support ongoing trials, as well as manufacturing activities for KSI-301. Our pivotal Phase 2b/3 clinical study in wAMD (DAZZLE) dosed the first patient in October 2019, and patient recruitment completed in the fourth quarter of 2020. We initiated two pivotal Phase 3 clinical studies in DME (GLEAM and GLIMMER) and one pivotal Phase 3 clinical study in RVO (BEACON) in the third quarter of 2020.

KSI-501 program external expenses increased $0.4 million during the year ended December 31, 2020 as compared to 2019, due to ongoing research and development of KSI-501.

Payroll and personnel expenses increased $18.5 million during the year ended December 31, 2020 as compared to 2019, due to increased headcount and stock-based compensation expense.

Other research and development expenses increased $6.6 million during the year ended December 31, 2020 as compared to 2019, primarily due to the allocation of lease costs for Palo Alto and Switzerland. Our other research and development expenses may fluctuate in future periods as we elect to develop other product candidates.

General and Administrative Expenses

General and administrative expenses increased $16.9 million, or 145%, from the year ended December 31, 2020 as compared to 2019. The increase in general and administrative expenses was primarily driven by increased headcount and stock-based compensation expense as well as professional services related to consulting, legal and accounting, as well as the allocation of lease costs for Palo Alto.

Interest Income

Interest income increased $1.3 million from the year ended December 31, 2020 as compared to 2019, which was mainly attributable to interest income earned on increased cash balances from our follow-on offering in December 2019 and November 2020.

Other Income (Expense), Net

Other income (expense), net decreased $0.2 million from the year ended December 31, 2020 as compared to 2019, which was mainly attributable to issuance costs from the liability related to the future sale of royalties to BBA in December 2019.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes and warrants. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $969.0 million.

IPO

In connection with our IPO in 2018, we sold and issued 9,400,000 shares of common stock at a price to the public of $10.00 per share. The aggregate net proceeds from our IPO, inclusive of the partial over-allotment option exercise, were $83.5 million after deducting underwriting discounts and commissions and other offering costs.

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

In November 2020, we completed a follow-on offering pursuant to the shelf registration on Form S-3 and issued and sold 5,972,222 shares of common stock at a price to the public of $108.00 per share. The gross proceeds from this offering were $645.0 million, resulting in aggregate net proceeds of $612.0 million after deducting underwriting discounts and commissions and other offering costs.

Future Funding Requirements

We have incurred net losses since our inception. For the years ended December 31, 2020, 2019 and 2018, we had net losses of $133.1 million, $47.4 million, and $41.4 million, respectively, and we expect to continue to incur additional losses in future periods. As of December 31, 2020, we had an accumulated deficit of $291.2 million.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(83,428)	$(39,146)	$(29,031)
Investing activities	$104,834	$(136,998)	$(581)
Financing activities	$717,377	$299,687	$116,471
Net increase (decrease) in cash, cash equivalents and restricted cash	$738,783	$123,543	$86,859

Cash Flows from Operating Activities

Net cash used in operating activities was $83.4 million for year ended December 31, 2020. Cash used in operating activities was primarily driven by the increase in net loss during this period due to increased payroll and personnel expenses and manufacturing and clinical trial costs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $104.8 million for year ended December 31, 2020 and primarily related to purchases of marketable securities, net of maturities, and purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $717.4 million for year ended December 31, 2020, which consisted primarily of the net proceeds from our follow-on offering, proceeds from sale of future royalties to BBA, and proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$4,288	$22,258	$30,512	$71,462	$128,520
Manufacturing agreements	82,576	50,939	36,261	72,523	242,299
Tenant improvement obligations	42	94	110	51	297
Other agreements	470	—	—	—	470
Total	$87,376	$73,291	$66,883	$144,036	$371,586

For further information, refer to Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. The impact of the ongoing COVID-19 pandemic continues to evolve. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development

Our accrued research and development costs are estimated based on the level of services performed, including the phase or completion of events, and contracted costs. Accrued clinical trial and related costs are estimated using data such as patient enrollment, clinical site activations or information provided by outside service providers regarding their actual costs incurred. Management determined accrual estimates through reports from and discussions with clinical personnel and outside service providers as to the progress of trials, or the services completed. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities and other current liabilities on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other assets until the services are rendered.

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

Income Taxes

We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss, or NOLs, and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

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

NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service, or IRS, and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have completed a Section 382 study through December 31, 2020 which concluded no such ownership change had occurred through December 31, 2020.

As of December 31, 2020 and 2019, we had unrecognized tax benefits, all of which would affect income tax expense if recognized, before consideration of our valuation allowance. We do not expect that our uncertain tax positions will materially change in the next twelve months.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $969.0 million, primarily invested in money market funds. As of December 31, 2019, we had cash and cash equivalents of $348.2 million, primarily invested in money market funds, overnight repurchase agreements, U.S. treasury securities, commercial paper and corporate notes. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2020, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of less than $0.1 million.

We do not believe that other market risks, like foreign currency exchange rate risk, had a significant impact on our results of operations for any periods presented herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kodiak Sciences Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kodiak Sciences Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Clinical Trial and Related Costs

As described in Notes 2 and 4 to the consolidated financial statements, the Company recorded $11.1 million in accrued clinical trial and related costs as of December 31, 2020. Accrued clinical trial and related costs are estimated using data such as patient enrollment, clinical site activations or information provided by outside service providers regarding their actual costs incurred. Management determined accrual estimates through reports from and discussions with clinical personnel and outside service providers as to the progress of trials, or the services completed.

The principal considerations for our determination that performing procedures relating to accrued clinical trial and related costs is a critical audit matter are the judgment by management in evaluating the data used in developing the accrued clinical trial and related cost estimates, which in turn led to a high degree of auditor judgment and effort in performing procedures to  evaluate audit evidence obtained related to patient enrollment, clinical site activations and services rendered by outside service providers used by management in developing the estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the completeness and accuracy of clinical trial accruals, including controls relating to the reliability of data used in the development of the estimates. These procedures also included, among others, (1) testing management’s process for developing the estimated accrued clinical trial and related costs, (2) evaluating the appropriateness of the approach used by management to develop the estimates, (3) testing the completeness and accuracy of the data used in developing the estimates, including data related to patient enrollment, clinical site activations and services rendered by outside service providers, (4) confirming clinical costs and contracted fees with the clinical vendors on a test basis, and (5) examining clinical vendor contracts on a test basis to evaluate the completeness of costs considered in the estimates.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 1, 2021

We have served as the Company’s auditor since 2016.

Kodiak Sciences Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$944,396	$211,797
Marketable securities	24,578	124,684
Prepaid expenses and other current assets	3,031	2,749
Total current assets	972,005	339,230
Marketable securities	—	11,696
Restricted cash	6,324	140
Property and equipment, net	5,136	996
Operating lease right-of-use asset	73,672	1,790
Other assets	10,210	5,014
Total assets	$1,067,347	$358,866

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,646	$2,619
Accrued and other current liabilities	20,402	8,658
Operating lease liability	2,374	434
Total current liabilities	31,422	11,711
Operating lease liability, net of current portion	75,028	1,501
Liability related to sale of future royalties	99,890	—
Other liabilities	256	295
Total liabilities	206,596	13,507
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at December 31, 2020 and 2019; 51,112,302 and 44,413,404 shares issued and outstanding at December 31, 2020 and 2019, respectively	5	5
Additional paid-in capital	1,151,920	503,475
Accumulated other comprehensive income	53	10
Accumulated deficit	(291,227)	(158,131)
Total stockholders’ equity	860,751	345,359
Total liabilities and stockholders’ equity	$1,067,347	$358,866

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Operating expenses
Research and development	$107,389	$37,506	$18,793
General and administrative	28,618	11,684	7,581
Total operating expenses	136,007	49,190	26,374
Loss from operations	(136,007)	(49,190)	(26,374)
Interest income	2,902	1,568	617
Interest expense (includes $nil, $nil and $3,030 attributable to related parties for the years ended December 31, 2020, 2019 and 2018, respectively)	(25)	(8)	(5,519)
Other income (expense), net (includes $49, $nil, and $2,736 expenses attributable to related parties for the years ended December 31, 2020, 2019, and 2018, respectively)	34	265	(4,688)
Loss on extinguishment of debt (includes $1,587 attributable to related parties for the year ended December 31, 2018)	—	—	(5,479)
Net loss	$(133,096)	$(47,365)	$(41,443)
Net loss per common share, basic and diluted	$(2.91)	$(1.25)	$(2.77)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	45,741,845	37,853,616	14,976,515
Other comprehensive income
Change in unrealized gains related to available-for-sale debt securities, net of tax	43	10	—
Total other comprehensive income	43	10	—
Comprehensive loss	$(133,053)	$(47,355)	$(41,443)

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2017	12,385,154	50,017	7,936,434	1	584	—	(69,323)	(68,738)
Issuance of common stock upon exercise of stock options	—	—	47,800	—	49	—	—	49
Issuance of restricted stock awards	—	—	27,500	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(12,385,154)	(50,017)	12,385,154	1	50,016	—	—	50,017
Conversion of redeemable convertible preferred stock warrants into common stock warrants	—	—	—	—	5,000	—	—	5,000
Issuance of common stock upon exercise of common stock warrants	—	—	100,000	—	—	—	—	—
Conversion of 2017 and 2018 convertible notes into common stock	—	—	6,932,969	1	55,732	—	—	55,733
Issuance of common stock in conection with initial public offering, net of offering costs of $10,542	—	—	9,400,000	1	83,458	—	—	83,459
Stock-based compensation expense	—	—	—	—	2,756	—	—	2,756
Net loss	—	—	—	—	—	—	(41,443)	(41,443)
Balance at December 31, 2018	—	—	36,829,857	4	197,595	—	(110,766)	86,833
Issuance of common stock upon exercise of stock options	—	—	662,079	—	2,287	—	—	2,287
Vesting of restricted stock units, net of taxes withheld	—	—	21,467	—	(132)	—	—	(132)
Issuance of common stock upon exercise of common stock warrants	—	—	1	—	—	—	—	—
Issuance of common stock in connection with follow-on offering, net of offering costs of $19,784	—	—	6,900,000	1	297,615	—	—	297,616
Stock-based compensation expense	—	—	—	—	6,110	—	—	6,110
Other comprehensive income	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(47,365)	(47,365)
Balance at December 31, 2019	—	—	44,413,404	5	503,475	10	(158,131)	345,359
Issuance of common stock upon exercise of stock options	—	—	704,675	—	6,248	—	—	6,248
Issuance of common stock in connection with follow-on offering, net of offering costs of $32,984	—	—	5,972,222	—	612,016	—	—	612,016
Vesting of restricted stock units, net of taxes withheld	—	—	22,001	—	(487)	—	—	(487)
Stock-based compensation expense	—	—	—	—	30,668	—	—	30,668
Other comprehensive income	—	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	—	(133,096)	(133,096)
Balance at December 31, 2020	—	$—	51,112,302	$5	$1,151,920	$53	$(291,227)	$860,751

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities
Net loss	$(133,096)	$(47,365)	$(41,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	477	538	490
Non-cash interest expense and amortization of debt discount and issuance cost	—	—	5,482
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	2,700
Change in fair value of derivative instrument	—	—	1,988
Extinguishment of debt	—	—	5,479
Stock-based compensation	30,668	6,110	2,665
Amortization (accretion) of premium (discount) on marketable securities	(51)	(241)	—
Amortization of operating lease right-of-use asset	3,731	373	—
Amortization of issuance costs	49	—	—
Changes in assets and liabilities:
Prepaid expense and other current assets	(218)	(168)	(1,995)
Other assets	(1,814)	(4,511)	—
Accounts payable	5,224	1,569	(2,323)
Accrued and other current liabilities	11,748	4,932	(2,105)
Operating lease liability	(146)	(383)	—
Other liabilities	—	—	31
Net cash used in operating activities	(83,428)	(39,146)	(29,031)
Cash flows from investing activities
Purchase of property and equipment	(3,814)	(437)	(78)
Deposits on property and equipment	(3,184)	—	(503)
Purchases of marketable securities	(86,317)	(150,961)	—
Maturities of marketable securities	198,149	14,400	—
Net cash provided by (used in) investing activities	104,834	(136,998)	(581)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with offering, net of offering costs	612,016	297,616	83,755
Proceeds from issuance of common stock upon option exercise	6,248	2,287	49
Payments for restricted stock units, net of taxes withheld	(487)	(132)	—
Proceeds from issuance of convertible notes (includes $9,560 from related parties for the years ended December 31, 2018)	—	—	33,000
Debt issuance cost	—	—	(140)
Proceeds from sale of future royalties, net of issuance costs	99,643	—	—
Principal payments of capital lease	(5)	(48)	(108)
Principal payments of tenant improvement allowance payable	(38)	(36)	(85)
Net cash provided by financing activities	717,377	299,687	116,471
Net increase in cash, cash equivalents and restricted cash	738,783	123,543	86,859
Cash, cash equivalents and restricted cash, at beginning of year	211,937	88,394	1,535
Cash, cash equivalents and restricted cash, at end of year	$950,720	$211,937	$88,394
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$944,396	$211,797	$88,254
Restricted cash	6,324	140	140
Cash, cash equivalents and restricted cash in consolidated balance sheets	$950,720	$211,937	$88,394

Supplemental cash flow information:
Cash paid for interest	$25	$8	$19
Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$75,614	$2,163	$—
Purchase of property and equipment under accounts payable	$803	$—	$—
Unpaid offering costs	$238	$459	$205
Offering costs paid in restricted stock awards	$—	$—	$91
Derivative instrument related to convertible notes	$—	$—	$6,603

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

Initial Public Offering

In 2018, the Company sold and issued 9,400,000 shares of common stock, including the underwriters’ full exercise of their over-allotment option, at a price to the public of $10.00 per share for gross proceeds of $94.0 million. The aggregate net proceeds to the Company from the IPO, inclusive of the partial over-allotment option exercise, were $83.5 million after deducting underwriting discounts and commissions and other offering costs.

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

In November 2020, the Company sold and issued 5,972,222 shares of common stock, including the underwriters’ full exercise of their over-allotment option, at a price to the public of $108.00 per share for gross proceeds of $645.0 million. The aggregate net proceeds to the Company from the follow-on offering were $612.0 million after deducting underwriting discounts and commissions and other offering costs.

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and the accounts of Kodiak Sciences Financing Corporation and Kodiak Sciences China, the Company’s direct wholly owned subsidiaries, incorporated in the United States and Cayman Islands, respectively, and Kodiak Sciences GmbH and Kodiak Sciences Valais GmbH, the Company’s indirect wholly owned subsidiaries, both incorporated in Switzerland. All intercompany accounts and transactions have been eliminated. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar. The aggregate foreign currency transaction loss included in determining net loss was $0.3 million, less than $0.1 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and expenses during the reporting period. The impact of the ongoing COVID-19 pandemic continues to evolve. As a result, certain estimates and assumptions required increased judgment and carried a higher degree of variability and volatility, including but not limited to, the fair value of marketable securities, performance-based equity awards, and research and development accruals. As events continue to unfold and additional information becomes available, these estimates may change materially in future periods. Actual results could differ from those estimates.

Risk and Uncertainties

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. As of December 31, 2020 and 2019, cash, cash equivalents and marketable securities were invested primarily in money market funds, overnight repurchase agreements, U.S. treasury securities, commercial paper and corporate notes through highly rated financial institutions. Investments are restricted, in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

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

Restricted Cash

As of December 31, 2020, and 2019, the Company had $6.3 million and $0.1 million, respectively, of long-term restricted cash deposited with a financial institution. The entire amount is held in separate bank accounts to support letter of credit agreements related to the Company’s U.S. corporate offices.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets. There have been no such impairments of long-lived assets in the years ended December 31, 2020 and 2019.

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

Accrued Research and Development

The Company has entered into various agreements with various third parties, including clinical investigator sites, contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), to provide research and development activities. The Company’s accrued research and development costs are estimated based on the level of services performed, including the phase or completion of events, and contracted costs. Accrued clinical trial and related costs are estimated using data such as patient enrollment, clinical site activations or information provided by outside service providers regarding their actual costs incurred. Management determined accrual estimates through reports from and discussions with clinical personnel and outside service providers as to the progress of trials, or the services completed. The estimated costs of research and development provided, but not yet invoiced, are included in accrued and other current liabilities on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses or other assets until the services are rendered.

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

Liability related to Sale of Future Royalties

On December 1, 2019, the Company and its subsidiary Kodiak Sciences GmbH entered into a funding agreement with Baker Bros. Advisors, LP (“BBA”), which holds more than 5% of the Company’s stock, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of KSI-301, the Company’s anti-VEGF antibody biopolymer conjugate therapy, in exchange for $225.0 million. Under the terms of the funding agreement, there is no obligation to repay any funding amount received, other than through the capped royalty payments on future product revenues. The Company recorded the funding amount paid by BBA as a liability on the consolidated balance sheet net of issuance costs, in accordance with ASC 730, Research and Development. Under ASC 730, the significant related party relationship between the Company and BBA creates an implicit obligation to repay the funding amount paid to the Company. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time. Refer to Note 14.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted this new guidance as of January 1, 2020, which did not impact its consolidated financial statements and related disclosures.

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

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. The Company has early adopted ASU 2019-12 in 2020; the effect was not material on the Company’s financial statements.

3. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31, 2020	December 31, 2019

Leasehold improvement	$1,285	$1,265
Laboratory equipment	3,351	1,125
Furniture and fixtures	214	204
Computer hardware	31	—
Computer software	89	79
Office equipment	107	94
Construction in progress	2,229	—
Total property and equipment	7,306	2,767
Less: Accumulated depreciation	(2,170)	(1,771)
Property and equipment, net	$5,136	$996

All property and equipment are maintained in the United States and Switzerland. Depreciation expense, including depreciation of assets under capital leases, was $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

4. Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued clinical trial and related costs	$11,119	$4,056
Accrued research and development	3,082	838
Accrued salaries and benefits	5,094	3,108
Accrued legal fees	252	302
Accrued professional fees	253	195
Accrued other liabilities	602	159
Total accrued and other current liabilities	$20,402	$8,658

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$917,485	$—	$—	$917,485
Marketable securities:
U.S. treasury securities	—	10,006	—	10,006
Corporate notes	—	14,572	—	14,572
Total	$917,485	$24,578	$—	$942,063

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$155,276	$—	$—	$155,276
Repurchase agreement	50,000	—	—	50,000
Commercial paper	—	5,987	—	5,987
Marketable securities:
U.S. treasury securities	—	50,185	—	50,185
Commercial paper	—	34,533	—	34,533
Corporate notes	—	51,662	—	51,662
Total	$205,276	$142,367	$—	$347,643

As of December 31, 2020, the fair value of the liability related to sale of future royalties is based on our current estimates of future royalties expected to be paid to BBA, which are considered Level 3 inputs. Refer to Note 14. There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2019. There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2020 and 2019.

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

The following table summarizes the marketable securities (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$10,003	$3	—	$10,006
Corporate notes	14,522	50	—	14,572
Total marketable securities, current	$24,525	$53	$—	$24,578

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

All marketable securities held at December 31, 2020 had effective maturities of less than one year. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the year ended December 31, 2020 and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss. No marketable securities with unrealized losses as of December 31, 2020. All marketable securities with unrealized losses as of December 31, 2019 have been in a loss position for less than twelve months and the loss is not material. These marketable securities were not considered to be other-than-temporarily impaired.
7. Commitments and Contingencies

Leases

Palo Alto, California Leases

In June 2020, the Company entered into lease agreements for two buildings at 1200 and 1250 Page Mill Road in Palo Alto, California, which are now the Company’s U.S. corporate offices. The facilities are approximately 82,662 square feet and 72,812 square feet, respectively and include office and laboratory space. For 1200 Page Mill Road, the monthly rent during the initial 6.5-year term will be approximately $0.6 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $7.2 million. The Company has an option to extend the lease term for a period of 6.5 years. For 1250 Page Mill Road, the monthly rent during the initial 13-year term will be approximately $0.5 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $6.3 million. The Landlord will provide a tenant improvement allowance of approximately $1.2 million and $10.6 million for each building, respectively. The Company has two options to extend the lease term for a period of 5 years each. The Company determined that the renewal options were not reasonably certain at lease inception for the two buildings. The Company executed a $10.9 million cash-collateralized letter of credit, which was subsequently reduced to $6.2 million as a result of meeting certain reduction requirements specified therein. The cash collateralizing the letter of credit is classified as restricted cash on the Company’s consolidated balance sheets. Under ASC 842, the Company classified these leases as operating leases and recorded right-of-use assets and lease liabilities on the lease commencement date.

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

Switzerland Lease

In April 2020, the Company entered into a lease agreement for office and laboratory space at Rottenstrasse 5 in Visp, Switzerland. The space is approximately 1,000 square meters. The initial lease term is 5 years, with automatic renewals every 5 years for a maximum lease term of 15 years. The monthly rent during the initial 5-year term will be approximately 32 thousand Swiss Francs plus certain operating expenses and taxes. Under ASC 842, the Company classified these leases as operating leases and recorded right-of-use assets and lease liabilities on the lease commencement date.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The maturities of the operating lease liabilities as of December 31, 2020 were as follows (in thousands):

Year ending December 31,	As of December 31, 2020
2021	$4,288
2022	7,660
2023	14,598
2024	15,037
2025	15,475
Thereafter	71,462
Total undiscounted lease payments	128,520
Less: imputed interest	(51,118)
Total operating lease liabilities	$77,402

The minimum lease payments above do not include any related common area maintenance charges or real estate taxes. The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	9.5	3.8
Weighted-average discount rate	6.7%	8.5%

Embedded lease

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

The Company concluded that this agreement contains an embedded lease as the custom-built manufacturing suite will be dedicated for the Company’s use. As of December 31, 2020, the Company did not have control of this manufacturing space and therefore, did not record a right-of-use asset and corresponding lease liability. These commitments are not included in the above table.

Manufacturing Agreement

The Company has entered into service agreements with Lonza AG and its affiliates (“Lonza”), pursuant to which Lonza agreed to perform activities in connection with the manufacturing process of certain compounds. Such agreements, and related amendments, state that planned activities that are included in the signed work orders are, in some cases, binding and, hence, obligate the Company to pay the full price of the work order upon satisfactory delivery of products and services or obligate the Company to the binding amount regardless of whether such planned activities are in fact performed. Per the terms of the agreements, the Company has the option to cancel signed orders at any time upon written notice, which may or may not be subject to payment of a cancellation fee. The level of cancellation fees may be dependent on the timing of the written notice in relation to the commencement date of the work, with the maximum cancellation amount dependent on the agreement or the work order. Under these agreements, the total amount of contractual obligations, over a period of ten years, are cancellable and subject to varying levels of cancellation fees, were $242.3 million and $4.7 million, including accrued amounts, as of December 31, 2020 and 2019, respectively. Purchases under this agreement for the years ended December 31, 2020, 2019 and 2018 were $16.8 million, $7.9 million and $2.8 million, respectively. As of December 31, 2020, the Company had not incurred any cancellation fees for the work performed by Lonza.

Other Funding Commitments

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

In the normal course of business, the Company enters into agreements with third-parties for services to be provided to the Company. Generally, these agreements provide for termination upon notice, with specified amounts due upon termination based on the timing of termination and the terms of the agreement. The actual amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of services to be provided to the Company. As of December 31, 2020 and 2019, the total amount of noncancellable purchase commitments, including potential cancellation fees were $0.5 million and $0.7 million, respectively.

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

As of December 31, 2020 and 2019, the current portion of the tenant improvement allowance payable in accrued and other current liabilities was less than $0.1 million and less than $0.1 million, respectively. As of December 31, 2020 and 2019, the non-current portion of the tenant improvement allowance payable in other liabilities was $0.3 million and $0.3 million, respectively.

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

8. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	14	—	—
Total current	$14	$—	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—
Provision (Benefit) for income taxes	$14	$—	$—

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
United States	$(17,273)	$2,633	$(17,273)
Foreign	(115,809)	(49,998)	(24,170)
Total loss before income taxes	$(133,082)	$(47,365)	$(41,443)

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$28,451	$18,523	$11,044
Intangible assets	12,088	12,112	7,588
Research and development tax credits	10,527	4,037	1,559
Stock-based compensation	8,405	1,539	394
Accruals	1,367	885	700
Operating lease liability	22,276	577	-
Property and equipment	127	143	109
Total deferred tax assets	83,241	37,816	21,394
Valuation allowance	(62,005)	(37,249)	(21,394)
Net deferred tax assets	21,236	567	—
Deferred tax liabilities:
Operating lease right-of-use asset	(21,234)	(534)	—
Capitalized legal fees	(2)	(33)	—
Total deferred tax liabilities	(21,236)	(567)	—
Total net deferred tax assets	$—	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The net change in the total valuation allowance for the years ended December 31, 2020, 2019 and 2018 was an increase of approximately $24.8 million, $15.9 million and $8.2 million, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

NOLs and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed a Section 382 study through December 31, 2020 which concluded no such ownership change had occurred through December 31, 2020.

As of December 31, 2020, the Company had $50.1 million of federal and $171.0 million of state net operating loss available to offset future taxable income. A portion of the federal net operating loss carryforwards begin to expire in 2035 and the state net operating loss carryforwards begin to expire in 2035, if not utilized. $32.0 million of the federal net operating loss are not subject to expiration.

As of December 31, 2020, the Company also had federal and state research and development credit carryforwards of $10.2 million and $4.9 million, respectively. The federal research and development credit carryforwards expire beginning 2035. The California tax credit can be carried forward indefinitely.

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes	4.3	11.0	5.6
Foreign tax rate differential	(7.9)	(12.4)	(3.8)
Change in valuation allowance	(17.3)	(30.5)	(18.3)
Stock-based compensation	6.7	7.7	(0.6)
Research tax credit	3.8	3.3	1.3
Other	—	(0.1)	(0.1)
Sale of future royalties	(9.4)	—	—
Section 162(m)	(1.2)	—	—
Fair value adjustments	—	—	(2.4)
Extinguishment of convertible note	—	—	(2.7)
Provision for income taxes	0.0%	0.0%	0.0%

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. As of December 31, 2020, 2019 and 2018, none of the unrecognized tax benefits would affect income tax expense with consideration of the valuation allowance. The Company does not anticipate the uncertain tax positions will materially change in the next 12 months. It is the Company's policy to include penalties and interest expense related to income taxes as a component of other expense, net as necessary.

The beginning and ending unrecognized tax benefits amounts are as follows (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Unrecognized tax benefits at beginning of period	$1,838	$398	$357
Increases related to prior year tax positions	—	—	-
Increases related to current year tax positions	2,812	1,440	41
Unrecognized tax benefits at end of period	$4,650	$1,838	$398

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

9. Preferred Stock

As of December 31, 2020 and 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of preferred stock at the par value of $0.0001 per share. As of December 31, 2020, there are no holders of the Company’s preferred stock.

10. Common Stock

As of December 31, 2020 and 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 490,000,000 shares of common stock at the par value of $0.0001 per share. Each share of common stock is entitled to one vote. The board of directors may declare and pay dividends to holders of common stock. The Company has never declared or paid any dividends on common stock.

The Company had reserved common stock for future issuances as follows:

	December 31, 2020	December 31, 2019
Exercise of options outstanding and release of restricted shares	7,257,221	6,830,442
Exercise of common stock warrants outstanding	399,999	399,999
Issuance of common stock under the 2018 Equity Incentive Plan	2,742,183	2,118,877
Issuance of common stock under the 2018 Employee Share Purchase Plan	460,000	460,000
Total	10,859,403	9,809,318

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

The number of shares available for issuance increased by 1,776,761 shares in 2020 and there were 2,742,183 shares available for grant under the 2018 Plan as of December 31, 2020.

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

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as accrued liabilities and other current liabilities on the consolidated balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. At December 31, 2020 and 2019, there are no early exercised stock options that remained subject to the Company’s right of repurchase.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Stock Options

Stock option activity under the 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	6,671,542	$17.90	8.73	$362,081
Granted	1,068,335	$55.27
Exercised	(704,675)	$8.89
Forfeited or canceled	(137,926)	$25.07
Outstanding at December 31, 2020	6,897,276	$24.52	8.07	$841,704
Shares exercisable December 31, 2020	3,769,990
Vested and expected to vest December 31, 2020	6,897,276

The weighted-average grant date fair value of the stock options granted for 2020, 2019 and 2018 was $32.44, $34.11 and $4.36 per share, respectively. The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

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

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Expected volatility	66%	68%	59%
Risk-free interest rate	0.39%	1.65%	2.82%
Dividend yield	0%	0%	0%
Expected term	6.00	5.78	6.06

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

Expected Volatility. As the Company does not have sufficient trading history for its common stock, our approach to estimating expected volatility is to phase in our own common stock trading history and supplement the remaining historical information with an average historical stock price volatility of a peer group of publicly traded companies to be representative of its expected future stock price volatility. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, the Company measured historical volatility over a period equivalent to the expected term. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

The total fair value of employee options vested during the years ended December 31, 2020, 2019 and 2018 was $19.7 million, $4.6 million and $1.2 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2020, 2019 and 2018 for options granted to employees was $20.8 million, $5.7 million and $2.0 million, respectively.

Non-Employee Stock Options

The Company granted 41,500, 15,000 and 215,000 stock options to non-employees during the years ended December 31, 2020, 2019 and 2018, respectively.

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

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Expected volatility	67%	73%	68%
Risk-free interest rate	0.36%	1.61%	2.71%
Dividend yield	0%	0%	0%
Expected term	5.56	6.08	9.30

Stock-based compensation expense recognized during the years ended December 31, 2020, 2019 and 2018 for options granted to non-employees was $0.7 million, $0.1 million and $0.4 million, respectively.

Restricted Shares

Restricted share activity, including restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”), under the 2018 Plan and 2015 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	160,747	$60.81
Granted	236,045	$52.18
Vested	(23,848)	$9.21
Shares withheld related to net share settlement of RSUs	(7,999)	$9.90
Canceled	(5,000)	$72.46
Unvested at December 31, 2020	359,945	$59.54

Restricted Stock Awards

Under the terms of the restricted stock agreements, the awards vest over four years, which is the requisite service period. Recipients of restricted stock awards generally have voting and dividend rights with respect to such shares upon grant without regard to vesting. Shares of restricted stock that do not vest are subject to forfeiture. The Company recognizes stock-based compensation expense for RSAs on a straight-line basis over the requisite service period for the entire award.

The Company did not grant any RSA to employees in 2020. The total fair value of RSAs vested during the years ended December 31, 2020, 2019 and 2018 was $nil million, less than $0.1 million and $0.2 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2020, 2019 and 2018 for RSAs was $nil million, less than $0.1 million and $0.2 million, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Restricted Stock Units

RSUs will vest in four equal annual installments over four years, which is the requisite service period after that date.

The Company granted 236,045 RSUs to employees in 2020. The total fair value of RSUs vested during the year ended December 31, 2020 and 2019 was $0.3 million and $0.3 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2020, 2019 and 2018 for RSUs was $1.9 million, $0.3 million, and less than $0.1 million, respectively.

Performance-Based Stock Options and Restricted Stock Units

These performance-based equity awards will vest one-quarter upon the achievement of specific clinical development milestones. The remaining shares will then vest in three equal annual installments after that date. Performance-based stock options are recorded as expense beginning when vesting events are determined to be probable.

The Company did not grant performance-based equity awards to employees in 2020. None of these performance-based equity awards vested during 2020 or 2019. The Company believes that the achievement of the requisite performance condition continues to be probable. Stock-based compensation expense recognized during the years ended December 31, 2020, 2019 and 2018 for the performance-based equity awards was $7.2 million, less than $0.1 million and $nil million, respectively.

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

2018 Employee Share Purchase Plan

In August 2018, the Company adopted the 2018 Employee Share Purchase Plan (“ESPP”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 460,000 shares of common stock were initially reserved for issuance under the ESPP. The initial offering period of the ESPP was authorized by the Company’s board of directors and commenced on January 4, 2021.

Stock-Based Compensation Expense

Stock-based compensation is classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Research and development	$16,957	$3,496	$1,535
General and administrative	13,711	2,614	1,073
Total stock-based compensation	$30,668	$6,110	$2,608

As of December 31, 2020, the Company had $91.4 million of unrecognized compensation expense related to unvested stock options and unvested restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.9 years.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

12. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share data):

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Numerator:
Net loss attributable to common stockholders	$(133,096)	$(47,365)	$(41,443)
Denominator:
Weighted-average shares outstanding	45,741,845	37,869,291	15,136,197
Less: weighted-average unvested restricted shares and shares subject to repurchase	—	(15,675)	(159,682)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	45,741,845	37,853,616	14,976,515
Net loss per share attributable to common stockholders, basic and diluted	$(2.91)	$(1.25)	$(2.77)

The following potentially dilutive securities, presented on an as-converted to common stock basis, were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Exercise of options outstanding	6,897,276	6,671,542	5,135,267
Unvested restricted shares	359,945	160,747	50,450
Total	7,257,221	6,832,289	5,185,717

13. 401(k) Plan

In 2011, the Company adopted a 401(k) retirement and savings plan covering all employees. The 401(k) plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The 401(k) plan was amended to include an employer matching provision in 2019. The Company will make matching contributions of 100% of employee contributions up to a maximum of 50% of the individual maximum contribution limit allowed under the IRS rules. For the year ended December 31, 2020 and 2019, the expense related to the matching contributions was $0.6 million and $0.3 million, respectively.

14. Liability related to Sale of Future Royalties

On December 1, 2019, the Company and its subsidiary Kodiak Sciences GmbH entered into a funding agreement with BBA, which holds more than 5% of the Company’s stock, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of KSI-301, the Company’s anti-VEGF antibody biopolymer conjugate therapy, in exchange for $225.0 million. The royalty terminates upon the date that BBA has received an aggregate amount equal to 4.5 times the funding amount paid to the Company, unless earlier terminated or repurchased by the Company. Under the terms of the funding agreement, there is no obligation to repay any funding amount received, other than through the capped royalty payments on future product revenues. The Company has the option, exercisable at any point during the term of the funding agreement, to repurchase 100% of the royalties due to BBA for a purchase price equal to 4.5 times the funding amount paid to the Company as of such time, less amounts paid by the Company to BBA.

The closing of the funding agreement was subject to certain conditions and occurred in February 2020. The Company received $100.0 million of the funding on February 4, 2020. The remaining $125.0 million, subject to delivery of notice by the Company, payable upon enrollment of 50% of the patients in the RVO clinical program.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The Company recorded the initial $100.0 million payment as a liability on the consolidated balance sheet net of issuance costs. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time. As of December 31, 2020, royalty payments are not probable and estimable.

For the year ended December 31, 2020, no interest expense was recognized for the liability related to the sale of future royalties.

15. Selected Quarterly Financial Data (unaudited)

The following table provides the selected quarterly financial information for the years, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Loss from operations	$(25,723)	$(26,779)	$(36,663)	$(46,842)
Net loss	$(24,392)	$(25,999)	$(36,122)	$(46,583)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.58)	$(0.80)	$(0.97)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Loss from operations	$(8,460)	$(11,814)	$(12,732)	$(16,184)
Net loss	$(7,984)	$(11,385)	$(12,380)	$(15,616)
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.31)	$(0.33)	$(0.40)

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our  internal control over financial reporting as of December 31, 2020, as stated in their report included in Item 8 of this Annual Report on Form 10-K.

Limitations on the Effectiveness of Controls

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We are currently party to an Investors’ Rights Agreement, dated September 8, 2015, as amended (the “Investors’ Rights Agreement”) which provides registration rights to entities affiliated with Felix Baker, a member of our board of directors, and Dr. Perlroth, our board chair and chief executive officer. The Investors’ Rights Agreement expires this year, and on March 1, 2021, we entered into a registration rights agreement (the “Registration Rights Agreement”) with 667, L.P., Baker Brothers Life Sciences, L.P. (collectively, the “Baker Entities”) and Victor Perlroth (together with the Baker Entities, the “Investors”) which is intended to supersede the expiring Investors’ Rights Agreement and pursuant to which the Investors are entitled to certain resale registration rights with respect to shares of common stock of the Company held by the Investors.  The rights of the Investors under the Registration Rights Agreement will continue in effect for up to ten years.

The foregoing is only a brief description of the terms of the Registration Rights Agreement and the transactions contemplated thereby, and is qualified in its entirety by reference to the Registration Rights Agreement that is filed as Exhibit 4.7.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2020, or the Proxy Statement, under the caption “Executive Officers” and “Board of Directors and Corporate Governance”, and is incorporated in this Annual Report on Form 10-K by reference.

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

(3) EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Kodiak Sciences Inc.	10-Q	001-38682	3.1	11/16/2018

3.2	Amended and Restated Bylaws of Kodiak Sciences Inc.	10-Q	001-38682	3.2	11/16/2018

4.1	Form of Common Stock Certificate	S-1/A	333-227237	4.1	9/24/2018

4.2	Investors’ Rights Agreement, dated September 8, 2015, as amended, by and among the registrant and the investors and founders named therein	S-1/A	333-227237	4.2	9/24/2018

4.5	Form of Class B Share Warrant	S-1/A	333-227237	4.5	9/7/2018

4.6	Description of Securities	10-K	001-38682	4.6	3/16/2020

4.7*	Registration Rights Agreement, dated March 1, 2021, by and among the registrant and the investors named therein

10.1+	Form of Director and Officer Indemnification Agreement	S-1/A	333-227237	10.1	9/24/2018

10.2+	2009 Options and Profits Interest Plan	S-1	333-227237	10.2	9/7/2018

10.3+	2015 Share Incentive Plan	S-1	333-227237	10.3	9/7/2018

10.4+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2009 Option and Profits Interest Plan	S-1	333-227237	10.4	9/7/2018

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Share Incentive Plan	S-1	333-227237	10.5	9/7/2018

10.6+	2018 Equity Incentive Plan	S-1/A	333-227237	10.6	9/24/2018

10.7+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.7	9/24/2018

10.8+	Form of Notice of Restricted Stock Unit Grant and Terms and Conditions of Restricted Stock Unit Grant under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.8	9/24/2018

10.9+	2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.9	9/24/2018

10.10+	Form of Subscription Agreement under the 2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.10	9/24/2018

10.11+	Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Victor Perlroth	S-1/A	333-227237	10.11	9/24/2018

10.12+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and John Borgeson	S-1/A	333-227237	10.12	9/24/2018

10.13+	Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Jason Ehrlich	S-1/A	333-227237	10.13	9/24/2018

10.14+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Hong Liang	S-1/A	333-227237	10.14	9/24/2018

10.15+	Executive Incentive Compensation Plan	S-1/A	333-227237	10.15	9/24/2018

10.16+	Outside Director Compensation Policy	S-1/A	333-227237	10.16	9/24/2018

10.17	Funding Agreement, dated as of December 1, 2019, between Kodiak Sciences Inc., Kodiak Sciences GmbH and Baker Bros. Advisors, LP	8-K	001-38682	10.1	12/2/2019

10.18	Lease Agreement for 1200 Page Mill Road, Building 3, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020	10-Q	001-38682	10.1	8/10/2020
10.19	Lease Agreement for 1250 Page Mill Road, Building 4, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020	10-Q	001-38682	10.2	8/10/2020
23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

KODIAK SCIENCES INC.

Date: March 1, 2021	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Victor Perlroth	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
Victor Perlroth, M.D.

/s/ John Borgeson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021
John Borgeson

/s/ Felix J. Baker	Director	March 1, 2021
Felix J. Baker, Ph.D.

/s/ Charles Bancroft	Director	March 1, 2021
Charles Bancroft

/s/ Bassil I. Dahiyat	Director	March 1, 2021
Bassil I. Dahiyat, Ph.D.

/s/ Richard S. Levy	Director	March 1, 2021
Richard S. Levy, M.D.

/s/ Robert A. Profusek	Director	March 1, 2021
Robert A. Profusek, J.D.

/s/ Taiyin Yang	Director	March 1, 2021
Taiyin Yang, Ph.D.