Form 10-Q
period 2021-03-31
Kodiak Sciences Inc.
filed 2021-05-10
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 51,264,991 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Part II, Item 1A — Risk Factors” and elsewhere in this report. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our development activities, preclinical studies, clinical trials and regulatory filings;
•	the translation of our preclinical results and data and early clinical trial results in particular relating to safety, efficacy and durability into future clinical trials in humans;
•	the continued durability, efficacy and safety of our product candidates;
•	our ability to achieve our “2022 Vision” of a single Biologics License Application, or BLA, of KSI-301 in 2022;
•	our ability to present clinical data across our pivotal trials in 2022;
•	our and Lonza’s ability to successfully execute on our manufacturing development plan;
•

the number, size and design of clinical trials that regulatory authorities may require to obtain marketing approval, including the order and number of clinical studies required to support a Biologics License Application, or BLA, in wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, retinal vein occlusion, or RVO, and diabetic retinopathy, or DR;

•	our expectations regarding chemistry manufacturing and controls, or CMC, requirements of the FDA and other regulatory bodies to support our BLA submission and potential commercial launch;
•	the timing or likelihood of regulatory filings and approvals, including the potential to achieve FDA approval of KSI-301 in wet AMD, DME, RVO and DR;
•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	the success of competing products or platform technologies that are or may become available;
•	our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;
•	our expectation as to the concentration of retinal specialists in the United States and its impact on our sales and marketing plans;
•	our expectations regarding our ability to enter into manufacturing-related commitments, and the timing thereof;
•	future agreements with third parties in connection with the commercialization of our product candidates;
•	the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
•	existing regulations and regulatory developments in the United States and foreign countries;

i

•	the expected potential benefits of strategic collaboration agreements and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	potential claims relating to our intellectual property and third-party intellectual property;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the pricing and reimbursement of our product candidates, if approved;
•	our estimates regarding the impact of the novel coronavirus, or COVID-19, pandemic on our business and operations, the business and operations of our collaborators, and on the global economy;
•	our aspirational goals and objectives related to our human capital resources and workforce objectives;
•	our ability to attract and retain key managerial, scientific and medical personnel;
•	the accuracy of our estimates regarding the sufficiency of our cash resources, expenses, future revenue, capital requirements and needs for additional financing; and
•	our financial performance.

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
•

Our clinical trials may fail to demonstrate substantial evidence of the durability, efficacy and safety of our product candidates, which would prevent, delay or limit the scope of regulatory approval and commercialization.

•

We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may retain their market share with existing drugs or achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.

•	The manufacture of our product candidates is highly complex and requires substantial lead time to produce.
•

We have no experience manufacturing any of our product candidates at a commercial scale. If we or any of our third-party manufacturers encounter difficulties in production or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or our ability to provide the information needed in the regulatory dossiers for our BLA filing, or our ability to supply our products for patients, if approved, could be delayed or stopped, or we may be unable to establish a commercially viable cost structure.

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

•

We expect to rely on third parties to conduct many aspects of our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

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

•

Our business is currently affected and could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, including the ongoing effects of the COVID-19 pandemic. The COVID-19 pandemic continues to impact our business and could materially and adversely affect our operations, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business. Our manufacturers are also engaged in the manufacturing of COVID-19 related vaccines and therapeutic treatments, and the success of and demand for these vaccines and therapeutic treatments means we and our programs are competing for scarce manufacturing resources.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$920,461	$944,396
Marketable securities	8,524	24,578
Prepaid expenses and other current assets	2,912	3,031
Total current assets	931,897	972,005
Restricted cash	6,324	6,324
Property and equipment, net	7,307	5,136
Operating lease right-of-use asset	72,054	73,672
Other assets	15,152	10,210
Total assets	$1,032,734	$1,067,347
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,176	$8,646
Accrued and other current liabilities	24,075	20,402
Operating lease liability	1,807	2,374
Total current liabilities	35,058	31,422
Operating lease liability, net of current portion	75,851	75,028
Liability related to sale of future royalties	99,903	99,890
Other liabilities	245	256
Total liabilities	211,057	206,596
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at March 31, 2021 and December 31, 2020; 51,225,861 and 51,112,302 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	1,163,328	1,151,920
Accumulated other comprehensive income	18	53
Accumulated deficit	(341,674)	(291,227)
Total stockholders’ equity	821,677	860,751
Total liabilities and stockholders’ equity	$1,032,734	$1,067,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses
Research and development	$40,337	$20,170
General and administrative	10,221	5,553
Total operating expenses	50,558	25,723
Loss from operations	(50,558)	(25,723)
Interest income	149	1,208
Interest expense	(6)	(7)
Other income (expense), net	(32)	130
Net loss	$(50,447)	$(24,392)
Net loss per common share, basic and diluted	$(0.98)	$(0.54)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	51,573,909	44,824,587
Other comprehensive income (loss)
Change in unrealized gains related to available-for-sale debt securities, net of tax	(35)	479
Total other comprehensive income (loss)	(35)	479
Comprehensive loss	$(50,482)	$(23,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	51,112,302	$5	$1,151,920	$53	$(291,227)	$860,751
Issuance of common stock upon exercise of stock options	113,559	—	1,483	—	—	1,483
Stock-based compensation expense	—	—	9,925	—	—	9,925
Other comprehensive income	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(50,447)	(50,447)
Balances at March 31, 2021	51,225,861	$5	$1,163,328	$18	$(341,674)	$821,677

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	44,413,404	$5	$503,475	$10	$(158,131)	$345,359
Issuance of common stock upon exercise of stock options	39,297	—	159	—	—	159
Stock-based compensation expense	—	—	6,082	—	—	6,082
Other comprehensive income	—	—	—	479	—	479
Net loss	—	—	—	—	(24,392)	(24,392)
Balances at March 31, 2020	44,452,701	$5	$509,716	$489	$(182,523)	$327,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(50,447)	$(24,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	229	120
Stock-based compensation	9,925	6,082
Amortization (accretion) of premium (discount) on marketable securities	19	(125)
Amortization of operating lease right-of-use asset	1,958	98
Amortization of issuance costs	13	9
Changes in assets and liabilities:
Prepaid expenses and other current assets	119	(133)
Other assets	603	(1,602)
Accounts payable	(165)	1,887
Accrued and other current liabilities	3,205	228
Operating lease liability	(84)	(104)
Net cash used in operating activities	(34,625)	(17,932)
Cash flows from investing activities
Purchase of property and equipment	(1,237)	(180)
Deposits on property and equipment	(5,545)	—
Purchase of marketable securities	—	(86,317)
Maturities of marketable securities	16,000	19,300
Net cash provided by (used in) investing activities	9,218	(67,197)
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	1,483	159
Proceeds from sale of future royalties, net of issuance costs	—	99,643
Principal payments of capital lease	—	(5)
Principal payments of tenant improvement allowance payable	(11)	(9)
Net cash provided by financing activities	1,472	99,788
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,935)	14,659
Cash, cash equivalents and restricted cash, at beginning of period	950,720	211,937
Cash, cash equivalents and restricted cash, at end of period	$926,785	$226,596
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$920,461	$226,456
Restricted cash	6,324	140
Cash, cash equivalents and restricted cash in consolidated balance sheets	$926,785	$226,596

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$335	$—
Purchase of property and equipment under accounts payable and accruals	$1,966	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

1. The Company

Kodiak Sciences Inc. (the “Company”) is a biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases in the United States and additional international markets. The Company devotes substantially all of its resources to the research and development of its product platforms and product candidates including activities to conduct clinical studies of its product candidates, manufacture product candidates and provide general and administrative support for these operations.

Liquidity

As of March 31, 2021, the Company had cash, cash equivalents and marketable securities of $929.0 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash, cash equivalents and marketable securities will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Form 10-Q.

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

These condensed consolidated financial statements have been prepared on a basis substantially consistent with, and should be read in conjunction with the audited financial statements for the year ended December 31, 2020 and notes thereto, the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted from this report. The results of operations for any interim period are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and expenses during the reporting period. The impact of the ongoing COVID-19 pandemic continues to evolve. As a result, certain estimates and assumptions required increased judgment and carried a higher degree of variability and volatility, including but not limited to, the fair value of marketable securities, performance-based equity awards, and research and development accruals for the three months ended March 31, 2021. As events continue to unfold and additional information becomes available, these estimates may change materially in future periods. Actual results could differ from those estimates.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Risks and Uncertainties

In March 2020, the World Health Organization declared a pandemic due to the global COVID-19 outbreak. The significant uncertainties caused by the ongoing COVID-19 pandemic may negatively impact the Company’s operations, liquidity, and capital resources and will depend on certain evolving developments, including the duration and spread of the outbreak, regulatory and private sector responses and the impact on employees and vendors including supply chain and clinical partners, all of which are uncertain and cannot be predicted. During this pandemic, the Company continues to work closely with clinical sites towards maximal patient safety and the lowest number of missed visits and study discontinuations. The Company has taken and continues to take proactive measures to maintain the integrity of its ongoing clinical studies. Despite these efforts, the ongoing COVID-19 pandemic could significantly impact clinical trial enrollment and completion of its clinical studies. During this pandemic, the Company continues to work closely with our manufacturing suppliers, partners and facilities to maintain the supply of our product candidates needed for the expansion of our clinical trials and to retain the number, scale and design of manufacturing runs that regulatory authorities may require to obtain marketing approval, including those required to support a BLA submission. Despite these efforts, the ongoing COVID-19 pandemic could significantly impact the timing or likelihood of clinical resupply and of regulatory filings and approvals. The Company will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, the Company’s product candidates, and begin to commercialize any approved products.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, except as noted within the “Recent Accounting Pronouncements – Recently Adopted Accounting Pronouncements” section.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics and disclosure requirements to improve alignment with the SEC's regulations. The Company adopted this new guidance as of January 1, 2021, which did not have a material impact on its consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

The Company continues to monitor new accounting pronouncements issued by the FASB. All other newly issued accounting pronouncements issued through the date of this report have been deemed either immaterial or not applicable.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued clinical trial and related costs	$15,206	$11,119
Accrued research and development	4,679	3,082
Accrued salaries and benefits	2,574	5,094
Accrued legal fees	288	252
Accrued professional fees	226	253
Accrued other liabilities	1,102	602
Total accrued and other current liabilities	$24,075	$20,402

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$892,285	$—	$—	$892,285
Marketable securities:
Corporate notes	—	8,524	—	8,524
Total	$892,285	$8,524	$—	$900,809

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$917,485	$—	$—	$917,485
Marketable securities:
U.S. treasury securities	—	10,006	—	10,006
Corporate notes	—	14,572	—	14,572
Total	$917,485	$24,578	$—	$942,063

As of March 31, 2021 and December 31, 2020, the fair value of the liability related to sale of future royalties is based on our current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

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

The following table summarizes the marketable securities (in thousands):

As of March 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes	$8,506	$18	$—	$8,524
Total marketable securities, current	$8,506	$18	$—	$8,524

As of December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$10,003	$3	$—	$10,006
Corporate notes	14,522	50	—	14,572
Total marketable securities, current	$24,525	$53	$—	$24,578

All marketable securities held at March 31, 2021 and December 31, 2020 had effective maturities of less than one year. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three months ended March 31, 2021 and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss. As of March 31, 2021 and December 31, 2020, the Company had no allowance for credit losses for available-for-sale debt securities. There were no impairment charges or recoveries recorded during each of the three months ended March 31, 2021 and March 31, 2020.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Commitments and Contingencies

Embedded Lease

In August 2020, the Company and its subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of drug substance for KSI-301, the Company’s proprietary therapeutic candidate for the treatment and prevention of retinal vascular diseases. A custom-built manufacturing suite is planned to be completed and dedicated to the manufacture of the Company’s drug substance with an estimated capital contribution of 40 million Swiss Francs from the Company. The Company will be required to pay annual suite fees of 12 million Swiss Francs for 2021 and 16 million Swiss Francs for each year thereafter, which covers the manufacturing fees for a specified number of batches, and the Company may pay for additional batches to be manufactured. The manufacturing agreement has an initial term of eight years, and the Company has the right to extend the term up to a total of 16 years.

The Company concluded that this agreement contains an embedded lease as the custom-built manufacturing suite will be dedicated for the Company’s use. As of March 31, 2021, the Company did not have control of this manufacturing space and therefore, did not record a right-of-use asset and corresponding lease liability.

Manufacturing Agreement

The Company has entered into service agreements with Lonza and its affiliates, pursuant to which Lonza agreed to perform activities in connection with the manufacturing process of certain compounds. Such agreements, and related amendments, state that planned activities that are included in the signed work orders are, in some cases, binding and, hence, obligate the Company to pay the full price of the work order upon satisfactory delivery of products and services or obligate the Company to the binding amount regardless of whether such planned activities are in fact performed. Per the terms of the agreements, the Company has the option to cancel signed orders at any time upon written notice, which may or may not be subject to payment of a cancellation fee. The level of cancellation fees may be dependent on the timing of the written notice in relation to the commencement date of the work, with the maximum cancellation amount dependent on the agreement or the work order.

Other Funding Commitments

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Stock-Based Compensation

In January 2021 and 2020, the number of shares of common stock available for issuance under the 2018 Equity Incentive Plan was increased by approximately 2.0 million and 1.8 million shares, respectively, as a result of the automatic increase provision in the 2018 Plan.

Stock Options

Stock option activity under the 2018 Plan and 2015 Equity Incentive Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	6,897,276	$24.52	8.07	$841,704
Granted	222,231	$130.50
Exercised	(113,559)	$13.05
Forfeited or canceled	(6,333)	$50.81
Outstanding at March 31, 2021	6,999,615	$28.01	7.79	$601,096

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan and 2015 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	359,945	$59.54
Granted	10,950	$117.09
Canceled	(1,000)	$46.33
Unvested at March 31, 2021	369,895	$61.28

Performance-Based Stock Options and Restricted Stock Units

The Company granted 190,831 performance-based stock options during the three months ended March 31, 2021. The Company did not grant any performance-based equity awards during the three months ended March 31, 2020.

The performance-based equity awards granted will vest one-quarter upon the achievement of specific clinical development milestones. The remaining shares will then vest ratably over three years thereafter. Performance-based stock options and performance-based restricted stock units are recorded as expense beginning when vesting events are determined to be probable.

None of these performance-based equity awards are vested as of March 31, 2021. The Company believes that the achievement of the requisite performance condition continues to be probable. Stock-based compensation expense recognized was $2.5 million during the three months ended March 31, 2021 and $1.8 million during the three months ended March 31, 2020.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2018 Employee Share Purchase Plan

In August 2018, the Company adopted the 2018 Employee Share Purchase Plan (“ESPP”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 460,000 shares of common stock were initially reserved for issuance under the ESPP. The initial offering period of the ESPP was authorized by the Company’s board of directors and commenced on January 4, 2021. Each offering period is approximately twelve months long, with two purchase periods. ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the enrollment date or (2) the fair market value of the common stock on the exercise date. During the three months ended March 31, 2021, no shares were issued under the ESPP and the stock-based compensation expense related to the ESPP was less than $0.1 million.

Stock-Based Compensation Expense

Stock-based compensation for options and restricted shares is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$5,399	$3,448
General and administrative	4,526	2,634
Total stock-based compensation	$9,925	$6,082

As of March 31, 2021, total unrecognized compensation cost related to the unvested share-based awards was $100.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

8. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of March 31,
	2021	2020
Outstanding stock options	6,999,615	6,725,173
Unvested restricted shares	369,895	154,900
Total	7,369,510	6,880,073

9. Subsequent Event

In April 2021, the Company and its subsidiary Kodiak Sciences GmbH amended the Bioconjugation Clinical and Commercial Development and Manufacturing Addendum with Lonza. The amendment provides for an expanded design and scope of the custom-built manufacturing facility resulting in a higher annual manufacturing capacity and includes a revised maximum capital contribution of 74.5 million Swiss Francs. Construction of the manufacturing facilities is targeted for completion in early 2022, with a manufacturing suite fee of 14.5 million Swiss Francs in 2022 and 20.0 million Swiss Francs for each year thereafter through 2029. The Company is currently evaluating the impact the amendment will have on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report and with our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 1, 2021. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled “Part II, Item 1A — Risk Factors” and elsewhere in this report.

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

Throughout 2020 and into 2021, we have generated compelling clinical data with our most advanced product candidate, KSI-301, a novel anti-VEGF antibody biopolymer conjugate, which is designed to maintain potent and effective drug levels in ocular tissues for longer periods than the currently-marketed biologic medicines used to treat retinal diseases. We believe that KSI-301, if approved, has the potential to be an important therapy to treat patients with wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, macular edema due to retinal vein occlusion, or RVO, and diabetic retinopathy, or DR.

We continue to expand the KSI-301 development program towards the goal of having the medicine approved and available to physicians for broad, first-line treatment of patients across all of these indications.

We also believe that KSI-301 has the potential to be an important therapy for other vision-threatening diseases that are less prevalent but also may be responsive to anti-VEGF therapy, such as retinopathy of prematurity and myopic choroidal neovascularization, and we may develop KSI-301 for such diseases in the future.

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

Our overall objective is to develop our retina-focused product candidates, seek FDA and worldwide health authority marketing authorization approvals, and ultimately commercialize our product candidates.

Recent Updates

KSI-301 Pivotal Program

We are engaged in a broad development program for KSI-301 with concurrent late-stage development activities across all of the major disease indications for which intravitreal anti-VEGFs are used. We expect to include the results of all our pivotal clinical trials in wAMD, DME and RVO in a single initial BLA.

Developing and launching a novel anti-VEGF medicine with extended durability is the central principle of our KSI-301 development program, and in the last quarter we have continued to make substantial progress in the recruitment of our pivotal studies evaluating long-interval dosing of KSI-301. Each study is evaluating KSI-301's potential for best-in-class long-interval dosing regimens. Our Phase 2b/3 DAZZLE pivotal study in patients with treatment-naïve wet AMD was initiated in October 2019 and completed enrollment in November 2020. In the third quarter of 2020, we also initiated two Phase 3 studies in DME (GLEAM and GLIMMER) and one Phase 3 study in RVO (BEACON). To date, we are pleased with the operational progress in site activation, patient screening and recruitment in these studies. All EU clinical trial application submissions are active and approved, and we are focused on further promoting patient enrollment in a competitive recruiting environment with the goal of completing patient recruitment in 4Q2021 for all three studies.

Towards our goal of having KSI-301 be the anti-VEGF medicine of choice for all eligible patients, and through our continued engagement with the retina community, we have also learned that physicians and retina practices would like to see our potential product labeling for KSI-301 include the option for more frequent dosing in high need patients. Physicians recognize the clear unmet need for a medicine that that can last longer than existing medicines. From the commercial perspective, for KSI-301 to achieve our goal of being a first-line treatment of choice for all patients, physicians also need to be confident they will be reimbursed for more frequent use of it as needed in high need patients, which requires a broad label spanning monthly through five and/or six months in each of the major indications. For example, a label that lacks monthly dosing could limit access and reimbursement for KSI-301 in wAMD to an extended labeled dosing regimen of every 12-weeks or less frequent dosing. This could leave a “window” of 4 to 8 weeks where physicians may not be able to be reimbursed for additional use of KSI-301 and, in fact, may not be able to be reimbursed for additional use of any anti-VEGF medicine in high need patients. A similar reimbursement challenge occurred with Eylea until its label was revised to specifically note that “some patients may need every 4 week (monthly) dosing.” Beovu similarly launched without a monthly label, and we believe faricimab may also launch without a monthly label. We believe that pursuing the broadest possible product label will provide physicians with the flexibility, agency, and reimbursement confidence required to consider KSI-301 for all their patients.

We intend to broaden KSI-301’s potential product labeling to eliminate possible barriers to market access and insurance reimbursement that have impeded or complicated the commercial uptake of other anti-VEGF medications in the past. Consequently, we are electing to add another label broadening and label enabling pivotal study of KSI-301 to our initial BLA clinical development plan. This additional pivotal study, called DAYLIGHT, will be an intensive treatment study of KSI-301 in treatment-naïve wAMD patients. Patients will be randomized to receive either KSI-301 on a monthly dosing regimen or to receive standard-care aflibercept. The primary endpoint is at ten months. wAMD was chosen as the disease area for this intensive-treatment study because of the broader availability of clinical trial sites and treatment-naïve wAMD patients relative to the other diseases in which we also have studies ongoing. We believe we are on track to begin recruitment of DAYLIGHT in 3Q 2021 and, given the expected recruitment and short (10 month) follow up to the primary endpoint, we plan to include data from this study in our initial BLA for KSI-301 and do not at this time expect DAYLIGHT to impact the BLA timing.

Importantly, based on our discussions with regulators in the US, we also believe the DAYLIGHT study can provide the safety exposure database needed to support monthly labeling across the wAMD, DME and RVO indications in the US and thus maximize treatment flexibility and reimbursement confidence in all the major anti-VEGF disease areas.

We also believe we are on track to begin screening and recruiting patients in mid-2021 in our Phase 3 GLOW study in patients with non-proliferative Diabetic Retinopathy without DME, although we are not planning for this study and indication to be included in our initial BLA filing given the long timeframe we expect to be required to recruit patients in this chronic, more preventive disease indication.

This expanded pivotal program for KSI-301 reflects our conviction in KSI-301 (and our ABC Platform) and seeks labeling at launch that is supportive of a broad range of individualized dosing intervals, from every 4-week dosing up to once every 20-week dosing for wAMD patients; from every 4-week dosing up to once every 24-week dosing for DME patients; and from every 4-week dosing up to once every 8-week dosing for RVO patients.

This conviction is also reflected in our concurrent manufacturing efforts, notably increasing the capacity of our dedicated IBEX manufacturing facility by 70% (to more than ten million doses per year) and also our continued efforts towards the potential of early commercial availability of our pre-filled syringe, both key efforts supportive of strong early commercial uptake.

KSI-301 program includes a wide range of dosing intervals to maximize flexibility and reimbursement confidence for physicians and patients

Completed Recruitment	Starting in 2H2021	Now Recruiting	Now Recruiting	Starting in 2H2021
Wet AMD	**Wet AMD**	**Diabetic Macular Edema**	**Retinal Vein Occlusion**	**Non-Proliferative Diabetic Retinopathy**
Comparator	**Comparator**	**Comparator**	**Comparator**	**Comparator**
Aflibercept **once every 2 months** after 3 monthly loading doses	Aflibercept **once every 2 months** after 3 monthly loading doses	Aflibercept **once every 2 months** after 5 monthly doses	Aflibercept **once every month**	Sham
DAZZLE Study[1]	**DAYLIGHT Study**	**GLEAM and GLIMMER Studies**[2]	**BEACON Study**[3]	**GLOW Study**
KSI-301 **once every 3, 4 or 5 months** after 3 monthly loading doses	KSI-301 **once every month**	KSI-301 **once every 2 to 6 months** after 3 monthly loading doses	KSI-301 **once every 2 months or longer** after 2 monthly loading doses	KSI-301 **once every 6 months** after 3 initiating doses
5 Minimum doses in Year 1[4]; 2 Minimum doses in Year 2[4]	Monthly Dosing	4 Minimum doses in Year 1[4]; 2 Minimum doses in Year 2[4]	4 Minimum doses in Year 1[4]	4 Doses in Year 1[4]; 2 Doses in Year 2[4]

Once every 4-20 weeks (Wet AMD) | Once every 4-24 weeks (DME) | Once every 4-8 weeks (RVO) | Once every 24 weeks (NPDR)

Targeted label at launch (Wet AMD, DME, RVO) | **Targeted label with sBLA** (NPDR)

KODIAK

1. NCT04049266. 2. NCT04611152 and NCT04603937. 3. NCT04592419 4. Based on study design; sBLA: supplemental BLA

Commercial Manufacturing

We have expanded and finalized the design and scope of our bioconjugation agreement with Lonza, with a revised estimated capital contribution of 74.5 million Swiss Francs. Construction of the manufacturing facilities is now targeted for completion in early 2022. The primary cause of the timeline shift from end 2021 is construction delays encountered at the Ibex Dedicate Facility in Switzerland due to COVID-19 vaccine related manufacturing activities, primarily limitation of construction and facility personnel resources. Manufacturing suite fees commence in 2022 at a cost of 14.5 million Swiss Francs per annum and continue for each year thereafter through 2029 at a cost of 20.0 million Swiss Francs per annum.

Notably, the enhanced design of our dedicated manufacturing facility increases the annual manufacturing capacity by 70% and also separates the manufacturing core into two separate suites with the benefit of allowing two manufacturing lines to operate separately and simultaneously.

Accelerated Development Strategy

The table below summarizes our current thinking on the timing of our KSI-301 program and its broad and concurrent execution, and we believe the successful prosecution of this program is achievable based on our currently available information and the evolving effects of the COVID-19 pandemic. We believe we are still on track to achieve our “2022 Vision” objectives of announcing topline data across our pivotal studies in 2022. Notably, slightly slower enrollment timelines in our GLEAM and GLIMMER trials associated with somewhat softer treatment naïve DME patient presentation at clinics during the pandemic, the addition of DAYLIGHT, and manufacturing headwinds from competition with commercial vaccine manufacturing are pushing us into early 2023 for our BLA timeline.

KSI-301 Accelerated Development Strategy

5 Pivotals to support initial BLA with all 3 major anti-VEGF indications (NPDR in sBLA)

2019
2020
2021
2022
2023
Phase 1b
Ongoing
121 treatment-naïve wAMD, DME, RVO patients
Safety, efficacy, durability - 18 months follow-up
DAZZLE
wAMD Phase 2b / 3
Long Interval Dosing
~550 treatment naïve wAMD
Q12W-Q20W KSI-301 vs Q8W Eylea
Year 1 Primary Endpoint
Year 2
DAYLIGHT
wAMD Phase 3 - Monthly Dosing
FPI 3Q 2021 (estimated)
~500 Rx naïve wAMD
Q4W KSI-301 vs Q8W Eylea
10-month Endpoint
GLEAM
DME Phase 3
Enrolling
~450 treatment naïve pts.
Q8W-Q24W KSI-301 vs Q8W Eylea
Year 1 Primary Endpoint
Year 2
GLIMMER
DME Phase 3
Enrolling
~450 treatment naïve pts.
Q8W-Q24W KSI-301 vs Q8W Eylea
Year 1 Primary Endpoint
Year 2
BEACON
RVO Phase 3
Enrolling
~550 treatment naïve BRVO or CRVO
Q8W KSI-301 vs Q4W Eylea
6-month Endpoint
Year 1
GLOW
NPDR Phase 3
FPR 3Q 2021 (estimated)
~240 patients
Q24W KSI-301 vs Sham
Year 1
Year 2

KODIAK

RVO: retinal vein occlusion; BRVO: branch RVO; CRVO: central RVO; wAMD: wet age-related macular degeneration; DME: diabetic macular edema; DR: diabetic retinopathy; FPI: first patient in

China INDs

In January 2021, we submitted investigational new drug (IND) applications for KSI-301 in RVO and DME to China’s National Medicinal Products Administration (NMPA). If the IND and subsequent Chinese governmental approvals are obtained, the IND applications will allow Kodiak to enroll patients from China into the BEACON and GLIMMER studies; we believe that inclusion of patients from China in these studies could be beneficial for the potential future approval of KSI-301 in China.

KSI-301 Phase 1b Study

In February 2021, we presented Year 1 durability, efficacy and safety data from our ongoing Phase 1b trial of KSI-301 in patients with treatment naïve wet AMD, DME or RVO at the Angiogenesis, Exudation, and Degeneration 2021 – Virtual Edition meeting. The data show 2 in every 3 patients are on a 6-month or longer treatment-free interval at Year 1 in each of the three major retinal vascular diseases after only three loading doses. Robust vision gains (particularly notable in the context of very good baseline vision) and robust retinal drying (when baseline anatomical characteristics are considered) were seen across all three diseases being studied. Strong anti-VEGF efficacy (achieving at Year 1 approximately 20/40 eye chart vision on average in wet AMD and approximately 20/32 vision on average in DME and RVO) and an encouraging safety profile continue to be observed across all three diseases. We believe the data continue to support the “anti-VEGF Generation 2.0” profile of KSI-301.

COVID-19

We are continuing to monitor the global ongoing COVID-19 pandemic. Since the initial outbreak in early 2020, governments globally have taken preventative and protective actions, including but not limited to, restrictions on non-essential travel, business operations, and gatherings of individuals. The State of California, where our corporate office is located, declared a state of emergency and shelter-in-place order in March 2020. Although many restrictions have eased, it is not certain when all restrictions will be fully lifted, and resurgences in number and rates of infections in certain states and/or countries may result in the return or implementation of more restrictive measures. Global financial markets have also experienced extreme volatility and as a result, economic uncertainties have arisen which could impact our operations and its financial position. The extent of the impact of the ongoing COVID-19 pandemic will depend on certain evolving developments, including the duration and spread of the outbreak, regulatory and private sector responses, and the impact on our employees, vendors including supply chain and clinical partners, all of which are uncertain and cannot be predicted.

We continue to monitor government responses and may elect to temporarily close our office and/or laboratory space to protect our employees. We continue to assess the potential for supply chain disruptions as the pandemic may impact personnel at third party manufacturing facilities in the United States, Germany, Switzerland and other countries, as well as its impact on the availability and/or cost of materials. We continue to monitor financial markets and the impact on our operations and capital resources.

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

During this pandemic, we continue to work closely with our clinical sites towards maximal patient safety and the lowest number of missed visits and study discontinuations. We have taken and continue to take proactive measures to maintain the integrity of our ongoing clinical studies. To date, we continue to see low levels of patient missed visits.

In response to the COVID-19 pandemic with regards to business operations, clinical trials, and manufacturing activities:

•

We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention, or CDC, and the State of California to protect the health and safety of our employees and the community.

•

We are working closely with our clinical trial sites to monitor and attempt to minimize the potential impacts of the evolving COVID-19 pandemic on patient enrollment, continued participation of patients already enrolled in our clinical studies, protocol compliance, data quality, and overall study integrity. Some specific actions we have taken in the United States include the use of remote study monitoring, temporarily increasing study site budget overhead rates, providing additional transportation service options for patients to attend study site visits and focusing on new patient enrollment only at study sites with appropriate backup resource plans in place and where the local COVID-19 situation allows. the overall rate of missed study visits remains <5%. As of now, we have not experienced significant delays to our ongoing or planned clinical trials; however, this could change rapidly depending on the dynamics of the pandemic.

•

To minimize the potential for disruption of our pivotal studies of KSI-301, we refined our study designs, including sample size and country selection. We began enrollment of our pivotal DME (GLEAM and GLIMMER) and RVO (BEACON) studies in the third quarter of 2020 in the United States and aim to initiate the DAYLIGHT wet AMD study and our pivotal study in non-proliferative DR (GLOW) in summer 2021, dependent on the continued evolution of the COVID-19 pandemic. All of our EU and Israel clinical trial application submissions are active and approved for GLEAM, GLIMMER and BEACON, and global recruitment activities are underway in all three studies.

•	Our clinical supply chain and manufacturing activities remain intact, and we do not currently anticipate disruptions to our clinical supply of KSI-301 due to COVID-19.

•

As we work towards commercial scale-up and manufacturing activities to support BLA submission, there is increasing competition with COVID-19 related vaccine and therapeutic programs for manufacturing related (i) materials such as resins, filters, sterile tubesets, pipette tips; (ii) personnel such as facility engineering and construction as well as plant engineers and workers; and (iii) production slots in cGMP facilities. These events may cause delays to our commercial manufacturing timelines. Construction of the IBEX facility is now targeted for completion in early 2022. The primary cause of the revised timeline is construction delays encountered at the Ibex Dedicate Facility in Switzerland due to COVID-19 vaccine related manufacturing activities, primarily limitation of construction and facility personnel resources.

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

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses
Research and development	$40,337	$20,170	$20,167
General and administrative	10,221	5,553	4,668
Loss from operations	(50,558)	(25,723)	(24,835)
Interest income	149	1,208	(1,059)
Interest expense	(6)	(7)	1
Other income (expense), net	(32)	130	(162)
Net loss	$(50,447)	$(24,392)	$(26,055)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended March 31,
	2021	2020	Change
KSI-301 program expenses	$23,486	$12,285	$11,201
KSI-501 program expenses	1,665	75	1,590
ABC Platform and other program expenses	2,076	724	1,352
Payroll and personnel expenses	9,613	5,888	3,725
Facilities and other research and development expenses	3,497	1,198	2,299
Total research and development expenses	$40,337	$20,170	$20,167

KSI-301 program expenses increased $11.2 million during the three months ended March 31, 2021 as compared to 2020. The increase was primarily due to clinical trial costs to support ongoing trials, as well as manufacturing progress for KSI-301. Our pivotal Phase 2b/3 clinical study in wAMD (DAZZLE) completed patient recruitment in November 2020. We initiated two pivotal Phase 3 clinical studies in DME (GLEAM and GLIMMER) and one pivotal Phase 3 clinical study in RVO (BEACON) in the third quarter of 2020.

KSI-501 program increased $1.6 million during the three months ended March 31, 2021, as compared to 2020, primarily due to increased research and development activities for KSI-501.

ABC Platform expenses increased $1.4 million during the three months ended March 31, 2021 as compared to 2020, primarily driven by costs incurred to advance our product candidate pipeline.

Payroll and personnel expenses increased $3.7 million during the three months ended March 31, 2021 as compared to 2020, due to increased headcount and stock-based compensation expense.

Facilities and other research and development expenses increased $2.3 million during the three months ended March 31, 2021 as compared to 2020, primarily due to lease costs for our Palo Alto and Switzerland facilities expansion.

General and Administrative Expenses

General and administrative expenses increased $4.7 million during the three months ended March 31, 2021 as compared to 2020, primarily driven by higher headcount and stock-based compensation expense, professional services related to consulting, legal and accounting, and lease costs for Palo Alto facilities expansion.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes, warrants and the sale of royalties. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $929.0 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2021, we had net loss of $50.4 million, and we expect to continue to incur additional losses in future periods. As of March 31, 2021, we had an accumulated deficit of $341.7 million.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(34,625)	$(17,932)
Investing activities	9,218	(67,197)
Financing activities	1,472	99,788
Net increase (decrease) in cash, cash equivalents and restricted cash	$(23,935)	$14,659

Cash Flows from Operating Activities

Net cash used in operating activities was $34.6 million for the three months ended March 31, 2021, primarily attributable to a net loss during this period due to increased payroll and personnel expenses and manufacturing and clinical trial costs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $9.2 million for the three months ended March 31, 2021, primarily related to maturities of marketable securities net of purchases of property and equipment during the quarter.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2021, primarily due to the proceeds from stock option exercises.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021. There have been no material changes in our contractual obligations and commitments since December 31, 2020, except as otherwise described in Note 6 to our unaudited condensed consolidated financial statements included in this report.

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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2021, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical study protocols and the rate of dropout among clinical study participants. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA approval. If approved, KSI-301 clinical study designs and data are not necessarily predictive of KSI-301’s final marketed product label. Regulator interpretations of monthly wAMD data from the DAYLIGHT pivotal study are susceptible to variability and may not substantiate inclusion of monthly dosing in the wAMD, DME or RVO label.

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

We are at an early stage of development of our product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

•	our product candidates may not successfully complete preclinical studies or clinical trials;
•	If a product candidate obtains regulatory approval, approval may be for indications, dosage and administration or patient populations that are not as broad as intended or desired;
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

Even if we receive regulatory approval to market any of our product candidates, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. That approval may be for indications, dosage and administration or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional or unanticipated clinical studies to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified Risk Evaluation and Mitigation Strategy, or REMS. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, NMPA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, NMPA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We may also face delays if we are unable to reach agreement the FDA, EMA, NMPA or other regulatory authorities regarding CMC matters, including methodologies for, and assessment of, comparability of manufacturing procedures and lots.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, NMPA and foreign regulatory authority approval processes and continuous oversight. We will need to contract with manufacturers who can meet all applicable FDA, EMA, NMPA and foreign regulatory authority requirements, including complying with current good manufacturing practices, or cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, NMPA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, NMPA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Our manufacturers are also engaged in the manufacturing of COVID-19 related vaccines and therapeutic treatments, and the success of and demand for these vaccines and therapeutic treatments means we and our programs are competing for scarce manufacturing resources. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Since the ACA’s enactment, there have been numerous challenges to the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA.  While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. In addition, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the United States Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the United States Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•

the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information related to payments or other transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;

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

A wide variety of provincial, state, national, and foreign laws and regulations, as well as policies, contracts and other obligations apply to the collection, use, retention, protection, disclosure and transfer of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

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

Our actual or perceived failure to adequately comply with applicable laws, regulations, policies, contracts and other obligations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in regulatory fines and bans on processing personal information, investigations and enforcement actions, penalties and other liabilities, interruptions to our development process, claims for damages by affected individuals, and damage to our reputation, any of which could materially affect our business, financial condition, results of operations and growth prospects.

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

As of March 31, 2021, we had 77 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

If our security measures, or those maintained on our behalf by CROs, service providers or other third parties, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, this could result in significant fines or other liability, interrupt our development programs, harm our reputation, or otherwise adversely affect our business.

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

We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect and remediate actual or potential vulnerabilities. Although to our knowledge, we have not experienced a material system failure or cybersecurity incident to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business.

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

Additionally, applicable data protection requirements, including, without limitation, laws, regulations, guidance as well as our internal and external policies and our contractual obligations, may require us to notify relevant stakeholders of security breaches, including affected individuals, partners, collaborators, regulators, law enforcement agencies, and others. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to litigation or other liability, fines, harm to our reputation, significant costs, or other materially adverse effects. There can be no assurance that any limitations or exclusions of liability in our contracts would be enforceable or adequate or protect us from liability or damages.

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

The COVID-19 pandemic continues to unfold and we will continue to monitor our operations in response. We continue to observe government recommendations and may elect to temporarily close our office and/or laboratory space to protect our employees. Quarantines for COVID-19 or other viruses could impact personnel at third party manufacturing facilities, or the availability or cost of materials, which would disrupt our supply chain. While many of these materials may be obtained by more than one supplier, port closures and other restrictions resulting from the coronavirus outbreak in the region may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. As we work towards commercial scale-up and manufacturing activities to support BLA submission, there is increasing competition with COVID-19 related vaccine and therapeutic programs for manufacturing related (i) materials such as resins, filters, sterile tubesets, pipette tips; (ii) personnel such as facility engineering and construction as well as plant engineers and workers; and (iii) production slots in cGMP facilities. These events have begun to impact our manufacturing activities and timelines and may cause delays to our commercial manufacturing timelines. Currently, the critical path item on the path to complete our manufacturing regulatory dossiers to be used in our BLA filing is completion of our dedicated IBEX facility which is needed for at-commercial-scale qualification and validation manufacturing batches to be included in our BLA filing. Our IBEX facility was originally scheduled for completion in late 2021 and is now schedule for completion in 1H 2022. This delay is due to construction resources having been allocated to build commercial manufacturing suites for COVID-19 vaccines in the IBEX. Notably, another four commercial scale manufacturing suites have just been announced and are scheduled for construction completion early 2022. At this time, we are not aware and do not believe these new vaccine production lines will impact our manufacturing timelines.

In addition, our current and future clinical trials may be materially and adversely affected by the COVID-19 outbreak in the future. Site initiation and patient enrollment may be further delayed due to prioritization of hospital resources toward the COVID-19 outbreak. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may and adversely impact our clinical trial operations. Kodiak staff and/or our CRO partners may not be able to travel to study sites, impacting further site initiations and in-person monitoring of study data quality. Other Kodiak vendors on whom we depend, such as supply chain and logistics partners and our image reading centers may be disrupted, and our operations could be affected. Our clinical studies enroll patients who have underlying risk factors such as advanced age, hypertension and/or diabetes which could lead to higher than expected study discontinuation rates and/or missed visit rates if these patients are adversely affected by the COVID-19 outbreak. To date, we continue to see low levels of patient missed visits. Additionally, the pandemic could result in delayed recruitment in some or all of our clinical studies that are currently recruiting patients, for example if as a consequence of the pandemic patients are not willing to be seen by their physician as frequently as our study protocols require.

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

We have incurred net losses in each reporting period since our inception, including net losses of $50.4 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $341.7 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

In connection with the Company’s registration rights agreement (the “Registration Rights Agreement”) with 667, L.P., Baker Brothers Life Sciences, L.P. (collectively, the “Baker Entities”), the Company will be filing an S-3 pursuant to which the Baker Entities will be entitled to sell shares of common stock of the Company (the “Registered Securities”). Victor Perlroth is also entitled certain resale registration rights under the Registration Rights Agreement with respect to his shares of common stock of the Company and Dr. Perlroth has elected not to register the shares under this S-3 filing. The Baker Entities are affiliated with Felix Baker, a member of our board of directors, and Dr. Perlroth is our board chair and chief executive officer.

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

KODIAK SCIENCES INC.

Date: May 10, 2021	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ John Borgeson
John Borgeson
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)