Form 10-Q
period 2021-06-30
Kodiak Sciences Inc.
filed 2021-08-09
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 51,451,541 shares of common stock, $0.0001 par value per share, outstanding.

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

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “Kodiak” the “Company,” “we,” “us,” and “our” refer to Kodiak Sciences Inc. and its subsidiaries.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$880,870	$944,396
Marketable securities	—	24,578
Prepaid expenses and other current assets	3,462	3,031
Total current assets	884,332	972,005
Restricted cash	6,324	6,324
Property and equipment, net	9,460	5,136
Operating lease right-of-use asset	70,278	73,672
Other assets	27,207	10,210
Total assets	$997,601	$1,067,347
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,738	$8,646
Accrued and other current liabilities	37,034	20,402
Operating lease liability	1,248	2,374
Total current liabilities	41,020	31,422
Operating lease liability, net of current portion	77,004	75,028
Liability related to sale of future royalties	99,916	99,890
Other liabilities	234	256
Total liabilities	218,174	206,596
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at June 30, 2021 and December 31, 2020; 51,434,408 and 51,112,302 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	1,176,948	1,151,920
Accumulated other comprehensive income	—	53
Accumulated deficit	(397,526)	(291,227)
Total stockholders’ equity	779,427	860,751
Total liabilities and stockholders’ equity	$997,601	$1,067,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$45,404	$20,557	$85,741	$40,727
General and administrative	10,505	6,222	20,726	11,775
Total operating expenses	55,909	26,779	106,467	52,502
Loss from operations	(55,909)	(26,779)	(106,467)	(52,502)
Interest income	81	698	230	1,906
Interest expense	(5)	(6)	(11)	(13)
Other income (expense), net	(19)	88	(51)	218
Net loss	$(55,852)	$(25,999)	$(106,299)	$(50,391)
Net loss per common share, basic and diluted	$(1.08)	$(0.58)	$(2.06)	$(1.12)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	51,573,894	44,969,795	51,644,946	44,897,269
Other comprehensive income (loss)
Change in unrealized gains related to available-for-sale debt securities, net of tax	(18)	105	(53)	584
Total other comprehensive income (loss)	(18)	105	(53)	584
Comprehensive loss	$(55,870)	$(25,894)	$(106,352)	$(49,807)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	51,112,302	$5	$1,151,920	$53	$(291,227)	$860,751
Issuance of common stock upon exercise of stock options	113,559	—	1,483	—	—	1,483
Stock-based compensation expense	—	—	9,925	—	—	9,925
Other comprehensive loss	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(50,447)	(50,447)
Balances at March 31, 2021	51,225,861	$5	$1,163,328	$18	$(341,674)	$821,677
Issuance of common stock upon exercise of stock options	131,276	—	2,228	—	—	2,228
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	72,976	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plans	4,295	—	305	—	—	305
Stock-based compensation expense	—	—	11,087	—	—	11,087
Other comprehensive loss	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(55,852)	(55,852)
Balances at June 30, 2021	51,434,408	$5	$1,176,948	$—	$(397,526)	$779,427

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	44,413,404	$5	$503,475	$10	$(158,131)	$345,359
Issuance of common stock upon exercise of stock options	39,297	—	159	—	—	159
Stock-based compensation expense	—	—	6,082	—	—	6,082
Other comprehensive income	—	—	—	479	—	479
Net loss	—	—	—	—	(24,392)	(24,392)
Balances at March 31, 2020	44,452,701	$5	$509,716	$489	$(182,523)	$327,687
Issuance of common stock upon exercise of stock options	203,373	—	720	—	—	720
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	10,942	—	(206)	—	—	(206)
Stock-based compensation expense	—	—	6,890	—	—	6,890
Other comprehensive income	—	—	—	105	—	105
Net loss	—	—	—	—	(25,999)	(25,999)
Balances at June 30, 2020	44,667,016	$5	$517,120	$594	$(208,522)	$309,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(106,299)	$(50,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	466	216
Stock-based compensation	21,012	12,972
Amortization (accretion) of premium (discount) on marketable securities	25	(231)
Amortization of operating lease right-of-use asset	3,897	199
Amortization of issuance costs	26	22
Changes in assets and liabilities:
Prepaid expenses and other current assets	(431)	933
Other assets	(35)	(2,305)
Accounts payable	(5,753)	4,338
Accrued and other current liabilities	15,459	2,620
Operating lease liability	347	(210)
Net cash used in operating activities	(71,286)	(31,837)
Cash flows from investing activities
Purchase of property and equipment	(3,772)	(249)
Deposits on property and equipment	(16,962)	—
Purchase of marketable securities	—	(86,317)
Maturities of marketable securities	24,500	76,150
Net cash provided by (used in) investing activities	3,766	(10,416)
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	3,711	879
Payments for restricted stock units, net of taxes withheld	—	(206)
Proceeds from issuance of common stock pursuant to employee stock purchase plans	305	—
Proceeds from sale of future royalties, net of issuance costs	—	99,643
Principal payments of capital lease	—	(5)
Principal payments of tenant improvement allowance payable	(22)	(19)
Net cash provided by financing activities	3,994	100,292
Net increase (decrease) in cash, cash equivalents and restricted cash	(63,526)	58,039
Cash, cash equivalents and restricted cash, at beginning of period	950,720	211,937
Cash, cash equivalents and restricted cash, at end of period	$887,194	$269,976
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$880,870	$269,836
Restricted cash	6,324	140
Cash, cash equivalents and restricted cash in consolidated balance sheets	$887,194	$269,976

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$498	$—
Purchase of property and equipment under accounts payable and accruals	$1,821	$77

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

Liquidity

As of June 30, 2021, the Company had cash and cash equivalents of $880.9 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash and cash equivalents will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Form 10-Q.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and expenses during the reporting period. The impact of the ongoing COVID-19 pandemic continues to evolve. As a result, certain estimates and assumptions required increased judgment and carried a higher degree of variability and volatility, including but not limited to, the fair value of marketable securities, performance-based equity awards, and research and development accruals for the three and six months ended June 30, 2021. As events continue to unfold and additional information becomes available, these estimates may change materially in future periods. Actual results could differ from those estimates.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Risks and Uncertainties

In March 2020, the World Health Organization declared a pandemic due to the global COVID-19 outbreak. The significant uncertainties caused by the ongoing COVID-19 pandemic may negatively impact the Company’s operations, liquidity, and capital resources and will depend on certain evolving developments, including the duration and spread of the outbreak, regulatory and private sector responses and the impact on employees and vendors including supply chain and clinical partners, all of which are uncertain and cannot be predicted. During this pandemic, the Company continues to work closely with clinical sites towards maximal patient safety and the lowest number of missed visits and study discontinuations. The Company has taken and continues to take proactive measures to maintain the integrity of its ongoing clinical studies. Despite these efforts, the ongoing COVID-19 pandemic could significantly impact clinical trial enrollment and completion of its clinical studies. During this pandemic, we continue to work closely with our manufacturing suppliers, partners and facilities to maintain the supply of our product candidates needed for the expansion of our clinical trials and to retain the number, scale and design of manufacturing runs that regulatory authorities may require to obtain marketing approval, including those required to support a BLA submission. Despite these efforts, the ongoing COVID-19 pandemic could significantly impact the timing or likelihood of clinical resupply and of regulatory filings and approvals. The Company will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, the Company’s product candidates, and begin to commercialize any approved products.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2021, respectively, are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, except as noted within the “Recent Accounting Pronouncements – Recently Adopted Accounting Pronouncements” section.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its Accounting Standards Codification or other standard setting bodies, and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics and disclosure requirements to improve alignment with the SEC's regulations. The Company adopted this new guidance as of January 1, 2021, and this guidance did not have a material impact on its consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

The Company continues to monitor new accounting pronouncements issued by the FASB. All other newly issued accounting pronouncements issued through the date of this report have been deemed either immaterial or not applicable.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued clinical trial and related costs	$26,398	$11,119
Accrued research and development	3,953	3,082
Accrued salaries and benefits	3,425	5,094
Accrued legal fees	707	252
Accrued professional fees	118	253
Accrued other liabilities	2,433	602
Total accrued and other current liabilities	$37,034	$20,402

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$825,676	$—	$—	$825,676
Total	$825,676	$—	$—	$825,676

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$917,485	$—	$—	$917,485
Marketable securities:
U.S. treasury securities	—	10,006	—	10,006
Corporate notes	—	14,572	—	14,572
Total	$917,485	$24,578	$—	$942,063

As of June 30, 2021 and December 31, 2020, the fair value of the liability related to sale of future royalties is based on our current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

5. Marketable Securities

The marketable securities are classified as available-for-sale and consist of U.S. treasury securities and corporate notes. The fair value measurement data for marketable securities is obtained from independent pricing services. The Company validates the prices provided by the third-party pricing services by understanding the valuation methods and data sources used and analyzing the pricing data in certain instances.

The Company had no marketable securities at June 30, 2021. The following table summarizes the marketable securities (in thousands):

As of December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$10,003	$3	$—	$10,006
Corporate notes	14,522	50	—	14,572
Total marketable securities, current	$24,525	$53	$—	$24,578

All marketable securities held at December 31, 2020 had effective maturities of less than one year. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three and six months ended June 30, 2021, respectively, and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss. As of June 30, 2021 and December 31, 2020, the Company had no allowance for credit losses for available-for-sale debt securities. There were no impairment charges or recoveries recorded during each of the six months ended June 30, 2021 and June 30, 2020, respectively.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Commitments and Contingencies

Embedded Lease

In August 2020, the Company and its wholly-owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of drug substance for KSI-301. A custom-built manufacturing facility is planned to be completed and dedicated to the manufacture of the Company’s drug substance. The manufacturing agreement has an initial term of eight years, and the Company has the right to extend the term up to a total of 16 years. The Company and Lonza each have the ability to terminate this agreement upon the occurrence of certain conditions.

In April 2021, the agreement was amended to provide for higher annual manufacturing capacity. The Company expanded and finalized the design and scope of the bioconjugate manufacturing facility with a revised estimated capital contribution of approximately 75.0 million Swiss Francs. Over the period from 2022 through 2029, manufacturing fees totaling approximately 150.0 million Swiss Francs may be incurred for potential commercial supply of KSI-301 drug substance.

The Company concluded that this agreement contains an embedded lease as the custom-built manufacturing suite will be dedicated for the Company’s use. As of June 30, 2021, the Company did not have control of this manufacturing space and therefore, did not record a right-of-use asset and corresponding lease liability.

Manufacturing Agreements

The Company has entered into service agreements in the normal course of business with various service providers, pursuant to which such service providers agreed to perform activities in connection with the manufacturing process of certain materials. These agreements, and any related amendments, state that planned activities that are included in the signed work orders are, in some cases, binding and, hence, obligate the Company to pay the full price of the work order upon satisfactory delivery of products and services or obligate the Company to the binding amount regardless of whether such planned activities are in fact performed. Per the terms of the agreements, the Company has the option to cancel signed orders at any time upon written notice, which may or may not be subject to payment of a cancellation fee. The level of cancellation fees may be dependent on the timing of the written notice in relation to the commencement date of the work, with the maximum cancellation amount dependent on the agreement or the work order.

Other Funding Commitments

In the normal course of business, the Company enters into agreements with third-parties for services to be provided to the Company. Generally, these agreements provide for termination upon notice, with specified amounts due upon termination based on the timing of termination and the terms of the applicable agreement. The actual amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of services to be provided to the Company.

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

7. Stock-Based Compensation

In January 2021 and 2020, the number of shares of common stock available for issuance under the 2018 Equity Incentive Plan (the "2018 Plan") was increased by approximately 2.0 million and 1.8 million shares, respectively, as a result of the automatic increase provision in the 2018 Plan.

Stock Options

Stock option activity under the 2018 Plan and 2015 Equity Incentive Plan (the "2015 Plan") is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	6,897,276	$24.52	8.07	$841,704
Granted	288,689	$121.99
Exercised	(244,835)	$15.15
Forfeited or canceled	(119,606)	$39.53
Outstanding at June 30, 2021	6,821,524	$28.65	7.61	$446,963

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan and 2015 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	359,945	$59.54
Granted	21,700	$106.76
Vested	(72,976)	$58.97
Canceled	(20,307)	$58.00
Unvested at June 30, 2021	288,362	$63.34

Performance-Based Stock Options and Restricted Stock Units

The Company granted 190,831 performance-based stock options during the six months ended June 30, 2021 (the "2021 PSAs"). The Company did not grant any performance-based equity awards during 2020. The Company granted 170,150 performance-based options and 128,900 performance-based restricted stock units to employees in 2019 (the "2019 PSAs").

The performance-based equity awards granted will vest one-quarter upon the achievement of specific clinical development milestones. The remaining shares will then vest ratably over three years thereafter. Performance-based stock options and performance-based restricted stock units are recorded as expense beginning when vesting events are determined to be probable.

The milestone for the 2019 PSAs was achieved during the second quarter of 2021. As of June 30, 2021, 42,536 performance-based stock options and 28,905 performance-based restricted stock units granted during 2019 have vested. The Company believes that the achievement of the requisite performance condition for 2021 PSAs continues to be probable.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock-based compensation expense recognized was $3.7 million and $6.2 million during the three and six months ended June 30, 2021, respectively, and $1.8 million and $3.6 million during the three and six months ended June 30, 2020, respectively.

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

The Company issued 4,295 shares and 4,295 shares under the ESPP during the three and six months ended June 30, 2021, respectively. The stock-based compensation expense related to the ESPP was $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively.

Stock-Based Compensation Expense

Stock-based compensation for options, restricted shares, and ESPP is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$5,770	$3,776	$11,169	$7,224
General and administrative	5,317	3,114	9,843	5,748
Total stock-based compensation	$11,087	$6,890	$21,012	$12,972

As of June 30, 2021, total unrecognized compensation cost related to the unvested share-based awards and ESPP was $89.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.

8. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of June 30,
	2021	2020
Outstanding stock options	6,821,524	7,304,288
Unvested restricted shares	288,362	318,995
Total	7,109,886	7,623,283

9. Subsequent Events

Subsequent to June 30, 2021, at the Company's request, Baker Bros. Advisors, LP confirmed in a letter agreement that, despite the Company being in a position to satisfy the product development criteria, the second funding amount would not be paid and the aggregate royalty cap under the Funding Agreement would be reduced from $1,012.5 million to $450.0 million.

Subsequent to June 30, 2021, the Company has entered into a binding purchase commitment for manufacturing equipment related to the commercial supply of KSI-301. Based on this agreement, the Company is currently committed to minimum non-cancelable purchase obligations of approximately $20.0 million, which are expected to be paid through 2023.

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

To date, we have generated compelling clinical data with our most advanced product candidate, KSI-301, a novel anti-VEGF antibody biopolymer conjugate, which is designed to maintain potent and effective drug levels in ocular tissues for longer periods than the currently-marketed biologic medicines used to treat retinal diseases. We believe that KSI-301, if approved, has the potential to be an important therapy to treat patients with wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, macular edema due to retinal vein occlusion, or RVO, and diabetic retinopathy, or DR.

We have continued to progress and expand the KSI-301 development program towards the goal of having the medicine approved and available to physicians for broad, first-line treatment of patients across all of these indications. We are also investing in optimizations of KSI-301's product presentation, such as the early commercial availability of pre-filled syringes that could further support strong commercial uptake.

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

Developing and launching a novel anti-VEGF medicine with extended durability is the central principle of our KSI-301 development program, and in the last quarter we have continued to make substantial progress in the recruitment of our pivotal studies evaluating KSI-301. The pivotal study program evaluates KSI-301's potential for best-in-class long-interval dosing regimens and broad labeling to reduce barriers to reimbursement. Our Phase 2b/3 DAZZLE pivotal study in patients with treatment-naïve wet AMD was initiated in October 2019 and completed enrollment in November 2020. In the third quarter of 2020, we also initiated two Phase 3 studies in DME (GLEAM and GLIMMER) and one Phase 3 study in RVO (BEACON). In June 2021, we randomized the first patients into an additional Phase 3 study in wet AMD (DAYLIGHT) that is designed to broaden KSI-301's potential product labeling and maximize physician's treatment flexibility and reimbursement confidence. To date, we are pleased with the operational progress in site activation, patient screening and recruitment in these studies. We believe we are on track to complete patient enrollment into GLEAM, GLIMMER, BEACON, and DAYLIGHT in the fourth quarter of 2021 or early 2022. Notably, BEACON is nearly two-thirds enrolled and we are extending the study to 18 months to allow participants to continue to receive treatment for a longer period of time. In the DAZZLE study, the last patient’s last visit for the primary efficacy endpoint is expected in the fourth quarter of 2021 and topline data are expected in the first quarter of 2022.

We also believe we are on track to begin screening and recruiting patients in August 2021 in our Phase 3 GLOW study in patients with non-proliferative Diabetic Retinopathy without DME, although we are not planning for this study and indication to be included in our initial BLA filing given the long timeframe we expect to be required to recruit patients in this chronic, more preventive disease indication.

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

This conviction is also reflected in our concurrent manufacturing efforts, notably our dedicated IBEX manufacturing facility and also our continued efforts towards the potential of early commercial availability of our pre-filled syringe, both key efforts supportive of strong early commercial uptake.

KSI-301 program includes a wide range of dosing intervals to maximize flexibility and reimbursement confidence for physicians and patients

Completed Recruitment	Now Recruiting	Now Recruiting	Now Recruiting	Starting in 3Q2021
Wet AMD	**Wet AMD**	**Diabetic Macular Edema**	**Retinal Vein Occlusion**	**Non-Proliferative Diabetic Retinopathy**
Comparator	**Comparator**	**Comparator**	**Comparator**	**Comparator**
Aflibercept **once every 2 months** after 3 monthly loading doses	Aflibercept **once every 2 months** after 3 monthly loading doses	Aflibercept **once every 2 months** after 5 monthly doses	Aflibercept **once every month**	Sham
DAZZLE Study[1]	**DAYLIGHT Study[2]**	**GLEAM and GLIMMER Studies[3]**	**BEACON Study[4]**	**GLOW Study**
KSI-301 **once every 3, 4 or 5 months** after 3 monthly loading doses	KSI-301 **once every month**	KSI-301 **once every 2 to 6 months** after 3 monthly loading doses	KSI-301 **once every 2 months or longer** after 2 monthly loading doses	KSI-301 **once every 6 months** after 3 initiating doses
5 Minimum doses in Year 1[5]; 2 Minimum doses in Year 2[5]	Monthly Dosing	4 Minimum doses in Year 1[5]; 2 Minimum doses in Year 2[5]	4 Minimum doses in Year 1[5]	4 Doses in Year 1[5]; 2 Doses in Year 2[5]

Once every 4-20 weeks (Wet AMD) | Once every 4-24 weeks (DME) | Once every 4-8 weeks (RVO) | Once every 24 weeks (NPDR)

Targeted label at launch (Wet AMD, DME, RVO)

Targeted label with sBLA (NPDR)

KODIAK

1. NCT04049266. 2. NCT04964089. 3. NCT04611152 and NCT04603937. 4. NCT04592419. 5. Based on study design; sBLA: supplemental BLA

KSI-301 Accelerated Development Strategy

5 Pivotals to support initial BLA with all 3 major anti-VEGF indications (NPDR in sBLA)

Trial	Design	Timeline (2019–2023)
Phase 1b *Ongoing*	**121 treatment-naïve wAMD, DME, RVO patients** **Safety, efficacy, durability - 18 months follow-up**	
DAZZLE wAMD Phase 2b / 3 Long Interval Dosing	**~550 treatment naïve wAMD** **Q12W-Q20W KSI-301 vs Q8W Eylea**	Year 1 Primary Endpoint → Year 2
DAYLIGHT wAMD Phase 3 - Monthly Dosing *Enrolling*	**~500 Rx naïve wAMD** **Q4W KSI-301 vs Q8W Eylea**	10-month Endpoint
GLEAM DME Phase 3 *Enrolling*	**~450 treatment naïve pts.** **Q8W-Q24W KSI-301 vs Q8W Eylea**	Year 1 Primary Endpoint → Year 2
GLIMMER DME Phase 3 *Enrolling*	**~450 treatment naïve pts.** **Q8W-Q24W KSI-301 vs Q8W Eylea**	Year 1 Primary Endpoint → Year 2
BEACON RVO Phase 3 *Enrolling*	**~550 treatment naïve BRVO or CRVO** **Q8W KSI-301 vs Q4W Eylea**	6-month Primary Endpoint → 12 Months → 18 Months
GLOW NPDR Phase 3 *FPI 3Q 2021 (expected)*	**~240 patients** **Q24W KSI-301 vs Sham**	Year 1 → Year 2

Timeline columns: 2019, 2020, 2021, 2022, 2023

KODIAK

RVO: retinal vein occlusion; BRVO: branch RVO; CRVO: central RVO; wAMD: wet age-related macular degeneration; DME: diabetic macular edema; DR: diabetic retinopathy; FPI: first patient in

Amendment to Funding Agreement with Baker Bros. Advisors

In December 2019, we, together with our wholly-owned subsidiary Kodiak Sciences GmbH entered into a funding agreement (the "Funding Agreement") with certain assignees of Baker Bros. Advisors, LP (“BBA”) under which BBA agreed to fund up to $225.0 million in the aggregate in exchange for the right to 4.5% royalties on our potential future net sales of KSI-301 and certain other products.  The royalty was capped at 4.5 times the total amount funded under the Funding Agreement. BBA funded $100.0 million at closing in February 2020, with the remaining $125.0 million to be funded upon receipt of our notice that we satisfied specified product development criteria and making certain certifications to BBA.

At our request, BBA acknowledged and confirmed on July 22, 2021 in a letter agreement that, despite Kodiak being in a position to satisfy the product development criteria, the second funding amount would not be paid and the aggregate royalty cap under the Funding Agreement would be reduced from $1,012.5 million to $450.0 million.  The request was made in light of, among other factors, our strong balance sheet due to the $612.0 million capital raise in November 2020 and our clinical trial progress. An independent committee of the Board of Directors of Kodiak ratified the decision not to draw the second funding payment.

KSI-301 International Non-proprietary Name (INN)

In May 2021, we selected tarcocimab tedromer as the proposed INN for KSI-301. The INN uniquely describes KSI-301 in all countries and is assigned by the World Health Organization (WHO). The two-part INN is descriptive of our bioconjugate, namely the antibody (tarcocimab) and the biopolymer (tedromer).

China INDs

In March 2021, our investigational new drug (IND) applications for KSI-301 in RVO and DME were approved by China’s National Medicinal Products Administration (NMPA). The IND approval allows Kodiak to enroll patients from China into the BEACON and GLIMMER studies; we believe that inclusion of patients from China in these studies could be beneficial for the potential future approval of KSI-301 in China.

KSI-301 Phase 1b Study

In February 2021, we presented Year 1 durability, efficacy and safety data from our ongoing Phase 1b trial of KSI-301 in patients with treatment naïve wet AMD, DME or RVO at the Angiogenesis, Exudation, and Degeneration 2021 – Virtual Edition meeting. The data showed 2 in every 3 patients are on a 6-month or longer treatment-free interval at Year 1 in each of the three major retinal vascular diseases after only three loading doses. Robust vision gains (particularly notable in the context of very good baseline vision) and robust retinal drying (when baseline anatomical characteristics are considered) were seen across all three diseases being studied. Strong anti-VEGF efficacy (achieving at Year 1 approximately 20/40 eye chart vision on average in wet AMD and approximately 20/32 vision on average in DME and RVO) and an encouraging safety profile continued to be observed across all three diseases. We believe the data support the “anti-VEGF Generation 2.0” profile of KSI-301.

Track Record of KSI-301 Safety

We believe the safety profile of KSI-301 continues to be very encouraging. In the Phase 1a/1b program, over 825 injections of KSI-301 have now been administered, with patients followed for as long as 31 months. In the pivotal study programs, in which the data remain masked (blinded) as the studies are ongoing, we estimate that 2,800 KSI-301 injections have been given; the total safety database now includes an estimated >575 patient-years of exposure to KSI-301. Our ongoing reviews of safety data from the open-label Phase 1b study and the masked pivotal studies continue to suggest that the safety of KSI-301 is tracking with the expectations set by the safety profile of the current standard of care intravitreal medicines.

COVID-19

We are continuing to monitor the global ongoing COVID-19 pandemic. Since the initial outbreak in early 2020, governments globally have taken preventative and protective actions, including but not limited to, restrictions on non-essential travel, business operations, and gatherings of individuals. The State of California, where our corporate office is located, declared a state of emergency and shelter-in-place order in March 2020. Many restrictions have since eased, but resurgences in number and rates of infections in certain states and/or countries may result in the return or implementation of more restrictive measures. The extent of the impact of the ongoing COVID-19 pandemic will depend on certain evolving developments, including the duration and spread of the outbreak and the impact on our employees, vendors including supply chain and clinical partners, all of which are uncertain and cannot be predicted.

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

Through this pandemic, we continue to work closely with our clinical sites towards maximal patient safety and the lowest number of missed visits and study discontinuations. We have taken and continue to take proactive measures to maintain the integrity of our ongoing clinical studies. To date, we continue to see low levels of patient missed visits.

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
•
To minimize the potential for disruption of our pivotal studies of KSI-301, we refined our study designs, including sample size and country selection. We began enrollment of our pivotal DME (GLEAM and GLIMMER) and RVO (BEACON) studies in the third quarter of 2020 in the United States and began enrollment of the DAYLIGHT wet AMD study in June 2021. We aim to begin our pivotal study in non-proliferative DR (GLOW) in August 2021, dependent on the continued evolution of the COVID-19 pandemic. All of our EU and Israel clinical trial application submissions are active and approved for GLEAM, GLIMMER and BEACON, and global recruitment activities are underway in all three studies. Ex-US clinical trial applications for DAYLIGHT and GLOW are currently underway.
•
Our clinical supply chain and manufacturing activities remain intact, and we do not currently anticipate disruptions to our clinical supply of KSI-301 due to COVID-19.

•
As we work towards commercial scale-up and manufacturing activities to support BLA submission, there is increasing competition with COVID-19 related vaccine and therapeutic programs for manufacturing related (i) materials such as resins, filters, sterile tubesets, pipette tips; (ii) personnel such as facility engineering and construction as well as plant engineers and workers; and (iii) production slots in cGMP facilities. These events may cause delays to our commercial manufacturing timelines. Construction of the IBEX facility is now targeted for completion in 2022. The primary cause of the revised timeline is construction delays encountered at the Ibex Dedicate Facility in Switzerland due to COVID-19 vaccine related manufacturing activities, primarily limitation of construction and facility personnel resources.

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

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Operating expenses
Research and development	$45,404	$20,557	$24,847	$85,741	$40,727	$45,014
General and administrative	10,505	6,222	4,283	20,726	11,775	8,951
Loss from operations	(55,909)	(26,779)	(29,130)	(106,467)	(52,502)	(53,965)
Interest income	81	698	(617)	230	1,906	(1,676)
Interest expense	(5)	(6)	1	(11)	(13)	2
Other income (expense), net	(19)	88	(107)	(51)	218	(269)
Net loss	$(55,852)	$(25,999)	$(29,853)	$(106,299)	$(50,391)	$(55,908)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
KSI-301 program expenses	$27,700	$9,888	$17,812	$51,186	$22,173	$29,013
KSI-501 program expenses	1,741	394	1,347	3,406	469	2,937
ABC Platform and other program expenses	1,352	2,447	(1,095)	3,428	3,171	257
Payroll and personnel expenses	10,191	6,858	3,333	19,804	12,746	7,058
Facilities and other research and development expenses	4,420	970	3,450	7,917	2,168	5,749
Total research and development expenses	$45,404	$20,557	$24,847	$85,741	$40,727	$45,014

KSI-301 program expenses increased $17.8 million and $29.0 million during the three and six months ended June 30, 2021, respectively, as compared to 2020. The increase was primarily due to clinical trial costs to support ongoing trials, as well as manufacturing progress for KSI-301. Our pivotal Phase 2b/3 clinical study in wAMD (DAZZLE) completed patient recruitment in November 2020. We initiated two pivotal Phase 3 clinical studies in DME (GLEAM and GLIMMER) and one pivotal Phase 3 clinical study in RVO (BEACON) in the third quarter of 2020. In June 2021, we randomized the first patients into an additional Phase 3 study in wet AMD (DAYLIGHT) designed to broaden KSI-301’s product labeling.

KSI-501 program increased $1.3 million and $2.9 million during the three and six months ended June 30, 2021, respectively, as compared to 2020, primarily due to increased research and development activities for KSI-501.

Payroll and personnel expenses increased $3.3 million and $7.1 million during the three and six months ended June 30, 2021, respectively, as compared to 2020, due to increased headcount and stock-based compensation expense.

Facilities and other research and development expenses increased $3.5 million and $5.7 million during the three and six months ended June 30, 2021, respectively, as compared to 2020, primarily due to lease costs for our Palo Alto and Switzerland facilities expansion.

General and Administrative Expenses

General and administrative expenses increased $4.3 million and $9.0 million during the three and six months ended June 30, 2021, respectively, as compared to 2020, primarily driven by higher headcount and stock-based compensation expense, professional services related to consulting, legal and accounting, and lease costs for Palo Alto facilities expansion.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes, warrants and the sale of royalties. As of June 30, 2021, we had cash and cash equivalents of $880.9 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three and six months ended June 30, 2021, we had net loss of $55.9 million and $106.3 million, respectively, and we expect to continue to incur additional losses in future periods. As of June 30, 2021, we had an accumulated deficit of $397.5 million.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(71,286)	$(31,837)
Investing activities	3,766	(10,416)
Financing activities	3,994	100,292
Net increase (decrease) in cash, cash equivalents and restricted cash	$(63,526)	$58,039

Cash Flows from Operating Activities

Net cash used in operating activities was $71.3 million for the six months ended June 30, 2021, primarily attributable to a net loss during this period due to increased payroll and personnel expenses and manufacturing and clinical trial costs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3.8 million for the six months ended June 30, 2021, primarily related to maturities of marketable securities net of purchases of and deposits related to property and equipment during the quarter.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.0 million for the six months ended June 30, 2021, primarily due to the proceeds from stock option exercises and employee stock purchase plan.

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

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2021, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the medicine is approved by the FDA, EMA, NMPA or other comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Our inability to promptly obtain and maintain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

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

Since the ACA’s enactment, there have been numerous challenges to the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA.  While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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
•
the availability of capital.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing approval. The laws that may impact our operations include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•
federal civil and criminal false claims laws, including the False Claims Act, which can be enforced by private citizens on behalf of the government through civil whistleblower or qui tam actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;
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

As of June 30, 2021, we had 76 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Additionally, as a result of the ongoing COVID-19 pandemic, certain employees remain in a remote work environment and outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks, and unauthorized dissemination of proprietary or confidential information, any of which could have a material adverse effect on our business.

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

The COVID-19 pandemic continues to unfold and we will continue to monitor our operations in response. We continue to observe government recommendations. Quarantines for COVID-19 or other viruses could impact personnel at third party manufacturing facilities, or the availability or cost of materials, which would disrupt our supply chain. While many of these materials may be obtained by more than one supplier, port closures and other restrictions resulting from the coronavirus outbreak in the region may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. As we work towards commercial scale-up and manufacturing activities to support BLA submission, there is increasing competition with COVID-19 related vaccine and therapeutic programs for manufacturing related (i) materials such as resins, filters, sterile tubesets, pipette tips; (ii) personnel such as facility engineering and construction as well as plant engineers and workers; and (iii) production slots in cGMP facilities. These events have begun to impact our manufacturing activities and timelines and may cause delays to our commercial manufacturing timelines. Currently, the critical path item on the path to complete our manufacturing regulatory dossiers to be used in our BLA filing is completion of our dedicated IBEX facility which is needed for at-commercial-scale qualification and validation manufacturing batches to be included in our BLA filing. Our IBEX facility was originally scheduled for completion in late 2021 and is now schedule for completion in 1H 2022. This delay is due to construction resources having been allocated to build commercial manufacturing suites for COVID-19 vaccines in the IBEX. Notably, another four commercial scale manufacturing suites have just been announced and are scheduled for construction completion early 2022. At this time, we are not aware and do not believe these new vaccine production lines will impact our manufacturing timelines.

In addition, our current and future clinical trials may be materially and adversely affected by the COVID-19 outbreak in the future. Site initiation and patient enrollment may be further delayed due to prioritization of hospital resources toward the COVID-19 outbreak. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may adversely impact our clinical trial operations. Kodiak staff and/or our CRO partners may not be able to travel to study sites, impacting further site initiations and in-person monitoring of study data quality. Other Kodiak vendors on whom we depend, such as supply chain and logistics partners and our image reading centers may be disrupted, and our operations could be affected. Our clinical studies enroll patients who have underlying risk factors such as advanced age, hypertension and/or diabetes which could lead to higher than expected study discontinuation rates and/or missed visit rates if these patients are adversely affected by the COVID-19 outbreak. To date, we continue to see low levels of patient missed visits. Additionally, the pandemic could result in delayed recruitment in some or all of our clinical studies that are currently recruiting patients, for example if as a consequence of the pandemic patients are not willing to be seen by their physician as frequently as our study protocols require.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

The extent to which the risks and evolving effects of the COVID-19 pandemic impact our business and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease, including the effectiveness and timing of vaccine programs in the U.S. and worldwide. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

We have incurred net losses in each reporting period since our inception, including net losses of $106.3 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $397.5 million.

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

KODIAK SCIENCES INC.

Date: August 9, 2021	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ John Borgeson
John Borgeson
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)