Form 10-Q
period 2021-09-30
Kodiak Sciences Inc.
filed 2021-11-09
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 51,717,286 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan”, “hope” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Part II, Item 1A — Risk Factors” and elsewhere in this report. Forward-looking statements include, but are not limited to, statements about:

•
the success, cost and timing of our development activities, preclinical studies, clinical trials and regulatory filings;
•
the translation of our preclinical results and data and early clinical trial results in particular relating to safety, efficacy and durability into future clinical trials in humans;
•
the continued durability, efficacy and safety of our product candidates;
•
the portfolio of clinical trials planned for submission in our Biologics License Application, or BLA, of KSI-301;
•
our ability to present clinical data across our pivotal trials beginning in early 2022;
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
•
our expectations regarding chemistry manufacturing and controls, or CMC, requirements of the United States Food and Drug Administration, or FDA, and other regulatory bodies to support our BLA submission and potential commercial launch;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$799,247	$944,396
Marketable securities	—	24,578
Prepaid expenses and other current assets	6,259	3,031
Total current assets	805,506	972,005
Restricted cash	6,324	6,324
Property and equipment, net	22,939	5,136
Operating lease right-of-use asset	68,450	73,672
Other assets	54,987	10,210
Total assets	$958,206	$1,067,347
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,761	$8,646
Accrued and other current liabilities	39,016	20,402
Operating lease liability	1,619	2,374
Total current liabilities	54,396	31,422
Operating lease liability, net of current portion	77,338	75,028
Liability related to sale of future royalties	99,929	99,890
Other liabilities	223	256
Total liabilities	231,886	206,596
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at September 30, 2021 and December 31, 2020; 51,698,775 and 51,112,302 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	1,191,367	1,151,920
Accumulated other comprehensive income	—	53
Accumulated deficit	(465,052)	(291,227)
Total stockholders’ equity	726,320	860,751
Total liabilities and stockholders’ equity	$958,206	$1,067,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$56,002	$29,306	$141,743	$70,033
General and administrative	11,533	7,357	32,259	19,132
Total operating expenses	67,535	36,663	174,002	89,165
Loss from operations	(67,535)	(36,663)	(174,002)	(89,165)
Interest income	40	645	270	2,551
Interest expense	(6)	(6)	(17)	(19)
Other income (expense), net	(25)	(98)	(76)	120
Net loss	$(67,526)	$(36,122)	$(173,825)	$(86,513)
Net loss per common share, basic and diluted	$(1.30)	$(0.80)	$(3.36)	$(1.92)
Weighted-average common shares outstanding used in computing net loss per common share, basic and diluted	51,875,315	45,119,885	51,722,611	44,972,085
Other comprehensive income (loss)
Change in unrealized gains related to available-for-sale debt securities, net of tax	—	(349)	(53)	235
Total other comprehensive income (loss)	—	(349)	(53)	235
Comprehensive loss	$(67,526)	$(36,471)	$(173,878)	$(86,278)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	51,112,302	$5	$1,151,920	$53	$(291,227)	$860,751
Issuance of common stock upon exercise of stock options	113,559	—	1,483	—	—	1,483
Stock-based compensation expense	—	—	9,925	—	—	9,925
Other comprehensive loss	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(50,447)	(50,447)
Balances at March 31, 2021	51,225,861	5	1,163,328	18	(341,674)	821,677
Issuance of common stock upon exercise of stock options	131,276	—	2,228	—	—	2,228
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	72,976	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plans	4,295	—	305	—	—	305
Stock-based compensation expense	—	—	11,087	—	—	11,087
Other comprehensive loss	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(55,852)	(55,852)
Balances at June 30, 2021	51,434,408	5	1,176,948	—	(397,526)	779,427
Issuance of common stock upon exercise of stock options	103,585	—	2,042	—	—	2,042
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	10,799	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	149,983	—	—	—	—	—
Stock-based compensation expense	—	—	12,377	—	—	12,377
Net loss	—	—	—	—	(67,526)	(67,526)
Balances at September 30, 2021	51,698,775	$5	$1,191,367	$—	$(465,052)	$726,320

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	44,413,404	$5	$503,475	$10	$(158,131)	$345,359
Issuance of common stock upon exercise of stock options	39,297	—	159	—	—	159
Stock-based compensation expense	—	—	6,082	—	—	6,082
Other comprehensive income	—	—	—	479	—	479
Net loss	—	—	—	—	(24,392)	(24,392)
Balances at March 31, 2020	44,452,701	5	509,716	489	(182,523)	327,687
Issuance of common stock upon exercise of stock options	203,373	—	720	—	—	720
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	10,942	—	(206)	—	—	(206)
Stock-based compensation expense	—	—	6,890	—	—	6,890
Other comprehensive income	—	—	—	105	—	105
Net loss	—	—	—	—	(25,999)	(25,999)
Balances at June 30, 2020	44,667,016	5	517,120	594	(208,522)	309,197
Issuance of common stock upon exercise of stock options	93,497	—	813	—	—	813
Stock-based compensation expense	—	—	8,241	—	—	8,241
Other comprehensive loss	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	(36,122)	(36,122)
Balances at September 30, 2020	44,760,513	$5	$526,174	$245	$(244,644)	$281,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(173,825)	$(86,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	722	317
Stock-based compensation	33,389	21,213
Amortization (accretion) of premium (discount) on marketable securities	25	(145)
Amortization of operating lease right-of-use asset	5,811	1,793
Amortization of issuance costs	39	36
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3,228)	1,518
Other assets	(936)	(3,654)
Accounts payable	3,255	1,616
Accrued and other current liabilities	10,547	7,566
Operating lease liability	966	(156)
Net cash used in operating activities	(123,235)	(56,409)
Cash flows from investing activities
Purchase of property and equipment	(8,598)	(1,855)
Deposits on property and equipment	(43,841)	—
Purchase of marketable securities	—	(86,317)
Maturities of marketable securities	24,500	134,148
Net cash provided by (used in) investing activities	(27,939)	45,976
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	5,753	1,692
Payments for restricted stock units, net of taxes withheld	—	(206)
Proceeds from issuance of common stock pursuant to employee stock purchase plans	305	—
Proceeds from sale of future royalties, net of issuance costs	—	99,643
Principal payments of capital lease	—	(5)
Principal payments of tenant improvement allowance payable	(33)	(28)
Net cash provided by financing activities	6,025	101,096
Net increase (decrease) in cash, cash equivalents and restricted cash	(145,149)	90,663
Cash, cash equivalents and restricted cash, at beginning of period	950,720	211,937
Cash, cash equivalents and restricted cash, at end of period	$805,571	$302,600
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$799,247	$291,585
Restricted cash	6,324	11,015
Cash, cash equivalents and restricted cash in consolidated balance sheets	$805,571	$302,600

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$583	$75,545
Purchase of property and equipment under accounts payable and accruals	$10,730	$1,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

1. The Company

Kodiak Sciences Inc. (the “Company”) is a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases in the United States and additional international markets. The Company devotes substantially all of its resources to the research and development of its product platforms and product candidates including activities to conduct clinical studies of its product candidates, manufacture product candidates and provide general and administrative support for these operations.

Liquidity

As of September 30, 2021, the Company had cash and cash equivalents of $799.2 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash and cash equivalents will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Form 10-Q.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and expenses during the reporting period. The impact of the ongoing COVID-19 pandemic continues to evolve. As a result, certain estimates and assumptions required increased judgment and carried a higher degree of variability and volatility, including but not limited to, the fair value of marketable securities, performance-based equity awards, and research and development accruals for the three and nine months ended September 30, 2021. As events continue to unfold and additional information becomes available, these estimates may change materially in future periods. Actual results could differ from those estimates.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Risks and Uncertainties

In March 2020, the World Health Organization declared a pandemic due to the global COVID-19 outbreak. The significant uncertainties caused by the ongoing COVID-19 pandemic may negatively impact the Company’s operations, liquidity, and capital resources and will depend on certain evolving developments, including the duration and spread of the outbreak, regulatory and private sector responses and the impact on employees and vendors including supply chain and clinical partners, all of which are uncertain and cannot be predicted. During this pandemic, the Company continues to work closely with clinical sites towards maximal patient safety and the lowest number of missed visits and study discontinuations. The Company has taken and continues to take proactive measures to maintain the integrity of its ongoing clinical studies. Despite these efforts, the ongoing COVID-19 pandemic could significantly impact clinical trial enrollment and completion of its clinical studies. During this pandemic, the Company continues to work closely with its manufacturing suppliers, partners and facilities to maintain the supply of its product candidates needed for the expansion of clinical trials and to retain the number, scale and design of manufacturing runs that regulatory authorities may require to obtain marketing approval, including those required to support a BLA submission. Despite these efforts, the ongoing COVID-19 pandemic could significantly impact the timing or likelihood of clinical resupply and of regulatory filings and approvals. The Company will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, the Company’s product candidates, and begin to commercialize any approved products.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2021, respectively, are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, except as noted within the “Recent Accounting Pronouncements – Recently Adopted Accounting Pronouncements” section.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its Accounting Standards Codification or other standard setting bodies, and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In October 2020, the FASB issued Accounting Standards Update 2020-10, Codification Improvements, which updates various codification topics and disclosure requirements to improve alignment with the SEC's regulations. The Company adopted this new guidance as of January 1, 2021, and this guidance did not have a material impact on its consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

The Company continues to monitor new accounting pronouncements issued by the FASB. All other newly issued accounting pronouncements issued through the date of this report have been deemed either immaterial or not applicable.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued clinical trial and related costs	$21,762	$11,119
Accrued leasehold improvements	7,470	19
Accrued salaries and benefits	4,790	5,094
Accrued research and development	3,392	3,082
Accrued legal fees	582	252
Accrued professional fees	223	253
Accrued other liabilities	797	583
Total accrued and other current liabilities	$39,016	$20,402

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$762,550	$—	$—	$762,550
Total	$762,550	$—	$—	$762,550

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$917,485	$—	$—	$917,485
Marketable securities:
U.S. treasury securities	—	10,006	—	10,006
Corporate notes	—	14,572	—	14,572
Total	$917,485	$24,578	$—	$942,063

As of September 30, 2021 and December 31, 2020, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

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

The Company had no marketable securities at September 30, 2021. The following table summarizes the marketable securities (in thousands):

As of December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$10,003	$3	$—	$10,006
Corporate notes	14,522	50	—	14,572
Total marketable securities, current	$24,525	$53	$—	$24,578

All marketable securities held at December 31, 2020 had effective maturities of less than one year. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three and nine months ended September 30, 2021, respectively and, as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss. As of September 30, 2021 and December 31, 2020, the Company had no allowance for credit losses for available-for-sale debt securities. There were no impairment charges or recoveries recorded during each of the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In April 2021, the agreement was amended to provide for higher annual manufacturing capacity. The Company expanded and finalized the design and scope of the bioconjugate manufacturing facility with a revised estimated capital contribution of approximately 75.0 million Swiss Francs of which the Company has paid 35.0 million Swiss Francs of the capital contribution, equivalent to $38.7 million U.S. Dollars, which is recorded in other assets on the consolidated balance sheet as of September 30, 2021. Over the period from 2022 through 2029, manufacturing payments totaling approximately 150.0 million Swiss Francs may be incurred for potential commercial supply of KSI-301 drug substance.

The Company concluded that this agreement contains an embedded lease as the custom-built manufacturing suite will be dedicated for the Company’s use. As of September 30, 2021, the Company did not have control of this manufacturing space and therefore, did not record a right-of-use asset and corresponding lease liability.

Manufacturing Agreements

The Company has entered into service and equipment purchase agreements in the normal course of business with various providers, pursuant to which such providers agreed to perform activities in connection with the manufacturing process of certain materials. These agreements, and any related amendments, state that planned activities and purchases that are included in the signed work orders are, in some cases, binding and, hence, obligate the Company to pay the full price of the work order upon satisfactory delivery of products and services or obligate the Company to the binding amount regardless of whether such planned activities are in fact performed. Per the terms of the agreements, the Company has the option to cancel signed orders at any time upon written notice, which may or may not be subject to payment of a cancellation fee. The level of cancellation fees may be dependent on the timing of the written notice in relation to the commencement date of the work, with the maximum cancellation amount dependent on the agreement or the work order.

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

Stock Options

Stock option activity under the 2018 Plan and 2015 Equity Incentive Plan (the "2015 Plan") is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	6,897,276	$24.52	8.07	$841,704
Granted	1,478,994	$94.80
Exercised	(348,420)	$17.06
Forfeited or canceled	(228,118)	$41.86
Outstanding at September 30, 2021	7,799,732	$37.62	7.74	$431,288

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan and 2015 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	359,945	$59.54
Granted	170,150	$90.75
Vested	(83,775)	$57.98
Canceled	(34,033)	$61.24
Unvested at September 30, 2021	412,287	$72.59

Performance-Based Stock Options and Restricted Stock Units

The Company granted 669,581 performance-based stock options during the nine months ended September 30, 2021 (the "2021 PSAs"). The Company did not grant any performance-based equity awards during 2020. The Company granted 170,150 performance-based options and 128,900 performance-based restricted stock units to employees in 2019 (the "2019 PSAs").

The performance-based equity awards granted will vest one-quarter upon the achievement of specific clinical development milestones. The remaining shares will then vest ratably over three years thereafter. Performance-based stock options and performance-based restricted stock units are recorded as expense beginning when vesting events are determined to be probable.

The milestone for the 2019 PSAs was achieved during the second quarter of 2021. As of September 30, 2021, 42,536 performance-based stock options and 28,905 performance-based restricted stock units granted during 2019 have vested. The Company believes that the achievement of the requisite performance condition for 2021 PSAs granted in the first quarter of 2021 continues to be probable.

Stock-based compensation expense recognized was $2.1 million and $8.3 million during the three and nine months ended September 30, 2021, respectively, and $1.8 million and $5.5 million during the three and nine months ended September 30, 2020, respectively.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2018 Employee Share Purchase Plan

In August 2018, the Company adopted the 2018 Employee Share Purchase Plan (“ESPP”), which became effective on the business day prior to the effectiveness of the registration statement relating to the Company's initial public offering. A total of 460,000 shares of common stock were initially reserved for issuance under the ESPP. The initial offering period of the ESPP was authorized by the Company’s board of directors and commenced on January 4, 2021. Each offering period is approximately twelve months long, with two purchase periods. ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the enrollment date or (2) the fair market value of the common stock on the exercise date.

The Company issued no shares and 4,295 shares under the ESPP during the three and nine months ended September 30, 2021, respectively. The stock-based compensation expense related to the ESPP was less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2021, respectively.

Stock-Based Compensation Expense

Stock-based compensation for options, restricted shares, and ESPP is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$6,429	$4,759	$17,598	$11,983
General and administrative	5,948	3,482	15,791	9,230
Total stock-based compensation	$12,377	$8,241	$33,389	$21,213

As of September 30, 2021, total unrecognized compensation cost related to the unvested share-based awards and ESPP was $122.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

8. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of September 30,
	2021	2020
Outstanding stock options	7,799,732	7,238,363
Unvested restricted shares	412,287	363,195
Total	8,212,019	7,601,558

9. Subsequent Events

On October 13, 2021, stockholders of the Company approved the Kodiak Sciences Inc. 2021 Long-Term Performance Incentive Plan (the “LTPIP”) as described in the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on September 13, 2021. Stock options were granted under the LTPIP, contingent on stockholder approval of the LTPIP, to named executive officers and other eligible employees at the vice president level who made a one-time election to participate in the LTPIP and agreed to forgo a portion of their annual long-term incentive awards over the seven-year performance period ending on August 11, 2028. A total of 5,502,334 shares of common stock were reserved for issuance under the LTPIP.

The options can be earned based on the achievement of the performance-based requirement and/or certain operational milestones. The performance-based requirement consists of seven tranches of options that are earned based on meeting or exceeding stock price goals between $200 and $800 per share for 90 consecutive trading days.

Up to 35% of the options may be earned through the attainment of certain operational milestones to the extent that number of options has not yet been earned from stock appreciation. A participant may earn up to 25% upon approval by the U.S. Food and Drug Administration of a Biologics License Application for KSI-301 in the three major anti-VEGF indications and up to 10% from generating sales of at least $2.5 billion in a fiscal year. Once earned, options are subject to a service-based requirement and will vest through the remainder of the seven-year performance period in equal monthly installments.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Performance-based stock options totaling 1,920,625 with the same terms and conditions as the LTPIP were also granted to employees below the vice president level under the 2018 Plan. These stock option awards were also contingent on stockholder approval of the LTPIP. As discussed above, the LTPIP was approved by the stockholders of the Company on October 13, 2021.

The Company is currently evaluating the LTPIP approved in October 2021 and its accounting impact as a modification of the portion of the annual long-term incentive awards granted in 2021 that were foregone.

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

Overview

Since its founding in 2009, Kodiak Sciences Inc. (“Kodiak,” the “Company,” “we” or “our”) has developed a new technology platform for retinal medicines. Our goal is to prevent and treat the major causes of blindness by developing and commercializing next-generation therapeutics for chronic, high-prevalence retinal diseases.

Kodiak has progressed its lead investigational therapy, KSI-301, into six registrational clinical trials. The comprehensive clinical program targets high prevalence anti-VEGF dependent retinal diseases with studies designed as a package to support a broad product label, which we hope will include the key diseases and the longest dosing intervals. KSI-301 is being developed as a first line therapy for use in any patient who may benefit from anti-VEGF therapy. At the same time, Kodiak is investing in commercial scale manufacturing with a capacity goal to supply 100% of today’s branded anti-VEGF market. We hope to be able to provide a pre-filled syringe early in commercialization, with a stretch goal of having this available at launch. Combining these ambitious clinical and manufacturing efforts sets the stage for early market share capture when and if KSI-301 is approved.

In addition, Kodiak is investing in its pipeline. The Company is progressing its Antibody Biopolymer Conjugate (or ABC) PlatformTM towards suboptimal anti-VEGF responder patients, a group as large as 30% of treated patients, with its bispecific conjugate KSI-501. And beyond today’s anti-VEGF market, Kodiak’s new triplet medicines are being designed on its ABC Platform in an effort to bring new capabilities to treat the retina in the even higher prevalence diseases of dry AMD and glaucoma.

Notably, up to this point, Kodiak has retained all global rights to make, use and sell its products, preserving future value and allowing for agile decision-making.

While engaged in these research and development efforts, the Company has also demonstrated a disciplined and creative approach to building and financing the company, so Kodiak today is well capitalized with more than $799.2 million in cash as of September 30, 2021.

Our objective is to develop our retina-focused product candidates, seek FDA and worldwide health authority marketing authorization approvals, and ultimately commercialize our product candidates.

Following from these efforts, we believe Kodiak has the potential to achieve our ambition of becoming a significant incumbent retinal development and commercialization franchise on a global basis.

Recent Updates

KSI-301 Clinical Program Highlights

We are engaged in a broad development program for KSI-301 with concurrent late-stage development activities across all of the major disease indications for which intravitreal anti-VEGF therapies are used and have made considerable progress in prosecuting the KSI-301 pivotal study program over this past quarter. We expect to include the results of all our pivotal clinical trials in wet AMD, DME and RVO in a single initial BLA. The ambitious program for KSI-301 reflects our conviction in KSI-301 (and our ABC Platform) and seeks labeling at launch that is supportive of a broad range of individualized dosing intervals, from every 4-week dosing up to once every 20-week dosing for wet AMD patients; from every 4-week dosing up to once every 24-week dosing for DME patients; and from every 4-week dosing up to once every 8-week dosing for RVO patients.

•
DAZZLE – Phase 2b/3 Study in Patients with Treatment-Naïve Wet Age-Related Macular Degeneration (Wet AMD)

The Phase 2b/3 DAZZLE study is a global, multi-center, randomized pivotal study designed to evaluate the durability efficacy and safety of KSI-301 in patients with treatment-naïve wet AMD. Patients are randomized to receive either KSI-301 on an individualized dosing regimen as infrequently as every five months and no more often than every three months or to receive aflibercept on its labeled every eight-week dosing regimen, each after three monthly initiating doses.

We initiated the DAZZLE pivotal study in October 2019 and completed enrollment in November 2020 with over 550 patients enrolled globally. We expect the last patient’s primary endpoint visit to occur in the fourth quarter of 2021 and to announce topline data in the first quarter of 2022.

•
BEACON – Phase 3 Study in Patients with Treatment-Naïve Retinal Vein Occlusion (RVO)

We began enrolling patients into BEACON in the third quarter of 2020. With over 475 patients randomized, we believe we are on track to complete enrollment into BEACON before the end of this year. Based on the 24-week primary endpoint for BEACON, we expect to announce topline data in mid-2022.

•
GLEAM / GLIMMER – Paired Phase 3 Studies in Patients with Treatment-Naïve Diabetic Macular Edema (DME)

The Phase 3 GLEAM and GLIMMER studies are global, multi-center, randomized pivotal studies designed to evaluate the durability, efficacy and safety of KSI-301 in patients with treatment-naïve diabetic macular edema (DME). In each study, patients are randomized to receive either intravitreal KSI-301 on an individualized dosing regimen every eight to 24 weeks after only three loading doses or intravitreal aflibercept every eight weeks after five loading doses per its label. Each study is expected to enroll approximately 450 patients worldwide. The primary endpoint for both studies is at one year, and patients will be treated and followed for a total of two years.

We initiated GLEAM and GLIMMER in the third quarter of 2020. Continued elevated COVID-19 transmission rates globally have impacted enrollment rates for patients with treatment naïve DME. With GLEAM more than two-thirds enrolled and GLIMMER more than three-quarters enrolled, we expect to complete enrollment in the first quarter of 2022.

•
DAYLIGHT – Phase 3 Study in Patients with Treatment-Naïve Wet AMD

The Phase 3 DAYLIGHT study is a global, multi-center, randomized pivotal study designed to evaluate the efficacy and safety of high-frequency KSI-301 in patients with treatment-naïve wet AMD. Patients are randomized to receive either KSI-301 on a monthly dosing regimen or to receive standard-of-care aflibercept. The study is expected to enroll approximately 500 patients worldwide. The primary endpoint is at 40 weeks, and the study is being planned and executed to allow for inclusion of its results in the initial BLA for KSI-301.

In June 2021, we randomized the first patients into DAYLIGHT. Study enrollment has been strong with recruitment now underway both in the US and EU. Additional global study sites will be activated through the fourth quarter of 2021, and we believe we can complete enrollment in the first half of 2022.

•
GLOW – Phase 3 Study in Patients with Non-Proliferative Diabetic Retinopathy without DME

We began screening patients into GLOW in the second quarter of 2021 and randomized the first patients in September. We are not planning for this study and indication to be included in our initial BLA filing given our expectations for a longer recruitment timeframe. We are excited to be recruiting patients in this chronic, more preventive disease indication and believe KSI-301 can be a new longest-interval therapeutic option for patients with diabetic retinopathy.

To date, we are pleased with the continued operational progress across our pivotal program. We believe we are on track for a series of KSI-301 topline data readouts beginning in early 2022 with DAZZLE in the first quarter of 2022, BEACON in mid-2022 and then DAYLIGHT and GLEAM/GLIMMER tracking towards early 2023.

KSI-301 Development Strategy

5 Pivotals to support initial BLA with all 3 major anti-VEGF indications (NPDR in sBLA)

2019
2020
2021
2022
2023
Phase 1b
Ongoing
121 treatment-naïve wAMD, DME, RVO patients
Safety, efficacy, durability - 18 months follow-up
DAZZLE
wAMD Phase 2b / 3
Enrollment Complete
~550 treatment naïve wAMD
Q12W-Q20W KSI-301 vs Q8W Eylea
Year 1 Primary Endpoint
Year 2
DAYLIGHT
wAMD Phase 3
Enrolling
~500 Rx naïve wAMD
Q4W KSI-301 vs Q8W Eylea
10-month Endpoint
GLEAM
DME Phase 3
Enrolling
~450 treatment naïve pts.
Q8W-Q24W KSI-301 vs Q8W Eylea
Year 1 Primary Endpoint
Year 2
GLIMMER
DME Phase 3
Enrolling
~450 treatment naïve pts.
Q8W-Q24W KSI-301 vs Q8W Eylea
Year 1 Primary Endpoint
Year 2
BEACON
RVO Phase 3
Enrolling
~550 treatment naïve BRVO or CRVO
Q8W KSI-301 vs Q4W Eylea
6-month Primary Endpoint
Year 1
GLOW
NPDR Phase 3
Enrolling
~240 patients
Q24W KSI-301 vs Sham
Year 1

KODIAK

RVO: retinal vein occlusion; BRVO: branch RVO; CRVO: central RVO; wAMD: wet age-related macular degeneration; DME: diabetic macular edema; DR: diabetic retinopathy; FPI: first patient in

Our KSI-301 pivotal program is designed to support a full range of individualized dosing regimens and we hope to position KSI-301 to be the therapy of choice for all patients with retinal vascular disease and which can meet the distinct needs of patients, physicians, caregivers and payors.

KSI-301 program includes a wide range of dosing intervals to maximize flexibility and reimbursement confidence for physicians and patients

Completed Recruitment	Now Recruiting	Now Recruiting	Now Recruiting	Now Recruiting
Wet AMD	**Wet AMD**	**Diabetic Macular Edema**	**Retinal Vein Occlusion**	**Non-Proliferative Diabetic Retinopathy**
Comparator	**Comparator**	**Comparator**	**Comparator**	**Comparator**
Aflibercept **once every 2 months** after 3 monthly loading doses	Aflibercept **once every 2 months** after 3 monthly loading doses	Aflibercept **once every 2 months** after 5 monthly doses	Aflibercept **once every month**	Sham
DAZZLE Study[1]	**DAYLIGHT Study**[2]	**GLEAM and GLIMMER Studies**[3]	**BEACON Study**[4]	**GLOW Study**[5]
KSI-301 **once every 3, 4 or 5 months** after 3 monthly loading doses	KSI-301 **once every month**	KSI-301 **once every 2 to 6 months** after 3 monthly loading doses	KSI-301 **once every 2 months or longer** after 2 monthly loading doses	KSI-301 **once every 6 months** after 3 initiating doses
5 Minimum doses in Year 1[6]; 2 Minimum doses in Year 2[6]	Monthly Dosing[6]	4 Minimum doses in Year 1[6]; 2 Minimum doses in Year 2[6]	4 Minimum doses in Year 1[6]	4 Doses in Year 1[6]; 2 Doses in Year 2[6]
Once every 4-20 weeks		Once every 4-24 weeks	Once every 4-8 weeks	Once every 24 weeks

Targeted label at launch (Wet AMD, Diabetic Macular Edema, Retinal Vein Occlusion)

Targeted label with sBLA (Non-Proliferative Diabetic Retinopathy)

KODIAK

1. NCT04049266. 2. NCT04964089. 3. NCT04611152 and NCT04603937. 4. NCT04592419. 5. NCT05066230 6. Based on study design; sBLA: supplemental BLA

Kodiak Stockholder Approval of the Kodiak 2021 Long-term Performance Incentive Plan (LTPIP)

On August 12, 2021, the Board of Directors of Kodiak Sciences Inc. approved the Kodiak 2021 Long-Term Performance Incentive Plan (LTPIP), subject to approval by Kodiak stockholders. The LTPIP was approved by Kodiak’s stockholders on October 13, 2021, with 75% of all votes cast voting in favor of approving the LTPIP, excluding votes cast by any participant in the LTPIP.

We believe the LTPIP aligns management incentives to significant value creation. The plan covers the next seven years and was open to a significant number of our existing employees – not just senior management. Employees had a one-time opportunity to “opt-in” to the plan by agreeing to forego up to 75% of their annual equity incentive compensation for the next seven years via a one-time election. Shares can be earned based on significant stock price appreciation over the seven-year performance period, with the possibility to earn up to 35% of the award based on achieving substantive operational goals. Earned awards begin vesting once earned and vest through the remainder of the seven-year period in equal monthly increments, ensuring what we believe is a true long-term incentive program.

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

The first Chinese patients are expected to be randomized in the fourth quarter of 2021. We are excited to embark on this important milestone in China as we believe there is substantial clinical unmet need in China for the type of long-interval dosing which KSI-301 and our ABC Platform may provide.

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

Track Record of KSI-301 Safety

We believe the safety profile of KSI-301 continues to be very encouraging. In the pivotal study program, in which the data remain masked (blinded) as the studies are ongoing, we estimate that over 4,500 KSI-301 injections have been given. Additionally, more than 750 injections have been given in the open-label Phase 1a/1b program. The total safety database now includes an estimated >800 patient-years of exposure to KSI-301. Our ongoing reviews of safety data from the open-label Phase 1b study and the masked pivotal studies continue to suggest that the safety of KSI-301 is tracking with the expectations set by the safety profile of the current standard of care intravitreal medicines.

COVID-19

We are continuing to monitor the global ongoing COVID-19 pandemic. We and our key clinical and manufacturing partners have been able to continue to advance our operations. Through this pandemic, we continue to work closely with our clinical sites towards patient safety and low number of missed visits and study discontinuations. The overall rate of missed study visits remains <5%.

In response to the COVID-19 pandemic with regards to business operations, clinical trials, and manufacturing activities, we have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention, or CDC, and the State of California to protect the health and safety of our employees and our community.

We will continue to monitor the COVID-19 situation closely. The ultimate impact of the ongoing COVID-19 pandemic on our business operations remains uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. See also the section titled “Risk Factors” for additional information on risks and uncertainties related to the evolving COVID-19 pandemic.

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

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Operating expenses
Research and development	$56,002	$29,306	$26,696	$141,743	$70,033	$71,710
General and administrative	11,533	7,357	4,176	32,259	19,132	13,127
Loss from operations	(67,535)	(36,663)	(30,872)	(174,002)	(89,165)	(84,837)
Interest income	40	645	(605)	270	2,551	(2,281)
Interest expense	(6)	(6)	—	(17)	(19)	2
Other income (expense), net	(25)	(98)	73	(76)	120	(196)
Net loss	$(67,526)	$(36,122)	$(31,404)	$(173,825)	$(86,513)	$(87,312)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
KSI-301 program expenses	$38,371	$15,415	$22,956	$89,557	$37,587	$51,970
KSI-501 program expenses	951	453	498	4,357	922	3,435
ABC Platform and other program expenses	1,745	2,174	(429)	5,173	5,345	(172)
Payroll and personnel expenses	10,679	8,104	2,575	30,483	20,850	9,633
Facilities and other research and development expenses	4,256	3,160	1,096	12,173	5,329	6,844
Total research and development expenses	$56,002	$29,306	$26,696	$141,743	$70,033	$71,710

KSI-301 program expenses increased $23.0 million and $52.0 million during the three and nine months ended September 30, 2021, respectively, as compared to 2020. The increase was primarily due to clinical trial costs to support ongoing trials, as well as manufacturing progress for KSI-301. We initiated two pivotal Phase 3 clinical studies in DME (GLEAM and GLIMMER) and one pivotal Phase 3 clinical study in RVO (BEACON) in the third quarter of 2020. In June 2021, we randomized the first patients into an additional Phase 3 study in wet AMD (DAYLIGHT) designed to broaden KSI-301’s product labeling.

KSI-501 program increased $0.5 million and $3.4 million during the three and nine months ended September 30, 2021, respectively, as compared to 2020, primarily due to increased research and development activities for KSI-501.

Payroll and personnel expenses increased $2.6 million and $9.6 million during the three and nine months ended September 30, 2021, respectively, as compared to 2020, due to increased headcount and stock-based compensation expense.

Facilities and other research and development expenses increased $1.1 million and $6.8 million during the three and nine months ended September 30, 2021, respectively, as compared to 2020, primarily due to lease costs for our Palo Alto and Switzerland facilities expansion.

General and Administrative Expenses

General and administrative expenses increased $4.2 million and $13.1 million during the three and nine months ended September 30, 2021, respectively, as compared to 2020, primarily driven by increased headcount and stock-based compensation expense, professional services related to consulting, legal and accounting, and lease costs for Palo Alto facilities expansion.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes, warrants and the sale of royalties. As of September 30, 2021, we had cash and cash equivalents of $799.2 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three and nine months ended September 30, 2021, we had net loss of $67.5 million and $173.8 million, respectively, and we expect to continue to incur additional losses in future periods. As of September 30, 2021, we had an accumulated deficit of $465.1 million.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(123,235)	$(56,409)
Investing activities	(27,939)	45,976
Financing activities	6,025	101,096
Net increase (decrease) in cash, cash equivalents and restricted cash	$(145,149)	$90,663

Cash Flows from Operating Activities

Net cash used in operating activities was $123.2 million for the nine months ended September 30, 2021, primarily attributable to a net loss during this period due to increased payroll and personnel expenses and manufacturing and clinical trial costs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $27.9 million for the nine months ended September 30, 2021, primarily related to maturities of marketable securities net of purchases of and deposits related to property and equipment during the quarter.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.0 million for the nine months ended September 30, 2021, primarily due to the proceeds from stock option exercises and proceeds from issuances of common stock pursuant to employee stock purchase plans.

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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2021, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our early encouraging preclinical and Phase 1/1b clinical trial results for KSI-301 in the respective indications are not necessarily predictive of the results of our ongoing or future discovery programs or any future preclinical or clinical studies. Our ability to demonstrate efficacy, safety and clinical durability in pivotal studies may be affected by the patient populations sampled and the design of our pivotal studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported or unobserved adverse events as more patients are treated with KSI-301 and followed for longer periods of time.

There can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical study protocols and the rate of dropout among clinical study participants. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA approval. If approved, KSI-301 clinical study designs and data are not necessarily predictive of KSI-301’s final marketed product label. FDA may not approve a label for once every five or six months even if we believe the data demonstrate that type of durability.

We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion. While we have certain preclinical programs such as KSI-501 and KSI-601 in development and intend to develop other product candidates, it will take additional investment and time for such programs to reach the same stage of development as KSI-301.

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
•
a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria, for example a positive benefit-risk profile;
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

If any of these events occurs, we may be forced to abandon our development efforts for a product candidate or candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations. Failure of a product candidate may occur at any stage of preclinical or clinical development, and, because our product candidates and our ABC Platform are in development, there is a relatively higher risk of failure and we may never succeed in developing marketable products or generating product revenue.

We may not be successful in our efforts to further develop our ABC Platform and current product candidates in time to meet the current and identified market opportunity. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates is in the early stages of development and will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all. Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future clinical studies are inconclusive with respect to the efficacy of our product candidates or if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates.

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
•
transfer of manufacturing processes to larger-scale facilities operated by CMOs or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and
•
delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials and for use in regulatory filings or the inability to do any of the foregoing.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, NMPA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, NMPA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We may also face delays if we are unable to reach agreement with the FDA, EMA, NMPA or other regulatory authorities regarding CMC matters, including methodologies for, and assessment of, comparability of manufacturing procedures and lots.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition. For example, the safety profile we have observed in the Phase 1a/1b study of KSI-301 and in the masked (blinded) pivotal data thus far may not be representative of the safety profile we observe when data is unmasked. We may still observe significant safety events that may negatively impact the KSI-301 program and the ABC platform. Even with a safety database through pivotal studies of approximately 1,500 patients, a safety profile for KSI-301 in line with today’s standard of care agents may not be sustained when administered to 100,000s of patients at varying dose intervals after commercialization.

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

Recent trends in the development of anti-VEGF therapies have favored increased molar dosages, as compared to currently marketed treatments. To date these heightened dosages have not exhibited a safety profile significantly worse than that of current treatments, as attributable to molar dose. However, anti-VEGF product candidates featuring higher molar dosages, including KSI-301, may heighten the risk of adverse effects associated with anti-VEGF treatments generally, both in the eye and in the rest of the body. There are risks inherent in the intravitreal injection procedure of drugs like KSI-301 which can cause injury to the eye and other complications including conjunctival hemorrhage, punctate keratitis, eye pain, conjunctival hyperemia, intra-ocular inflammation, and endophthalmitis. KSI-301 is also being explored clinically with higher frequency dosing. Although not predicated with today’s standard of care agents historically, higher frequency dosing may increase the risk of potential adverse events. Our expectation is for KSI-301 to be used at high frequency (for example, monthly dosing) in a minority of patients, yet any additional toxicology signal observed, be it real or perceived, may negatively impact perceptions of KSI-301 in broader populations and impact clinical trial enrollment, regulatory approval and commercial success.

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
•
the design of the trial;
•
new safety events may cause physicians to decrease patient enrollment in our studies;
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

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. For those product candidates that are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. This is especially true for anti-VEGF biologic agents, where Lucentis and Eylea are established products with accepted safety profiles.

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

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials or trials of a different design could be required before we submit our product candidates for approval. Our KSI-301 pivotal study program relies on a single active arm in each study at a single dose (5 mg), such that if a safety observation is observed there is no fallback position at a lower dose to rely on. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Even if trial results are successful at the primary endpoint, clinical trial results may be different or worse in the extended treatment periods following the primary endpoint, and such data may negatively impact perceptions by regulatory authorities, the clinical community or commercial payors of the benefits of our product candidate.

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

The first Lucentis biosimilar was approved this year in the USA, and its approval may impact market dynamics and payor policies negatively for KSI-301. Roche’s product candidate, faricimab, was filed for approval in May 2021 for wet AMD and DME and is currently enrolling pivotal studies in RVO. We believe faricimab’s clinical profile together with physician enthusiasm for a new branded anti-VEGF will make it an important product in the marketplace. Even if KSI-301 presents a compelling clinical profile, we may not be able to market our product candidates as effectively as our competitors. For example, entrenched franchises may seek to impede adoption of KSI-301 through significant discounts or rebates.

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

Manufacturing our product candidates involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells, and harvesting and purifying the biologic produced by them. These processes require specialized facilities, highly specific raw materials and other production constraints. As a result, the cost to manufacture a biologic is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Because of the complex nature of our products, we need to oversee the manufacture of multiple components that require a diverse knowledge base and specialized personnel. Commercial manufacturing scale-up timelines may be negatively affected by material shortages, construction delays and supply chain challenges due to, among other factors, global supply chain shortages due to COVID-19 or other reasons.

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

We rely on third parties for raw materials needed for manufacturing KSI-301. We may not be able to obtain adequate amounts in the future. These challenges are magnified by the international nature of our supply chain, which, for KSI-301, requires drug substance and drug product sourced from single source suppliers from China, Japan, the United Kingdom, the United States and Switzerland. For example, the effects of health epidemics, including the ongoing COVID-19 pandemic and the resulting shelter-in-place, travel or similar restrictions may impact the timing of clinical resupply facing and BLA facing manufacturing activities.

We have no experience manufacturing any of our product candidates at a commercial scale. If we or any of our third-party manufacturers encounter difficulties in production, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials and regulatory applications or our products for patients, if approved, could be delayed or stopped, or we may be unable to establish a commercially viable cost structure.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, NMPA and foreign regulatory authority approval processes and continuous oversight. We will need to contract with manufacturers who can meet all applicable FDA, EMA, NMPA and foreign regulatory authority requirements, including complying with current good manufacturing practices, or cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, NMPA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, NMPA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Our manufacturers are also engaged in the manufacturing of COVID-19 related vaccines and therapeutic treatments, and the success of and demand for these vaccines and therapeutic treatments means we and our programs are competing for scarce manufacturing resources. We aim to distribute KSI-301 in a prefilled syringe early in our commercial rollout. We may not be able to complete our prefilled syringe activities in a timely manner, or we may fail technically to design and develop a prefilled syringe for KSI-301. If we require large volumes of glass vials, we may not be able to secure a sufficient supply due to COVID-19 related shortages of glass and vials. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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
•
the potential and perceived advantages of our product or product label as compared to alternative treatments;
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

Drug pricing and access policies in the U.S. and abroad may change and negatively impact KSI-301’s commercial viability. Proposed policy changes, including the potential for Medicare to negotiate with drug manufacturers, may limit our ability to competitively price KSI-301. Further, commercial insurers may limit patient access to KSI-301 and other branded therapies. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•
the FDA, EMA, NMPA or comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or the portfolio of clinical trials planned for submission in our BLA;
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
•
we may be unable to demonstrate to the FDA, EMA, NMPA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication(s), when compared to the standard of care, is acceptable;
•
the FDA, EMA, NMPA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•
study data may not be positive in all clinical trials demonstrating a mix of positive and negative clinical trial results;
•
the FDA, EMA, NMPA or comparable foreign regulatory authorities may fail to approve the chemistry, manufacturing and controls processes, test procedures and specifications, or facilities or third-party manufacturers with which we contract for clinical and commercial supplies; and

•
the approval policies or regulations of the FDA, EMA, NMPA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects.

We plan to conduct clinical trials for our product candidates outside the United States (or the respective jurisdictions of other regulatory authorities), and the FDA, (or EMA, NMPA and applicable foreign regulatory authorities) may not accept data from such trials.

We plan to conduct one or more of our clinical trials outside the United States, including Europe, China and other foreign countries. The acceptance of study data from global clinical trials by the FDA, EMA, NMPA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice and (2) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, NMPA or any applicable foreign regulatory authority will accept data from trials conducted outside of their respective jurisdictions. If the FDA, EMA, NMPA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming, would delay aspects of our business plan and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Since the ACA’s enactment, there have been numerous challenges to the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or

Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process. In addition, Congress is considering additional health reform measures, such as capping the costs for prescription drugs covered by Medicare Part D and by setting the annual out-of-pocket limit at $2,000 beginning in 2024, as part of the budget reconciliation process.

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
•
the availability of capital.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN Model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
•
the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information related to payments or other transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;
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

For example, the European Union’s General Data Protection Regulation, or GDPR, which took effect on May 25, 2018, imposes stringent data protection requirements and provides for material penalties for noncompliance. The GDPR applies to processing operations carried out in the context of the activities of an establishment in the European Economic Area, or EEA, and any processing relating to the offering of goods or services to individuals in the EEA and/or the monitoring of their behavior in the EEA. Also, notwithstanding the United Kingdom’s withdrawal from the EU, by operation of the so-called UK GDPR, the GDPR continues to apply in substantially equivalent form to processing operations carried out in the context of the activities of an establishment in the United Kingdom and any processing relating to the offering of goods or services to individuals in the United Kingdom and/or monitoring of their behavior in the United Kingdom—so, when we refer to the GDPR in this section, we are also making reference to the UK GDPR in the context of the United Kingdom, unless the context requires otherwise. These laws may apply in the context of our processing of personal data related to the conduct of clinical trials in the EEA and/or UK.

The GDPR requires organizations to give detailed disclosures about how they collect, use and share personal information; in certain cases, obtain explicit consent to process special categories of personal data, such as the health or genetic information referred to above; contractually require vendors to meet data protection requirements; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information.

European data protection laws, including the GDPR, also restrict transfers of personal data from Europe, including the EEA, the United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards that allowed U.S. companies to import personal data from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, or CJEU, adopted a decision in July 2020 that invalidated the EU U.S. Privacy Shield. Following this decision, the United Kingdom government has similarly invalidated use of the EU U.S. Privacy Shield as a mechanism for lawful personal data transfers from the United Kingdom to the United States under the UK GDPR; and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. The CJEU’s decision in this case also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle, it made clear that reliance on the Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. Despite updated forms of the Standard Contractual Clauses having been issued by the European Commission following this case, use of the Standard Contractual Clauses must be assessed on a case-by-case basis. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European data protection laws, the CJEU’s decision in this case, subsequent guidance from the European Data Protection Board, or EDPB, and those updated Standard Contractual Clauses, would require the parties to that transfer to implement supplementary technical, organizational and/or contractual measures in order to rely on the Standard Contractual Clauses as a compliant ‘transfer mechanism.’ However, the EDPB draft guidance appears to conclude that no combination of supplementary measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data ‘in the clear’ to recipients in countries where the power granted to public authorities to access the transferred personal data goes beyond that which is ‘necessary and proportionate in a democratic society’ – which may, following the CJEU’s conclusions in this case on relevant powers of United States public authorities and commentary in that EDPB guidance, include the United States in certain circumstances. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses.

On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as Standard Contractual Clauses, to enable transfers of personal data from the EEA to the United Kingdom to continue, which could disrupt our operations.

If we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal data from Europe to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from Europe, including the EEA, United Kingdom or Switzerland, may also (i) restrict our activities in Europe; (ii) limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to European data protection laws; or (iii) require us to increase our data processing capabilities in Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations—any or all of which could adversely affect our financial results.

Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

As noted above, the GDPR also provides for more robust regulatory enforcement and greater penalties for noncompliance than previously applicable data protection laws, including fines of up to €20 million or 4% of an undertaking’s total worldwide annual turnover for the preceding financial year, whichever is higher. In addition to administrative fines, supervisory authorities have extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Additionally, as noted above, the United Kingdom has transposed the GDPR into the laws of the United Kingdom, which could expose us to two parallel regimes, each of which potentially authorizes similar fines, with the UK GDPR permitting fines of up to the higher of £17.5 million or 4% of global annual revenue of any noncompliant organizations for the preceding financial year, as well as other potentially divergent enforcement actions for certain violations.

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

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our ABC Platform, product candidates or other technologies infringes these patents. If a third party alleges that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our ABC Platform, product candidates or other technologies, even if we believe such claims are without merit. In that event, the successful plaintiff may be able to impede our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or such patents expire or are finally determined to be invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees, royalties or both. Any license granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our ABC Platform, product candidates or other technologies, or our commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Developing and commercializing new medicines is a challenging exercise and requires diverse expertise in a variety of scientific, clinical, manufacturing, commercial, financial, people and legal functions. Failure to adequately develop these functions at Kodiak will hurt our ability to compete effectively.

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

As of September 30, 2021, we had 85 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We implemented a new enterprise resource planning, or ERP, system as well as other systems as part of our ongoing technology and process improvements. Our ERP system is critical to our ability to accurately maintain books and records and prepare our financial statements. If we encounter unforeseen problems with our ERP system or other systems and infrastructure, our business, operations, and financial results could be adversely affected.

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

Following the result of a referendum in 2016, the United Kingdom, or UK, left the European Union, or EU, on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union applied provisionally from January 1, 2021, and formally entered into force on May 1, 2021.

Since a significant proportion of the regulatory framework in the UK, is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime applicable to our operations, including with respect to our ability to obtain regulatory approvals of our product candidates in the EU. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the European Medicines Agency, or EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, would restrict our ability to generate revenue and achieve and sustain profitability.

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there are additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

Our business could be materially and adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In response, we delayed initiation of the next set of KSI-301 pivotal studies by one quarter from June to September 2020 in order to assess how best to minimize the impact of COVID-19 on clinical trial conduct. We implemented and continue to implement various enhancements into our ongoing study execution to help ensure the safety of patients, physicians, study site staff and Kodiak operations team members during the ongoing COVID-19 pandemic, including the use of remote study monitoring.

The COVID-19 pandemic continues to unfold, and we will continue to monitor our operations in response. We continue to observe government recommendations. Quarantines for COVID-19 or other viruses could impact personnel at third party manufacturing facilities, or the availability or cost of materials, which would disrupt our supply chain. While many of these materials may be obtained by more than one supplier, port closures and other restrictions resulting from the coronavirus outbreak in the region may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. As we work towards commercial scale-up and manufacturing activities to support BLA submission, there is increasing competition with COVID-19 related vaccine and therapeutic programs for manufacturing related (i) materials such as resins, filters, sterile tubesets, pipette tips; (ii) personnel such as facility engineering and construction as well as plant engineers and workers; and (iii) production slots in cGMP facilities.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act, modified certain provisions of the Tax Act and proposals have recently been made in Congress (which have not yet been enacted) to increase the federal income tax rate applicable to corporate income and make other tax law changes that could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our net deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

We have incurred net losses in each reporting period since our inception, including net losses of $173.8 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $465.1 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	2021 Long-Term Performance Incentive Plan

10.2	Letter Agreement, dated July 22, 2021, between Kodiak Sciences Inc., Kodiak Sciences GmbH and Edison ICAV, as assignee of Baker Bros. Advisors, LP	8-K	001-38682	10.1	7/23/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

KODIAK SCIENCES INC.

Date: November 9, 2021	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ John Borgeson
John Borgeson
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)