Form 10-K
period 2021-12-31
Kodiak Sciences Inc.
filed 2022-03-01
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 as reported by the Nasdaq Global Market on such date, was approximately $3.1 billion. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 18, 2022, the registrant had 51,934,500 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

Table of Contents

Kodiak Sciences Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

i

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan”, “hope” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements include, but are not limited to, statements about:

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
•
our ability to present clinical data across our pivotal trials for the remainder of 2022;
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

All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Kodiak” the “Company,” “we,” “us,” and “our” refer to Kodiak Sciences Inc. and its subsidiaries.

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
•
We have no experience manufacturing any of our product candidates at a commercial scale. If we or any of our third-party manufacturers encounter difficulties in production or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or our ability to provide the information needed in the regulatory dossiers for our planned BLA filing, or our ability to supply our products for patients, if approved, could be delayed or stopped, or we may be unable to establish a commercially viable cost structure.
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
•
Our business is currently affected and could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, including the ongoing effects of the COVID-19 pandemic. The COVID-19 pandemic continues to impact our business and could materially and adversely affect our operations, as well as the business or operations of our manufacturers, contract research organizations (“CROs”) or other third parties with whom we conduct business. Our manufacturers are also engaged in the manufacturing of COVID-19 vaccines and therapeutic treatments, and the success of and demand for these vaccines and therapeutic treatments means we and our programs are competing for scarce manufacturing resources.

v

PART I

ITEM 1. BUSINESS

Overview

Since its founding in 2009, Kodiak Sciences Inc. (“Kodiak,” the “Company,” “we” or “our”) has developed a new technology platform for retinal medicines. Our goal is to prevent and treat the major causes of blindness by developing and commercializing next-generation therapeutics for chronic, high-prevalence retinal diseases.

Kodiak has progressed its lead investigational therapy, KSI-301, into six registrational clinical trials. The comprehensive clinical program targets high prevalence anti-vascular endothelial growth factor (“anti-VEGF”) dependent retinal diseases with clinical trials designed as a package to support a broad product label, which we hope will include the key diseases and the longest dosing intervals. KSI-301 is being developed to become a differentiated, long-interval therapy for use in many patients who may benefit from anti-VEGF therapy. At the same time, Kodiak is investing in commercial scale manufacturing. We aim to provide a pre-filled syringe early in commercialization, and are working actively towards this goal. We believe combining these ambitious clinical and manufacturing efforts sets the stage for potential market share capture when and if KSI-301 is approved.

In addition, Kodiak is investing in its pipeline. The Company is progressing its Antibody Biopolymer Conjugate (“ABC”) PlatformTM towards suboptimal anti-VEGF responder patients, a group estimated to be as large as 30% of treated patients, with its bispecific conjugate KSI-501. Beyond today’s anti-VEGF market, Kodiak’s new triplet medicines are being designed on its ABC Platform in an effort to bring new capabilities to treat the even higher prevalence retinal diseases of dry age-related macular degeneration (“AMD”) and glaucoma.

Notably, up to this point, Kodiak has retained all global rights to make, use and sell its product candidates, which we believe preserves future value and allows for agile decision-making.

While engaged in these research and development efforts, we believe we have demonstrated a disciplined and creative approach to building and financing the company. As of December 31, 2021, we had $731.5 million in cash and cash equivalents.

Our objective is to develop our retina-focused product candidates, seek FDA and worldwide health authority marketing authorization approvals, and ultimately commercialize our product candidates.

Following from these efforts, we believe Kodiak has the potential to achieve our ambition of becoming a significant incumbent retinal development and commercialization franchise on a global basis.

Recent Developments

KSI-301 Phase 2b/3 Pivotal Study in Wet AMD Top-line Readout

We recently announced top-line results from our randomized, double-masked, active comparator-controlled Phase 2b/3 clinical trial evaluating the efficacy, durability and safety of KSI-301, a novel antibody biopolymer conjugate, in treatment-naïve subjects with neovascular wet AMD.

The trial randomized 559 participants, approximately 80% of whom were enrolled in the United States. The study had two treatment arms: KSI-301 5mg on a flexible long-interval regimen and aflibercept 2mg on a fixed short-interval regimen. In the study, three monthly loading doses were administered to all subjects at 0-, 4- and 8-weeks. Subjects on aflibercept were then treated at fixed two month intervals. Subjects on KSI-301 were assessed starting three months after the completion of the loading phase (i.e., beginning at 20 weeks) and, based on predefined disease activity criteria, were treated every three-, four-, or five-months. As a result, patients in the KSI-301 group did not receive dosing more frequently than every three months at any point in the study after the loading phase. The primary endpoint of the study was the average change in best-corrected visual acuity (“BCVA”) score (a measure of the best vision a person can achieve when reading letters on an eye chart, including with correction such as glasses) from baseline at year one. For the assessment of the primary efficacy endpoint, KSI-301 patients in all three groups (dosed every three, four or five months) were pooled together and their BCVA was compared as a group to the aflibercept group (dosed every two months).

The results show that KSI-301 did not meet the primary efficacy endpoint of showing non-inferior visual acuity gains for subjects dosed on extended regimens compared to aflibercept given every eight weeks.

A pre-specified secondary analysis at year 1 assessing durability showed 59% of patients in the KSI-301 arm achieved five-month dosing with visual acuity gains and anatomic improvements comparable to the overall aflibercept group.

KSI-301 was well-tolerated in the study, with no new safety signals identified.

Intraocular inflammation occurred in 3.2% of KSI-301 treated patients as compared to 0.0% of patients treated with aflibercept. In all cases reported in the Phase 2b/3 study, the clinical finding of inflammation resolved, and no cases of intraocular inflammation with vascular occlusions were observed. We believe that these safety data coupled with the safety observations across the ongoing Phase 3 studies continue to suggest a safety profile for KSI-301 comparable to today’s existing standard of care agents.

We believe allowing treatment with KSI-301 no more often than every twelve weeks after the loading phase for every patient was insufficient. Nonetheless, we believe the results demonstrate a clear anti-VEGF effect, strong durability and a reassuring safety profile. We believe these data continue to support the potential of KSI-301 and our ABC Platform to significantly extend treatment intervals in retinal disorders in a safe and convenient manner.

KSI-301 Clinical Program Outlook

We intend to continue advancing our ongoing pivotal studies of KSI-301 in all of the major retinal vascular disorders for which intravitreal anti-VEGF therapies are currently used, namely our Phase 3 pivotal study BEACON in retinal vein occlusion (“RVO”), our paired Phase 3 studies GLEAM/GLIMMER in diabetic macular edema (“DME”), our Phase 3 short-interval study DAYLIGHT in wet AMD, and our Phase 3 pivotal study GLOW in non-proliferative diabetic retinopathy without DME (“NPDR” without DME). Our BEACON study is expected to have the primary endpoint visit completed in all patients this coming June, with top-line data anticipated to follow shortly thereafter. For our GLEAM and GLIMMER studies in, as well as the DAYLIGHT study, we expect top-line data in the first half of 2023.

BEACON – Phase 3 Study in Patients with Treatment-Naïve Retinal Vein Occlusion (RVO)

The Phase 3 BEACON study is a global, multi-center, randomized study designed to evaluate the durability, efficacy and safety of KSI-301 in patients with treatment-naïve macular edema due to retinal vein occlusion, including both branch and central subtypes. Patients are randomized 1:1 to a KSI-301 arm or an aflibercept arm. In the first six months, the KSI-301 arm is treated with a proactive, fixed regimen which includes two monthly loading doses and then every 8-week treatment (including treatment 4-weeks prior to the 24-week primary endpoint). In the first six months, the aflibercept arm is treated with a fixed monthly regimen, per its label. In the second six months, patients in both groups will receive treatment on an individualized basis per protocol-specified criteria. Following this, patients can continue to receive KSI-301 for an additional six months on an individualized basis. The study completed enrollment of over 550 patients worldwide in 2021. The primary endpoint is at six months, and patients will be treated and followed for 18 months. The last patient visit for the 24-week primary endpoint is expected in mid-June 2022 and we expect to announce top-line data in 2022.

GLEAM / GLIMMER – Paired Phase 3 Studies in Patients with Treatment-Naïve Diabetic Macular Edema (DME)

The Phase 3 GLEAM and GLIMMER studies are global, multi-center, randomized pivotal studies designed to evaluate the durability, efficacy and safety of KSI-301 in patients with treatment-naïve diabetic macular edema. In each study, patients are randomized 1:1 to receive either KSI-301 or aflibercept. The KSI-301 arm is treated with a proactive, individualized dosing regimen of every 8-, 12-, 16-, 20- or 24 weeks (utilizing tight dynamic retreatment criteria) after three loading doses. The aflibercept arm is treated with a fixed regimen of 8-week dosing after five monthly loading doses, per its label. Both studies have completed enrollment of approximately 450 patients each worldwide. The primary endpoint for both studies is at one year, and patients will be treated and followed for a total of two years. We expect to announce top-line data in 2023.

DAYLIGHT – Phase 3 Study in Patients with Treatment-Naïve Wet AMD

The Phase 3 DAYLIGHT study is a global, multi-center, randomized pivotal study designed to evaluate the efficacy and safety of high-frequency KSI-301 in patients with treatment-naïve wet AMD. Patients are randomized to receive either KSI-301 on a monthly dosing regimen or to receive standard-of-care aflibercept on a fixed regimen of 8-week dosing after three monthly loading doses, per its label. The study is expected to enroll approximately 500 patients worldwide. The primary endpoint is at 40 weeks.

In June 2021, we randomized the first patients into DAYLIGHT. Study enrollment continues, with recruitment now underway both in the United States and the European Union. Additional global study sites were activated through the fourth quarter of 2021, and we believe DAYLIGHT may complete enrollment in the first half of 2022 and announce top-line data in 2023.

GLOW – Phase 3 Study in Patients with Non-Proliferative Diabetic Retinopathy without DME

The Phase 3 GLOW study is a global, multi-center, randomized pivotal study designed to evaluate the efficacy and safety of KSI-301 in patients with treatment-naïve, moderately severe to severe non-proliferative diabetic retinopathy (“NPDR”). Patients are randomized to receive either KSI-301 on a once every six-month dosing regimen after three initiating doses or to receive sham injections. The study is expected to enroll approximately 240 patients worldwide. The primary endpoint is at one year and patients will be treated and followed for two years. Outcomes include changes in diabetic retinopathy severity, measured on a standardized photographic grading scale, and the rate of development of sight-threatening complications due to diabetic retinopathy. We randomized the first patients into GLOW in September 2021. We believe KSI-301 has the potential to be a longest-interval therapeutic option for patients with diabetic retinopathy.

KSI-301 Regulatory Plan and Outlook

We are progressing four ongoing Phase 3 studies which we expect to announce topline data in 2022 and 2023. If successful, we intend to include data from the BEACON, GLEAM/GLIMMER and DAYLIGHT studies in a single initial BLA and would seek labeling at launch that is supportive of a range of indications and dosing intervals. If successful, we continue to expect that data from our GLEAM and GLIMMER studies in DME will serve as the primary basis for approval of KSI-301 in our anticipated BLA submission. GLEAM and GLIMMER explore long-interval dosing while also allowing for every 8-week dosing for patients in need of more intensive anti-VEGF therapy. Data from our BEACON study are intended to serve as the basis for approval in RVO. In wet AMD, we believe that the DAYLIGHT study may clarify the ability of KSI-301 when dosed more frequently to effectively treat a broader population of patients with wet AMD. If successful, we believe that data from our DAYLIGHT study could form the basis of approval in wet AMD, with monthly dosing. We believe that, over time, we may be able to generate additional data to support longer-interval dosing in wet AMD in certain patient populations. We are not planning for results of the GLOW study to be included in our initial BLA filing, given our expectations for a longer recruitment timeframe. We may include the results of the GLOW study in NPDR without DME in a supplemental BLA following our planned initial BLA submission.

Kodiak Stockholder Approval of the Kodiak 2021 Long-term Performance Incentive Plan (LTPIP)

On August 12, 2021, the Board of Directors of Kodiak Sciences Inc. approved the Kodiak 2021 Long-Term Performance Incentive Plan (“LTPIP”), subject to approval by Kodiak stockholders. The LTPIP was approved by Kodiak’s stockholders on October 13, 2021, with 75% of all votes cast voting in favor of approving the LTPIP, excluding votes cast by any participant in the LTPIP.

We believe the LTPIP aligns management incentives to significant value creation. The plan covers a seven-year performance period and was open to a significant number of our existing employees – not just senior management. Employees had a one-time opportunity to “opt-in” to the plan by agreeing to forego up to 75% of their annual equity incentive compensation for seven years via a one-time election. Shares would be earned based on significant stock price appreciation over the seven-year performance period, with the possibility to earn up to 35% of the award based on achieving substantive operational goals. Earned awards begin vesting once earned and vest through the remainder of the seven-year period in equal monthly increments, ensuring what we believe is a true long-term incentive program.

China Clinical Development Activities

In March 2021, our investigational new drug (“IND”) application for KSI-301 in RVO and DME were approved by China’s National Medicinal Products Administration (“NMPA”). These approvals allow Kodiak to enroll patients from China into the BEACON and GLIMMER Phase 3 pivotal studies; we believe that inclusion of patients from China in these studies could be beneficial for the potential future approval of KSI-301 in China.

The first Chinese patients were enrolled in the BEACON pivotal study in early 2022. We believe there is substantial clinical unmet need in China for the type of long-interval dosing which KSI-301 and our ABC Platform may provide.

KSI-301 Phase 1b Study

In February 2021, we presented Year 1 durability, efficacy and safety data from our ongoing Phase 1b study of KSI-301 in patients with treatment naïve wet AMD, DME or RVO at the Angiogenesis, Exudation, and Degeneration 2021 – Virtual Edition meeting. The data showed two in every three patients were on a six-month or longer treatment-free interval at Year 1 in each of the three major retinal vascular diseases after only three loading doses. Robust vision gains (particularly notable in the context of very good baseline vision) and robust retinal drying (when baseline anatomical characteristics are considered) were seen across all three diseases being studied. Strong anti-VEGF efficacy (achieving at Year 1 approximately 20/40 eye chart vision on average in wet AMD and approximately 20/32 vision on average in DME and RVO) and an encouraging safety profile was observed across all three diseases.

COVID-19

We are continuing to monitor the global ongoing COVID-19 pandemic. We and our key clinical and manufacturing partners have been able to continue to advance our operations. Through this pandemic, we continue to work closely with our clinical sites to ensure patient safety and minimize the number of missed visits and study discontinuations. The overall rate of missed study visits remains less than 5% across all of our ongoing studies combined.

In response to the COVID-19 pandemic with regards to business operations, clinical trials, and manufacturing activities, we have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of California to protect the health and safety of our employees and our community.

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

KSI-301 Manufacturing

In August 2020, we and our wholly-owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of drug substance for KSI-301. A custom-built manufacturing facility is planned for mechanical completion in the first half of 2022 and dedicated to the manufacture of the Company’s drug substance. The manufacturing agreement has an initial term of eight years, and the Company has the right to extend the term up to a total of 16 years. The Company and Lonza each have the ability to terminate this agreement upon the occurrence of certain conditions.

ABC Platform Update

Our ABC Platform has been designed to enhance durability, with the key elements intended to demonstrate a clear biological effect and a strong duration of this effect and doing these safely. There remains an opportunity to meaningfully improve on the durability of currently approved agents. If we can demonstrate these elements, we believe the potential for our ABC Medicines and our ABC Platform to treat and prevent retinal diseases is promising.

We believe the top-line results from the initial Phase 2b/3 study in wet AMD provided valuable insights into the potential of KSI-301 and the value of the ABC Platform more broadly in the treatment of retinal disorders. We think that these data continue to support the potential of our ABC Platform to meaningfully extend treatment intervals in retinal disorders in a safe and convenient manner.

Pipeline Progression

In addition to KSI-301, we have leveraged our ABC Platform to build a pipeline of potential product candidates, including KSI-501 and KSI-601. KSI-501 is a recombinant, mammalian cell expressed dual inhibitor antibody biopolymer conjugate, targeting both VEGF and IL-6 for the treatment of retinal diseases with an inflammatory component. The cGMP manufacturing of the dual inhibitor antibody has been completed, and KSI-501 bioconjugate manufacturing and other supporting activities are in progress towards the expected submission of an IND in 2022.

KSI-601 is a triplet inhibitor for dry AMD. In this approach, a bispecific or dual inhibitor antibody is conjugated to a phosphorylcholine biopolymer variant that is embedded with hundreds of copies of a small-molecule drug. As a result, multiple disease-related biologies - both intracellular and extracellular - can potentially be targeted with a single medicine. We believe this approach may be of particular relevance for common vision-threatening diseases with multifactorial pathophysiology, such as dry AMD and glaucoma.

Competition

The current standard of care for wet AMD, advanced stages of DR (including DME), and RVO is monotherapy administration of anti-VEGF drugs, principally Avastin, Lucentis and Eylea, which are well-established therapies and are widely accepted by physicians, patients and third-party payors.

In addition, newer competitors have recently received FDA approval, such as Beovu (brolucizumab) from Novartis and Vabysmo (faricimab) from Roche. Beovu received FDA approval for the treatment of wet AMD in October 2019 and is being investigated as a potential treatment for patients with DME and RVO.

Vabysmo from Roche is a bispecific antibody targeting VEGF and angiopoietin-2 (Ang-2) and received FDA approval for the treatment of wet AMD and DME in January 2022. Vabysmo demonstrated non-inferiority in visual acuity gains to Eylea in wet AMD and DME, with extended dosing of up to once every 16 weeks for slightly less than half of patients in Phase 3 trials. We believe Vabysmo may be perceived to offer incremental benefit in durability over currently established therapies such as Lucentis and Eylea.

There are also other companies and research organizations developing treatments targeting other molecular targets, potential gene therapy treatments, stem cell transplant treatments and medical devices for the treatment of wet AMD, DME, DR, and RVO. We believe the therapeutic space of retinal diseases will become increasingly competitive in the future.

Funding Agreement

On December 1, 2019, we, and our subsidiary, Kodiak Sciences GmbH, entered into a funding agreement to sell a capped royalty right on global net sales of KSI-301 to BBA for $225,000,000. Under the funding agreement, BBA purchased the right to receive a capped 4.5% royalty on net sales following marketing approval of KSI-301 in exchange for $225,000,000 in committed development funding payable to us. Unless earlier terminated or re-purchased by us, the royalty “caps” or terminates upon the date that BBA has received an aggregate amount equal to 4.5 times the funding amount paid to us. Under the terms of the funding agreement, BBA was required to pay the first $100,000,000 of the funding amount at the closing of the funding transaction and the remaining $125,000,000 of the funding amount, subject to delivery of notice by the Company, payable upon enrollment of 50% of the patients in the RVO clinical program. In July 2021, the funding agreement was amended, at the Company’s request, that the remaining funding amount of $125.0 million would not be paid.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
the restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights. We seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen, and maintain our proprietary position in the field. Although we are not party to any material in-license agreements as of the date of this Annual Report on Form 10-K, we may in the future pursue in-licensing opportunities to strengthen our proprietary position in the field. We additionally rely on data exclusivity, market exclusivity, and patent term extensions when available, and may seek and rely on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including our patents; and to operate without infringing the valid and enforceable patents and other proprietary rights of third parties.

We have prosecuted numerous patents and patent applications and possess know-how and trade secrets relating to the development and commercialization of our ABC Platform and product candidates, including related manufacturing processes and technology. As of December 31, 2021, we were the assignee of record for approximately eight U.S. issued patents, and approximately 12 U.S. pending patent applications directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as 34 patents issued in jurisdictions outside of the United States and 62 patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. We also have two pending PCT application. For example, these patents and patent applications include claims directed to:

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

The following patents and patent applications (including anticipated 20-year expiration dates, which could be altered by, for example, a disclaimer, patent term adjustment or patent term extension) relate to KSI-301 and/or ABC Platform:

Patent and Patent Application Numbers	Anticipated U.S. Expiration Date	Description of Representative U.S. Claims

US 8,846,021, US Appl. No. 17/553,605, EP Patent No. 1988910, JP Patent No. 5528710, JP Patent No. 5745009, and foreign applications in certain jurisdictions claiming priority to PCT/US2007/005372	2/28/2027	Representative claims include conjugates

US Appl. No. 17/409,578, AU Patent No. 2011239434, AU Patent No. 2017201930, CA Patent No. 2795667, EP Patent No. 2558538, JP Patent No. 6568748, JP Patent No. 6754749, MX Patent No. 365521, and foreign applications in certain jurisdictions claiming priority to PCT/US2011/032768

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

	5/10/2030	Representative claims include copolymers and methods of making copolymers (ABC Platform specifically)

US 10,702,608, US Appl. No. 16/781869, EP Patent No. 3041513, JP Patent No. 6463361, JP Patent No. 6732056, and foreign applications in certain jurisdictions claiming priority to PCT/US2014/054622	12/21/2034	Representative claims include polymers and method of making polymers

US 11,066,465, US Appl. No. 17/301599 and foreign applications in certain jurisdictions claiming priority to PCT/US2016/069336	12/29/2036	Representative claims include antibody and antibody conjugate claims, as well as methods of making and using the conjugates

US Appl. No. 17/066856 and PCT Application No. PCT/US2020/055074	10/9/2040	Representative claims include method of treating an eye disorder using the antibody conjugates

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

Our issued U.S. patents will expire on dates ranging from 2027 to 2036. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2027 to 2041. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

As of December 31, 2021, we have a total of 26 pending trademark applications and issued trademark registrations. These include two trademark registrations and two pending trademark applications in the United States, and 18 trademark registrations and four pending trademark applications in jurisdictions outside of the United States. Of the trademark registrations in jurisdictions outside of the United States, 12 are in China and one is in each of Canada, the European Union, Japan, Singapore, Switzerland and the United Kingdom. Of the pending trademark applications in jurisdictions outside of the United States, three are in China and one is in India. We also may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section on “Risk Factors—Risks Related to Intellectual Property.”

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

Human Capital Management

As of December 31, 2021, we had 93 employees worldwide, of whom 11 were based outside of the United States. Of these employees, 72 employees were engaged in or support research, development and clinical activities, 26 of whom hold a Ph.D. degree or M.D. (or equivalent) degree. None of our employees are subject to a collective bargaining agreement. Given our expanding operations and need to further grow our headcount to support our business, we continually assess employee turnover, recruitment initiatives, compensation and benefits programs, safety in performing critical laboratory work, diversity and other matters relevant to human capital management, and we review results with our Board of Directors on a periodic basis. We aim to offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations and in each of employee groups at each level around the globe as assessed with internal and external benchmarking data. We aim to build a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within our company.

Legal Proceedings

As of the date of this Annual Report on Form 10-K, we are not a party to any material legal proceedings. In the normal course of business, we may be named as a party to various legal claims, actions and complaints. We cannot predict whether any resulting liability would have a material adverse effect on our financial position, results of operations or cash flows.

Additional Information

We maintain an internet website at the following address: https://kodiak.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

You should consider carefully the following risk factors, together with all the other information in this Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our consolidated financial statements and notes thereto. The occurrence of any events described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K could harm our business, operating results, financial condition, and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements that we have made in this Annual Report on Form 10-K and those may make from time to time. You should consider all of the risk factors described when evaluating our business.

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

Our early preclinical and Phase 1/1b clinical trial results for KSI-301 in the respective indications are not necessarily predictive of the results of our ongoing or future discovery programs or any future preclinical or clinical studies. Our ability to demonstrate efficacy, safety and clinical durability in pivotal studies may be affected by the patient populations sampled and the design of our pivotal studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported or unobserved adverse events as more patients are treated with KSI-301 and followed for longer periods of time.

For example, we recently announced top-line results from our randomized, double-masked, active comparator-controlled Phase 2b/3 clinical trial evaluating the efficacy, durability and safety of KSI-301 in treatment-naïve subjects with neovascular wet AMD. The results show that KSI-301 did not meet the primary efficacy endpoint of showing non-inferior visual acuity gains for subjects dosed on extended regimens compared to aflibercept given every eight weeks.

There can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical study protocols and the rate of dropout among clinical study participants. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA approval. If approved, KSI-301 clinical study designs and data are not necessarily predictive of KSI-301’s final marketed product label. FDA may not approve a label for a particular dosing frequency, even if we believe the data demonstrate support for that dosing.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition. For example, the safety profile we have observed in the Phase 1a/1b study of KSI-301 and in the recently completed Phase 2b/3 clinical trial evaluating the efficacy, durability and safety of KSI-301 in treatment-naïve subjects with neovascular wet AMD may not be representative of the safety profile in additional studies. We may still observe significant safety events that may negatively impact the KSI-301 program and the ABC platform. A safety profile for KSI-301 in line with today’s standard of care agents may not be sustained when administered to 100,000s of patients at varying dose intervals after commercialization.

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

Recent trends in the development of anti-VEGF therapies have favored increased molar dosages, as compared to currently marketed treatments. To date these heightened dosages have not exhibited a safety profile significantly worse than that of current treatments, as attributable to molar dose. However, anti-VEGF product candidates featuring higher molar dosages, including KSI-301, may heighten the risk of adverse effects associated with anti-VEGF treatments generally, both in the eye and in the rest of the body. There are risks inherent in the intravitreal injection procedure of drugs like KSI-301 which can cause injury to the eye and other complications including conjunctival hemorrhage, punctate keratitis, eye pain, conjunctival hyperemia, intra-ocular inflammation, and endophthalmitis. KSI-301 is also being explored clinically with higher frequency dosing, which may increase the risk of potential adverse events. Any additional toxicology signal observed, be it real or perceived, may negatively impact perceptions of utilization of KSI-301 in broader populations and impact clinical trial enrollment, regulatory approval and commercial success.

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
•
the design of the trial;
•
new safety events may cause physicians to decrease patient enrollment in our current or planned studies;
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

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. For those product candidates that are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. This is especially true for anti-VEGF biologic agents, where Lucentis, Eylea and Avastin are established products with accepted safety profiles.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety, efficacy or durability results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Product candidates in later stages of clinical trials may fail to show the desired safety, efficacy and durability profile despite having progressed through preclinical studies and initial clinical trials. For example, in our recently completed Phase 2b/3 clinical trial evaluating the efficacy, durability and safety of KSI-301 in treatment-naïve subjects with neovascular wet AMD, KSI-301 did not meet the primary efficacy endpoint of showing non-inferior visual acuity gains for subjects dosed on extended regimens compared to aflibercept given every eight weeks. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials or trials of a different design could be required before we submit our product candidates for approval. Our KSI-301 pivotal study program relies on a single active arm in each study at a single dose (5mg), such that if a safety observation is observed there is no fallback position at a lower dose to rely on. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Even if trial results are successful at the primary endpoint, clinical trial results may be different or worse in the extended treatment periods following the primary endpoint, and such data may negatively impact perceptions by regulatory authorities, the clinical community or commercial payors of the benefits of our product candidates.

The top-line results from our Phase 2b/3 pivotal study of KSI-301 in wet AMD may lead to study design modifications in our other ongoing pivotal studies and may impact the timeline of completion and likelihood of success of these pivotal studies.

We recently announced that our Phase 2b/3 pivotal study of KSI-301 in wet AMD did not meet the primary efficacy endpoint of non-inferiority in visual acuity gains for KSI-301 treated patients on extended regimens of every 12-, 16-, or 20- weeks compared to patients treated with aflibercept every eight weeks. In light of these results, we may decide to modify the design of our other ongoing pivotal studies in order to reduce the risk of similar undertreatment of patients, which may lead to potential delays in trial readouts and may impact the likelihood of trial success, which may in turn harm our business and operations and adversely affect our stock price.

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

The first Lucentis biosimilar was approved this year in the United States and its approval may impact market dynamics and payor policies negatively for KSI-301. Roche’s product candidate, Vabysmo (faricimab) received FDA approval for the treatment of wet AMD and DME in January 2022 and is currently enrolling pivotal studies in RVO. We believe faricimab’s clinical profile together with physician enthusiasm for a new branded anti-VEGF will make it an important product in the marketplace. Even if KSI-301 presents a compelling clinical profile, we may not be able to market our product candidates as effectively as our competitors. For example, entrenched franchises may seek to impede adoption of KSI-301 through significant discounts or rebates.

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

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/or enforceability of our patents relating to our competitors’ products and our competitors may allege that our products infringe, misappropriate or otherwise violate their intellectual property. For more information regarding potential disputes concerning intellectual property, see the subsection of this Annual Report on Form 10-K titled “Risks Related to Our Intellectual Property.”

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, NMPA and foreign regulatory authority approval processes and continuous oversight. We will need to contract with manufacturers who can meet all applicable FDA, EMA, NMPA and foreign regulatory authority requirements, including complying with current good manufacturing practices, or cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, NMPA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, NMPA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Our manufacturers are also engaged in the manufacturing of COVID-19 vaccines and therapeutic treatments, and the success of and demand for these vaccines and therapeutic treatments means we and our programs are competing for scarce manufacturing resources. We aim to distribute KSI-301 in a prefilled syringe early in our commercial rollout. We may not be able to complete our prefilled syringe activities in a timely manner, or we may fail technically to design and develop a prefilled syringe for KSI-301. If we require large volumes of glass vials, we may not be able to secure a sufficient supply due to COVID-19-related shortages of glass and vials. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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
•
the potential and perceived advantages of our product label as compared to alternative treatments;
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

Drug pricing and access policies in the United States and internationally may change and negatively impact KSI-301’s commercial viability. Proposed policy changes, including the potential for Medicare to negotiate with drug manufacturers, may limit our ability to competitively price KSI-301, if approved. Further, commercial insurers may limit patient access to KSI-301, if approved and other branded therapies. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

We plan to conduct clinical trials for our product candidates outside the United States (or the respective jurisdictions of other regulatory authorities), and the FDA, (or EMA, NMPA and applicable foreign regulatory authorities may not accept data from such trials.

We plan to conduct one or more of our clinical trials outside the United States, including Europe, China and other foreign countries. The acceptance of study data from global clinical trials by the FDA, EMA, NMPA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice and (2) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, NMPA or any applicable foreign regulatory authority will accept data from trials conducted outside of their respective jurisdiction. If the FDA, EMA, NMPA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming, would delay aspects of our business plan and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain international jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since the ACA’s enactment, there have been numerous challenges to the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures, such as capping the costs for prescription drugs covered by Medicare Part D and by setting the annual out-of-pocket limit at $2,000 beginning in 2024, as part of other health reform initiatives.

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
•
the availability of capital.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN Model, on December 27, 2021, CMS published a final rule that rescinded the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We have adopted a code of business conduct and ethics that applies to all our employees, including management, and our directors. However, it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information;
•
the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

Developing and commercializing new medicines is a challenging exercise and requires diverse expertise in a variety of scientific, clinical, manufacturing, commercial, financial, people and legal functions. Failure to adequately develop these functions will hurt our ability to compete effectively.

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

As of December 31, 2021, we had 93 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Additionally, applicable data protection requirements, including, without limitation, laws, regulations, guidance as well as our internal and external policies and our contractual obligations, may require us to notify relevant stakeholders of security breaches, including affected individuals, partners, collaborators, regulators, law enforcement agencies, and others. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to litigation or other liability, fines, harm to our reputation, significant costs, or other materially adverse effects. Any limitations or exclusions of liability in our contracts may not be enforceable or adequate or protect us from liability or damages.

Our insurance coverage may not be adequate for cybersecurity liabilities, may not continue to be available to us on economically reasonable terms, or at all, and insurers could deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

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

The COVID-19 pandemic continues to unfold and we will continue to monitor our operations in response. We continue to observe government recommendations. Quarantines for COVID-19 or other viruses could impact personnel at third party manufacturing facilities, or the availability or cost of materials, which would disrupt our supply chain. While many of these materials may be obtained by more than one supplier, port closures and other restrictions resulting from the coronavirus outbreak in the region may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. As we work towards commercial scale-up and manufacturing activities to support BLA submission, there is increasing competition with COVID-19 vaccine and therapeutic programs for manufacturing related (i) materials such as resins, filters, sterile tubesets, pipette tips; (ii) personnel such as facility engineering and construction as well as plant engineers and workers; and (iii) production slots in cGMP facilities.

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

The extent to which the risks and evolving effects of the COVID-19 pandemic impact our business and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements, business closures or business disruptions and the effectiveness of actions taken in the United States and in other countries to contain and treat the disease, including the effectiveness and timing of vaccine programs in the United States and worldwide. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, the Company had $57.5 million of federal and $395.4 million of state net operating loss, or NOLs, that may be available to offset future taxable income. A portion of the federal NOL carryforwards begin to expire in 2035 and the state NOL carryforwards begin to expire in 2035, if not utilized. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

The Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. Federal NOLs arising in tax years beginning after December 31, 2017 are permitted to be carried forward indefinitely, but carryback of such NOLs is generally permitted to the prior five taxable years only for NOLs arising in taxable years beginning before 2021. In addition, under the Tax Act, as modified by the CARES Act, the deductibility of federal NOLs incurred in taxable years beginning after December 31, 2017 is limited in taxable years beginning after December 31, 2020. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed temporary limits on the usability of California state net operating losses and certain tax credits to offset California taxable income and taxes. The new limitations on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act, modified certain provisions of the Tax Act and proposals have recently been made in Congress (which have not yet been enacted) to make tax law changes that could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our net deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

We have incurred net losses in each reporting period since our inception, including net losses of $267.0 million, $133.1 million and $47.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $558.2 million.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2020 to December 31, 2021 ranged from a low of $77.20 to a high of $164.47 and from January 1, 2022 to February 28, 2022 ranged from a low of $8.82 to a high of $89.45. As a result, you may not be able to sell your common stock at or above the price that you paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

We will seek additional capital through one or a combination of public and private equity offerings, debt financings, strategic partnerships and alliances or licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. To the extent that we raise additional capital through the sale of equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

As a public company, we are subject to reporting and other obligations under the Exchange Act, including the requirements of the Sarbanes-Oxley Act of 2002 ("SOX") Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting.

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

Holders of Common Stock

As of February 18, 2022, there were approximately 22 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Kodiak Sciences (we or the Company) is a biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases in the United States and additional international markets. We are bringing new science to the design and development of next generation retinal medicines. Our ABC PlatformTM uses molecular engineering to merge the fields of antibody-based and chemistry-based therapies and is at the core of Kodiak’s discovery engine. Our lead product candidate, KSI-301, is a novel anti-VEGF antibody biopolymer conjugate being investigated in multiple pivotal studies in retinal vascular diseases including wAMD, DME, RVO and non-proliferative diabetic retinopathy. Our hope with KSI-301 is to meaningfully extend treatment intervals for all patients with retinal vascular diseases. Our pipeline, including product candidates KSI-501 and KSI-601, aims to bring a similar ethos of drug development to other unmet needs in retina such as dry AMD and glaucoma.

Our goal is to prevent and treat the major causes of blindness by developing next-generation therapeutics for chronic, high-prevalence retinal diseases. Our overall objective is to develop our product candidates, seek FDA and worldwide health authority marketing authorization approvals, and ultimately commercialize our product candidates.

KSI-301 Phase 2b/3 Pivotal Study in Wet AMD Top-line Readout

We recently announced top-line results from our randomized, double-masked, active comparator-controlled Phase 2b/3 clinical trial evaluating the efficacy, durability and safety of KSI-301, a novel antibody biopolymer conjugate, in treatment-naïve subjects with neovascular (wet) age-related macular degeneration (“wet AMD”).

The trial randomized 559 participants, approximately 80% of whom were enrolled in the United States. The study had two treatment arms: KSI-301 5mg on a flexible long-interval regimen and aflibercept 2mg on a fixed short-interval regimen. In the study, three monthly loading doses were administered to all subjects at 0-, 4- and 8-weeks. Subjects on aflibercept were then treated at fixed two month intervals. Subjects on KSI-301 were assessed starting three months after the completion of the loading phase (i.e. beginning at 20 weeks) and, based on predefined disease activity criteria, were treated every three-, four-, or five-months. As a result, patients in the KSI-301 group did not receive dosing more frequently than every three months at any point in the study after the loading phase. The primary endpoint of the study was the average change in best-corrected visual acuity (BCVA) score (a measure of the best vision a person can achieve when reading letters on an eye chart, including with correction such as glasses) from baseline at year one. For the assessment of the primary efficacy endpoint, KSI-301 patients in all three groups (dosed every three, four or five months) were pooled together and their BCVA was compared as a group to the aflibercept group (dosed every two months).

The results show that KSI-301 did not meet the primary efficacy endpoint of showing non-inferior visual acuity gains for subjects dosed on extended regimens compared to aflibercept given every eight weeks.

A pre-specified secondary analysis at year 1 assessing durability showed 59% of patients in the KSI-301 arm achieved five-month dosing with visual acuity gains and anatomic improvements comparable to the overall aflibercept group.

KSI-301 was well-tolerated in the study, with no new safety signals identified.

Intraocular inflammation occurred in 3.2% of KSI-301 treated patients as compared to 0.0% of patients treated with aflibercept. Recent wet AMD studies have reported intraocular inflammation rates with aflibercept of 1–4.5%. In all cases reported in the Phase 2b/3 study, the clinical finding of inflammation resolved, and no cases of intraocular inflammation with vascular occlusions were observed. We believe that these safety data coupled with the safety observations across the ongoing Phase 3 studies continue to suggest a safety profile for KSI-301 comparable to today’s existing standard of care agents.

We believe allowing treatment with KSI-301 no more often than every twelve weeks after the loading phase for every patient was insufficient. Nonetheless, we believe the results demonstrate a clear anti-VEGF effect, strong durability and a reassuring safety profile. We believe these data continue to support the potential of KSI-301 and our ABC Platform to significantly extend treatment intervals in retinal disorders in a safe and convenient manner.

KSI-301 Regulatory Plan and Outlook

If successful, we intend to include data from the BEACON, GLEAM/GLIMMER, and DAYLIGHT studies in a single initial BLA, and would seek labeling at launch that is supportive of a range of dosing intervals. We continue to expect that data from our GLEAM and GLIMMER studies will serve as the primary basis for our anticipated BLA submission in DME. Data from our BEACON study is intended to serve as the basis for our anticipated BLA submission in RVO. In wet AMD, we believe that the DAYLIGHT study may clarify the ability of KSI-301 when dosed more frequently to effectively treat a broader population of patients with wet AMD. If successful, we believe that data from our DAYLIGHT study could form the basis of our anticipated BLA submission in wet AMD, with monthly dosing. We believe that, over time, we may be able to generate additional data to support longer-interval dosing in wet AMD in certain patient populations. We are not planning for results of the GLOW study to be included in our initial BLA filing, given our expectations for a longer recruitment timeframe. We may include the results of the GLOW study in NPDR without DME in a supplemental BLA following our planned initial BLA submission.

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

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance our product candidates, particularly KSI-301, through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization; broaden and improve our platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company. Our net loss was $267.0 million, $133.1 million and $47.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $558.2 million.

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

In November 2020, we filed an automatic shelf registration statement (File No. 333-250109), which became effective upon filing. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. In November 2020, we completed a follow-on offering pursuant to the automatic shelf registration and issued and sold 5,972,222 shares of common stock, including the underwriters’ full exercise of their over-allotment option, at a price to the public of $108.00 per share under our shelf registration statement. The gross proceeds from this offering were $645.0 million, resulting in aggregate net proceeds of $612.0 million after deducting underwriting discounts and commissions and other offering costs.

As of December 31, 2021, we had cash and cash equivalents of $731.5 million.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of tax provisions and amortized issuance costs from the liability related to the future sale of royalties to BBA in 2019, net of accretion income and amortization expense on marketable debt securities.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages) :

	Year Ended December 31,			2021 vs 2020 Change
	2021	2020	2019	Dollar	Percent
Operating expenses
Research and development	$217,340	$107,389	$37,506	$109,951	102%
General and administrative	49,711	28,618	11,684	21,093	74%
Loss from operations	(267,051)	(136,007)	(49,190)	(131,044)	96%
Interest income	298	2,902	1,568	(2,604)	*
Interest expense	(22)	(25)	(8)	3	*
Other income (expense), net	(215)	34	265	(249)	*
Net loss	$(266,990)	$(133,096)	$(47,365)	$(133,894)	101%

* Percentage is not meaningful

Research and Development Expenses

Research and development expenses increased $110.0 million, or 102%, during the year ended December 31, 2020 as compared to the year ended December 31, 2021.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,			2021 vs 2020
	2021	2020	2019	Change
KSI-301 program expenses	$137,849	$58,563	$19,285	$79,286
KSI-501 program expenses	4,529	1,573	1,188	2,956
ABC Platform and other program expenses	11,354	7,365	2,218	3,989
Payroll and personnel expenses	51,171	30,434	11,978	20,737
Facilities and other research and development expenses	12,437	9,454	2,837	2,983
Total research and development expenses	$217,340	$107,389	$37,506	$109,951

KSI-301 program expenses increased $79.3 million during the year ended December 31, 2021 as compared to 2020. The increase was primarily due to clinical trial costs to support ongoing trials, as well as manufacturing progress for KSI-301. We initiated two pivotal Phase 3 clinical studies in DME (GLEAM and GLIMMER) and one pivotal Phase 3 clinical study in RVO (BEACON) in the third quarter of 2020. In June 2021, we randomized the first patients into an additional Phase 3 study in wet AMD (DAYLIGHT) designed to broaden KSI-301’s product labeling.

KSI-501 program expenses increased $3.0 million during the year ended December 31, 2021 as compared to 2020, primarily due to increased research and development activities for KSI-501.

ABC Platform external expenses increased $4.0 million during the year ended December 31, 2021 as compared to 2020. The increase was primarily driven by manufacturing runs to support our product candidate pipeline.

Payroll and personnel expenses increased $20.7 million during the year ended December 31, 2021 as compared to 2020, due to increased headcount and stock-based compensation expense. We recorded an incremental stock-based compensation expense of $8.3 million relating to the long-term performance incentive plan program in the fourth quarter of 2021. Furthermore, the research and development headcount increased 38% during the year ended December 31, 2021.

Facilities and other research and development expenses increased $3.0 million during the year ended December 31, 2021 as compared to 2020, primarily due to lease costs for our Palo Alto and Switzerland facilities expansion.

General and Administrative Expenses

General and administrative expenses increased $21.1 million, or 74%, during the year ended December 31, 2021 as compared to 2020, primarily driven by increased headcount and stock-based compensation expense, professional services related to consulting, legal and accounting, and lease costs for Palo Alto facilities expansion. We recorded an incremental stock-based compensation expense of $5.9 million relating to the long-term performance incentive plan program in the fourth quarter of 2021.

Interest Income

Interest income decreased $2.6 million during the year ended December 31, 2021 as compared to 2020, which was mainly attributable to interest income earned on increased cash equivalent balances from our follow-on offering in December 2019 and November 2020.

Other Income (Expense), Net

Other income (expense), net decreased $0.2 million during the year ended December 31, 2021 as compared to 2020, which was mainly attributable to issuance costs from the liability related to the future sale of royalties to BBA in December 2019.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes and warrants. As of December 31, 2021, we had cash and cash equivalents of $731.5 million.

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

Future Funding Requirements

We have incurred net losses since our inception. For the years ended December 31, 2021, 2020 and 2019, we had net losses of $267.0 million, $133.1 million, and $47.4 million, respectively, and we expect to continue to incur additional losses in future periods. As of December 31, 2021, we had an accumulated deficit of $558.2 million.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(182,270)	$(83,428)
Investing activities	(38,798)	104,834
Financing activities	8,182	717,377
Net increase (decrease) in cash, cash equivalents and restricted cash	$(212,886)	$738,783

Cash Flows from Operating Activities

Net cash used in operating activities was $182.3 million for the year ended December 31, 2021. Cash used in operating activities was primarily driven by the increase in net loss during this period due to increased payroll and personnel expenses and manufacturing and clinical trial costs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $38.8 million for the year ended December 31, 2021 and primarily related to deposit on manufacturing equipment, as well as purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8.2 million for the year ended December 31, 2021, which consisted primarily due to the proceeds from stock option exercises and proceeds from issuances of common stock pursuant to employee stock purchase plans.

Contractual Obligations and Commitments

Operating Leases

Operating lease payments represent our commitment for future minimum rent made under non-cancelable leases for our corporate offices in Palo Alto, California, and office and laboratory space in Visp, Switzerland. The total future payments for our operating lease obligations as of December 31, 2021 is $123.7 million, of which $7.3 million is due in the next twelve months.

Embedded Lease

Embedded lease payment represent our commitment for future minimum payment made under the manufacturing agreement with Lonza Ltd. for the clinical and commercial supply of drug substance in a custom-built manufacturing facility. The total future payments relating to our embedded lease, including capital contribution payments, as of December 31, 2021 is approximately 189.5 million Swiss Francs, of which 53.0 million Swiss Francs is expected to be due in the next twelve months.

Manufacturing Agreements

The Company has entered into service and equipment purchase agreements in the normal course of business with various providers, which can contain minimum commitments or other noncancelable obligations. As of December 31, 2021, the total amount of contractual obligations related to these manufacturing agreements that are subject to cancellation fees, including accrued amounts, was $69.5 million, of which $59.7 million is expected to be due in the next twelve months.

For further information on our leases and manufacturing agreements, refer to Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Clinical Agreements

The Company may incur potential contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amount to be paid by us are not fixed or determinable at this time.

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

The fair value of options is estimated on the grant date using the Black‑Scholes option valuation model or Monte Carlo simulation model. The calculation of stock‑based compensation expense requires that we make certain assumptions and judgments about a number of complex and subjective variables used in the valuation model, including the expected term, expected volatility of the underlying common stock and risk‑free interest rate. Our stock-based awards are subject to either service, performance-based or market-based vesting conditions. We evaluate whether achievement of the performance conditions is probable and record expense over the appropriate service period based on this assessment.

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

As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (1) the factors underlying the sustainability assertion have changed and (2) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits. As of December 31, 2021 and 2020, none of the unrecognized tax benefits would affect income tax expense with consideration of our valuation allowance. We do not expect that our uncertain tax positions will materially change in the next twelve months.

NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. We have completed a Section 382 study through December 31, 2020 which concluded no such ownership change had occurred through December 31. 2020. Subsequent ownership changes since the most recent study may further affect the limitation in future years.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash and cash equivalents of $731.5 million, primarily invested in money market funds. As of December 31, 2020, we had cash and cash equivalents of $969.0 million, primarily invested in money market funds, U.S. treasury securities and corporate notes. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2021, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of less than $0.1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kodiak Sciences Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kodiak Sciences Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Clinical Trial and Related Costs

As described in Notes 2 and 4 to the consolidated financial statements, the Company recorded $21.8 million in accrued clinical trial and related costs as of December 31, 2021. Accrued clinical trial and related costs are estimated using data such as patient enrollment, clinical site activations or information provided by outside service providers regarding their actual costs incurred. Management determined accrual estimates through reports from and discussions with clinical personnel and outside service providers as to the progress of trials, or the services completed.

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

March 1, 2022

We have served as the Company’s auditor since 2016.

Kodiak Sciences Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$731,510	$944,396
Marketable securities	—	24,578
Prepaid expenses and other current assets	3,301	3,031
Total current assets	734,811	972,005
Restricted cash	6,324	6,324
Property and equipment, net	41,330	5,136
Operating lease right-of-use asset	66,744	73,672
Other assets	55,011	10,210
Total assets	$904,220	$1,067,347
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,431	$8,646
Accrued and other current liabilities	48,319	20,402
Operating lease liability	3,933	2,374
Total current liabilities	64,683	31,422
Operating lease liability, net of current portion	76,063	75,028
Liability related to sale of future royalties	99,943	99,890
Other liabilities	211	256
Total liabilities	240,900	206,596
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at December 31, 2021 and December 31, 2020; 51,826,257 and 51,112,302 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	1,221,532	1,151,920
Accumulated other comprehensive income	—	53
Accumulated deficit	(558,217)	(291,227)
Total stockholders’ equity	663,320	860,751
Total liabilities and stockholders’ equity	$904,220	$1,067,347

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Operating expenses
Research and development	$217,340	$107,389	$37,506
General and administrative	49,711	28,618	11,684
Total operating expenses	267,051	136,007	49,190
Loss from operations	(267,051)	(136,007)	(49,190)
Interest income	298	2,902	1,568
Interest expense	(22)	(25)	(8)
Other income (expense), net	(215)	34	265
Net loss	$(266,990)	$(133,096)	$(47,365)
Net loss per common share, basic and diluted	$(5.16)	$(2.91)	$(1.25)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	51,788,918	45,741,845	37,853,616
Other comprehensive income (loss)
Change in unrealized gains related to available-for-sale debt securities, net of tax	(53)	43	10
Total other comprehensive income (loss)	(53)	43	10
Comprehensive loss	$(267,043)	$(133,053)	$(47,355)

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	36,829,857	$4	$197,595	$—	$(110,766)	$86,833
Issuance of common stock upon exercise of stock options	662,079	—	2,287	—	—	2,287
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	21,467	—	(132)	—	—	(132)
Issuance of common stock upon exercise of common stock warrant	1	—	—	—	—	—
Issuance of common stock in connection with follow-on offering, net of offering costs of $19,784	6,900,000	1	297,615	—	—	297,616
Stock-based compensation expense	—	—	6,110	—	—	6,110
Other comprehensive income	—	—	—	10	—	10
Net loss	—	—	—	—	(47,365)	(47,365)
Balances at December 31, 2019	44,413,404	5	503,475	10	(158,131)	345,359
Issuance of common stock upon exercise of stock options	704,675	—	6,248	—	—	6,248
Issuance of common stock in connection with follow-on offering, net of offering costs of $32,984	5,972,222	—	612,016	—	—	612,016
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	22,001	—	(487)	—	—	(487)
Stock-based compensation expense	—	—	30,668	—	—	30,668
Other comprehensive income	—	—	—	43	—	43
Net loss	—	—	—	—	(133,096)	(133,096)
Balances at December 31, 2020	51,112,302	5	1,151,920	53	(291,227)	860,751
Issuance of common stock upon exercise of stock options	463,796	—	7,743	—	—	7,743
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	93,218	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plans	6,958	—	484	—	—	484
Issuance of common stock upon exercise of common stock warrants	149,983	—	—	—	—	—
Stock-based compensation expense	—	—	61,385	—	—	61,385
Other comprehensive loss	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(266,990)	(266,990)
Balances at December 31, 2021	51,826,257	$5	$1,221,532	$—	$(558,217)	$663,320

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(266,990)	$(133,096)	$(47,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,003	477	538
Loss on disposal of long-lived asset	120	—	—
Stock-based compensation	61,385	30,668	6,110
Amortization (accretion) of premium (discount) on marketable securities	25	(51)	(241)
Amortization of operating lease right-of-use asset	7,708	3,731	373
Amortization of issuance costs	53	49	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(270)	(218)	(168)
Other assets	1,465	(1,814)	(4,511)
Accounts payable	(2,094)	5,224	1,569
Accrued and other current liabilities	13,511	11,748	4,932
Operating lease liability	1,814	(146)	(383)
Net cash used in operating activities	(182,270)	(83,428)	(39,146)
Cash flows from investing activities
Purchase of property and equipment	(17,032)	(3,814)	(437)
Deposits on property and equipment	(46,266)	(3,184)	—
Purchase of marketable securities	—	(86,317)	(150,961)
Maturities of marketable securities	24,500	198,149	14,400
Net cash provided by (used in) investing activities	(38,798)	104,834	(136,998)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with offering, net of offering costs	—	612,016	297,616
Proceeds from issuance of common stock upon options exercise	7,743	6,248	2,287
Payments for restricted stock units, net of taxes withheld	—	(487)	(132)
Proceeds from issuance of common stock pursuant to employee stock purchase plans	484	—	—
Proceeds from sale of future royalties, net of issuance costs	—	99,643	—
Principal payments of capital lease	—	(5)	(48)
Principal payments of tenant improvement allowance payable	(45)	(38)	(36)
Net cash provided by financing activities	8,182	717,377	299,687
Net increase (decrease) in cash, cash equivalents and restricted cash	(212,886)	738,783	123,543
Cash, cash equivalents and restricted cash, at beginning of period	950,720	211,937	88,394
Cash, cash equivalents and restricted cash, at end of period	$737,834	$950,720	$211,937
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$731,510	$944,396	$211,797
Restricted cash	6,324	6,324	140
Cash, cash equivalents and restricted cash in consolidated balance sheets	$737,834	$950,720	$211,937

Supplemental cash flow information:
Cash paid for interest	$22	$25	$8
Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$773	$75,614	$2,163
Purchase of property and equipment under accounts payable and accruals	$21,088	$803	$—
Reclassification of deposits to property and equipment	$2,370	$—	$—
Unpaid offering costs	$—	$238	$459

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. The Company

Kodiak Sciences Inc. (the “Company”) is a biopharmaceutical company specializing in novel therapeutics to treat high-prevalence retinal diseases. The Company devotes substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel.

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and the accounts of Kodiak Sciences Financing Corporation and Kodiak Sciences China, the Company’s direct wholly owned subsidiaries, incorporated in the United States and Cayman Islands, respectively, and Kodiak Sciences GmbH and Kodiak Sciences Valais GmbH, the Company’s indirect wholly owned subsidiaries, both incorporated in Switzerland. All intercompany accounts and transactions have been eliminated. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar. The aggregate foreign currency transaction loss included in determining net loss was $0.3 million, $0.3 million, and less than $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of research and development of drugs for retinal diseases. The chief operating decision maker reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. As of December 31, 2021 and 2020, cash, cash equivalents and marketable securities were invested primarily in money market funds, U.S. treasury securities and corporate notes through highly rated financial institutions. Investments are restricted, in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

Cash and Cash Equivalents

The Company considers all highly liquid investments with stated maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

The Company may invest excess cash balances in marketable securities. The investments in marketable securities are classified as either held-to-maturity or available-for-sale based on facts and circumstances present at the time of purchase. Marketable securities with a remaining maturity date greater than one year are classified as non-current. The Company’s marketable securities can consist of U.S. treasury securities, commercial paper, and corporate bonds. Marketable securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase of marketable debt securities is amortized and/or accreted to other income (expense), net over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net.

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

Restricted Cash

As of December 31, 2021, and 2020, the Company had $6.3 million and $6.3 million, respectively, of long-term restricted cash deposited with a financial institution. The entire amount is held in separate bank accounts to support letter of credit agreements related to the Company’s U.S. corporate offices.

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation for acquired assets. Construction in progress reflects amounts incurred for construction or improvements of property or equipment that have not been placed in service. Depreciation is computed using the straight-line method over the estimated useful lives of assets, which is generally four years for laboratory equipment, three years for computer equipment and office equipment, five years for computer software and five to seven years for furniture and fixtures. Leasehold improvements are stated at cost and amortized over the shorter of the useful life of the assets or the length of the lease. Upon sale or retirement of assets, the costs and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets. There have been no such impairments of long-lived assets in the years ended December 31, 2021 and 2020.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The Company measures stock-based compensation expense for stock options and restricted stock units granted to its employees, directors and non-employees based on the estimated fair value of the awards on the grant date. The fair value of options is calculated using the Black-Scholes valuation model or the Monte Carlo simulation model, which requires the input of subjective assumptions, including (i) the calculation of expected term of the award, (ii) the expected stock price volatility, (iii) the risk-free interest rate, and (iv) expected dividends.

The expected term is calculated using the simplified method, which is available where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior, and equals the midpoint between the vesting date and maximum contractual expiration date.

The expected volatility is estimated based on the Company's historical information for its common stock and supplemented by the historical stock price volatility of a representative peer group over a period equivalent to the expected term of the equity award.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The risk-free interest rate is estimated based on the U.S. Treasury securities with maturity dates commensurate with the expected term of the equity award.

The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

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

The Company has certain stock options and restricted stock units that vest in conjunction with certain performance conditions. At each reporting date, the Company is required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon the Company's assessment of accomplishing each performance provision. Refer to Note 11.

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

Liability related to Sale of Future Royalties

On December 1, 2019, the Company and its subsidiary Kodiak Sciences GmbH entered into a funding agreement with Baker Bros. Advisors, LP (“BBA”), which holds more than 5% of the Company’s stock, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of KSI-301, the Company’s anti-VEGF antibody biopolymer conjugate therapy, in exchange for $225.0 million. Under the terms of the funding agreement, there is no obligation to repay any funding amount received, other than through the capped royalty payments on future product revenues. The Company recorded the funding amount paid by BBA as a liability on the consolidated balance sheet net of issuance costs, in accordance with ASC 730, Research and Development. Under ASC 730, the significant related party relationship between the Company and BBA creates an implicit obligation to repay the funding amount paid to the Company. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time. In July 2021, the funding agreement was amended, at the Company’s request, that the remaining funding amount of $125.0 million would not be paid. Refer to Note 14.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB, under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the year ended December 31, 2021 that are of significance to the Company.

3. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Leasehold improvement	$1,285	$1,285
Laboratory equipment	4,565	3,351
Furniture and fixtures	214	214
Computer hardware	200	31
Computer software	89	89
Office equipment	107	107
Construction in progress	37,809	2,229
Total property and equipment	44,269	7,306
Less: Accumulated depreciation	(2,939)	(2,170)
Property and equipment, net	$41,330	$5,136

All property and equipment are maintained in the United States and Switzerland. Depreciation expense, including depreciation of assets under capital leases, was $1.0 million, $0.5 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

4. Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued clinical trial and related costs	$21,776	$11,119
Accrued leasehold improvements	13,021	19
Accrued salaries and benefits	6,187	5,094
Accrued research and development	6,041	3,082
Accrued legal fees	403	252
Accrued professional fees	176	253
Accrued other liabilities	715	583
Total accrued and other current liabilities	$48,319	$20,402

5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$706,703	$—	$—	$706,703
Total	$706,703	$—	$—	$706,703

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$917,485	$—	$—	$917,485
Marketable securities:
U.S. treasury securities	—	10,006	—	10,006
Corporate notes	—	14,572	—	14,572
Total	$917,485	$24,578	$—	$942,063

As of December 31, 2021 and 2020, the fair value of the liability related to sale of future royalties is based on our current estimates of future royalties expected to be paid to BBA, which are considered Level 3 inputs. Refer to Note 14. There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2021 and 2020.

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

The Company had no marketable securities at December 31, 2021. The following table summarizes the marketable securities (in thousands):

As of December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$10,003	$3	$—	$10,006
Corporate notes	14,522	50	—	14,572
Total marketable securities, current	$24,525	$53	$—	$24,578

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

All marketable securities held at December 31, 2020 had effective maturities of less than one year. There were no marketable securities with unrealized losses as of December 31, 2020. The Company did not realized any gains or losses recognized on the sale or maturity of available-for-sale debt securities during the year ended December 31, 2021 and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss. There were no impairment charges or recoveries recorded during the years ended December 31, 2021 and 2020.

7. Commitments and Contingencies

Leases

Palo Alto, California Leases

In June 2020, the Company entered into lease agreements for two buildings at 1200 and 1250 Page Mill Road in Palo Alto, California, which are now the Company’s U.S. corporate offices. The facilities are approximately 82,662 square feet and 72,812 square feet, respectively and include office and laboratory space. For 1200 Page Mill Road, the monthly rent during the initial 6.5-year term will be approximately $0.6 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $7.2 million. The Company has an option to extend the lease term for a period of 6.5 years. For 1250 Page Mill Road, the monthly rent during the initial 13-year term will be approximately $0.5 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $6.3 million. The Landlord will provide a tenant improvement allowance of approximately $1.2 million and $10.6 million for each building, respectively. The Company has two options to extend the lease term for a period of 5 years each. The Company determined that the renewal options were not reasonably certain at lease inception for the two buildings. The Company executed a $10.9 million cash-collateralized letter of credit, which was subsequently reduced to $6.2 million as a result of meeting certain reduction requirements specified therein in 2020. The cash collateralizing the letter of credit is classified as restricted cash on the Company’s consolidated balance sheets. Under ASC 842, the Company classified these leases as operating leases and recorded right-of-use assets and lease liabilities on the lease commencement date. As of December 31, 2021, the Company received a tenant improvement allowance of $1.4 million.

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

Switzerland Lease

In April 2020, the Company entered into a lease agreement for office and laboratory space at Rottenstrasse 5 in Visp, Switzerland. The space is approximately 1,000 square meters. The initial lease term is 5 years, with automatic renewals every 5 years for a maximum lease term of 15 years. The monthly rent during the initial 5-year term will be approximately 32.0 thousand Swiss Francs plus certain operating expenses and taxes. Under ASC 842, the Company classified these leases as operating leases and recorded right-of-use assets and lease liabilities on the lease commencement date.

The maturities of the operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Year ending December 31,	As of December 31, 2021
2022	$7,306
2023	14,531
2024	15,023
2025	15,461
2026	15,912
Thereafter	55,486
Total undiscounted lease payments	123,719
Less: imputed interest	(33,360)
Less: future tenant improvement reimbursements	(10,363)
Total operating lease liabilities	$79,996

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The minimum lease payments above do not include any related common area maintenance charges or real estate taxes. The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	8.8	9.5
Weighted-average discount rate	6.7%	6.7%

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

In April 2021, the agreement was amended to provide for higher annual manufacturing capacity. The Company expanded and finalized the design and scope of the bioconjugate manufacturing facility with a revised estimated capital contribution of approximately 75.0 million Swiss Francs of which the Company has paid 35.0 million Swiss Francs of the capital contribution, equivalent to $38.7 million U.S. Dollars, which is recorded in other assets on the consolidated balance sheet as of December 31, 2021. Over the period from 2022 through 2029, manufacturing payments totaling approximately 150.0 million Swiss Francs may be incurred for potential commercial supply of KSI-301 drug substance. These commitments are not included in the operating lease liabilities table above.

The Company concluded that this agreement contains an embedded lease as the custom-built manufacturing suite will be dedicated for the Company’s use. As of December 31, 2021, the Company did not have control of this manufacturing space and therefore, did not record a right-of-use asset and corresponding lease liability.

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

As of December 31, 2021 and 2020, the total amount of contractual obligations related to these manufacturing agreements that are subject to cancellation fees, including accrued amounts, were $69.5 million and $56.5 million, respectively. These amounts represent our minimal contractual obligations, excluding the commitments under the embedded lease arrangement. Purchases under these manufacturing agreements for the years ended December 31, 2021, 2020 and 2019 were $31.8 million, $16.8 million and $7.9 million, respectively. As of December 31, 2021, the Company had not incurred any cancellation fees under the manufacturing agreements.

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

As of December 31, 2021 and 2020, the current portion of the tenant improvement allowance payable in accrued and other current liabilities was less than $0.1 million and less than $0.1 million, respectively. As of December 31, 2021 and 2020, the non-current portion of the tenant improvement allowance payable in other liabilities was $0.2 million and $0.3 million, respectively.

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

8. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
United States	$(46,590)	$(17,273)	$2,633
Foreign	(220,326)	(115,809)	(49,998)
Total loss before income taxes	$(266,916)	$(133,082)	$(47,365)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	74	14	—
Total current	74	14	—

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Provision (Benefit) for income taxes	$74	$14	$—

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$75,259	$28,451	$18,523
Intangible assets	166,269	12,088	12,112
Research and development tax credits	18,330	10,527	4,037
Stock-based compensation	10,823	8,405	1,539
Accruals	1,532	1,367	885
Operating lease liability	23,142	22,276	577
Property and equipment	—	127	143
Total deferred tax assets	295,355	83,241	37,816
Valuation allowance	(275,788)	(62,005)	(37,249)
Net deferred tax assets	19,567	21,236	567
Deferred tax liabilities:
Operating lease right-of-use asset	(19,217)	(21,234)	(534)
Capitalized legal fees	—	(2)	(33)
Property and equipment	(350)	—	—
Total deferred tax liabilities	(19,567)	(21,236)	(567)
Total net deferred tax assets	$—	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The net change in the total valuation allowance for the years ended December 31, 2021, 2020 and 2019 was an increase of approximately $213.8 million, $24.8 million and $15.9 million, respectively.

NOLs and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. The Company has completed a Section 382 study through December 31, 2020 which concluded no such ownership change had occurred through December 31, 2020. Subsequent ownership changes since the most recent study may further affect the limitation in future years.

As of December 31, 2021, the Company had $57.5 million of federal and $395.4 million of state net operating loss available to offset future taxable income. A portion of the federal net operating loss carryforwards begin to expire in 2035 and the state net operating loss carryforwards begin to expire in 2035, if not utilized. $39.4 million of the federal net operating loss are not subject to expiration.

As of December 31, 2021, the Company also had federal and state research and development credit carryforwards of $17.9 million and $7.2 million, respectively. The federal research and development credit carryforwards expire beginning 2035. The California tax credit can be carried forward indefinitely.

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic and the Families First Coronavirus Response Act, or FFCR Act, which permits employees of certain organizations paid sick time stemming from COVID-19-related issues. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of NOLs generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; temporarily liberalizing the interest deductibility rules under Section 163(j) of the CARES Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The CARES Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2020 or 2021.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The Consolidated Appropriations Act, 2021, which was enacted on December 27, 2020, has expanded, extended, and clarified selected CARES Act provisions, specifically on Paycheck Protection Program loans and Employee Retention Tax Credits, 100% deductibility of business meals as well as other tax extenders. The Consolidated Appropriations Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2020 or 2021.

California Assembly Bill 85 (AB 85) was signed into law by Governor Gavin Newsom on June 29, 2020. The legislation suspends the California NOL deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation on certain California tax credits for 2020, 2021, and 2022. The legislation disallows the use of California NOL deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1,000,000. The carryover periods for NOL deductions disallowed by this provision will be extended. Additionally, any business credit will only offset a maximum of $5,000,000 of California tax. Given the Company’s taxable loss position, this legislation did not impact the tax provision for the years ended December 31, 2020 or 2021.

California Senate Bill 113 (SB 113), was signed into law by Governor Newsom on February 9, 2022. The legislation contains important California tax law changes, including reinstatement of business tax credits and net NOL deductions limited by AB 85 mentioned above. The new tax law should be accounted for under ASC 740 in the period of enactment (2022) but is not expected to have a material impact on the Company’s tax provision due to its taxable loss position.

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes	6.7	4.3	11.0
Foreign tax rate differential	(7.7)	(7.9)	(12.4)
Change in valuation allowance	(78.3)	(17.3)	(30.5)
Stock-based compensation	(1.2)	6.7	7.7
Research tax credit	2.4	3.8	3.3
Other	—	—	(0.1)
Sale of future royalties	0.1	(9.4)	—
Section 162(m)	(0.8)	(1.2)	—
Intangible valuation	57.8	—	—
Provision for income taxes	0.0%	0.0%	0.0%

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. As of December 31, 2021, 2020 and 2019, none of the unrecognized tax benefits would affect income tax expense with consideration of the valuation allowance. The Company does not anticipate the uncertain tax positions will materially change in the next 12 months. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

The beginning and ending unrecognized tax benefits amounts are as follows (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Unrecognized tax benefits at beginning of period	$4,650	$1,838	$398
Increases related to current year tax positions	2,079	2,812	1,440
Unrecognized tax benefits at end of period	$6,729	$4,650	$1,838

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

9. Preferred Stock

As of December 31, 2021 and 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue up to 10,000,000 shares of preferred stock at the par value of $0.0001 per share. As of December 31, 2021, there are no shares of the Company’s preferred stock issued or outstanding.

10. Common Stock

As of December 31, 2021 and 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 490,000,000 shares of common stock at the par value of $0.0001 per share. Each share of common stock is entitled to one vote. The board of directors may declare and pay dividends to holders of common stock. The Company has never declared or paid any dividends on common stock.

The Company had reserved common stock for future issuances as follows:

	December 31, 2021	December 31, 2020
Exercise of options outstanding and release of restricted shares	14,887,847	7,257,221
Exercise of common stock warrants outstanding	250,000	399,999
Issuance of common stock under the 2018 Equity Incentive Plan	2,101,369	2,742,183
Issuance of common stock under the 2018 Employee Share Purchase Plan	453,042	460,000
Total	17,692,258	10,859,403

11. Stock-Based Compensation

2018 Equity Incentive Plan

In August 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. The 2018 Plan initially reserved 4,300,000 shares of common stock for the issuance of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company. The number of shares available for issuance will increase annually on the first day of each fiscal year beginning in 2019 equal to the least of (1) 4,300,000 shares, and (2) 4% of outstanding shares of common stock as of the last day of the immediately preceding year, and (3) such other amount as determined by the board of directors. The exercise price of options must be equal to at least the fair market value of the common stock on the grant date. For ISOs, the term may not exceed ten years, except in respect to any participant with more than 10% of voting power of all classes or stock, then the term may not exceed five years and the exercise price must be equal to at least 110% of the fair market value of the common stock on the grant date. Options granted generally vest over four years.

The number of shares available for issuance increased by 2,044,492 shares in 2021 and there were 2,101,369 shares available for grant under the 2018 Plan as of December 31, 2021.

2021 Long-Term Performance Incentive Plan

In August 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”), which was approved by the Company's stockholders on October 13, 2021. The 2021 LTPIP was designed to be a long-term, pay-for-performance, incentive plan that would further align the interests of management and other eligible employees with the creation of substantial long-term value for the Company's stockholders. Eligible employees at or above grade level 10 were provided a one-time opportunity to “opt-in” or “buy-in” to the 2021 LTPIP, via a one-time election, and, if they so elected, agreed to forgo up to 75% of their annual equity incentive awards for the next seven years, and instead received a one-time grant of performance-based stock options that could potentially provide three times more value than the forgone annual equity incentive compensation.

Additionally, the Company granted stock options to eligible employees below grade level 10 under the broader long-term performance incentive program terms from the existing share reserve under the 2018 Plan and not pursuant to the 2021 LTPIP. The terms for the stock options granted under the 2021 LTPIP and the 2018 Plan are collectively referred to as the "LTPIP Program".

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The 2021 LTPIP reserved 5,502,334 shares of common stock for the issuance of NSOs. For the year ended December 31, 2021, 5,502,334 performance-based stock options were granted under the 2021 LTPIP. There were no shares available for grant under the 2021 LTPIP as of December 31, 2021. An additional 1,920,625 performance-based stock options were granted under the 2018 Plan as part of the LTPIP Program.

The exercise price of options granted under the LTPIP Program was $88.21, the fair market value of the common stock on August 12, 2021, the date of approval by the board of directors.

Shares underlying the options granted under the LTPIP Program may be earned based on the achievement of the performance-based requirement and/or certain operational milestones; after being earned, the shares then generally vest based on continued service with the Company following the date earned and through the end of the seven-year performance period.

The performance-based requirement consists of seven tranches of stock price goals. The first tranche requires the Company's stock price per share to meet or exceed $200, with each tranche thereafter requiring a $100 incremental increase up to $800 for the last tranche. A percentage of the shares underlying the option will be earned based on the stock price meeting or exceeding the corresponding stock price goal for a period of 90 consecutive trading days during the seven-year performance period, as follows:

Performance-Based Requirement	Target Stock Price	Tranche Earning Percentage	Cumulative Earning Percentage
Tranche One	$200	7.5%	7.5%
Tranche Two	$300	12.5%	20.0%
Tranche Three	$400	25.0%	45.0%
Tranche Four	$500	25.0%	70.0%
Tranche Five	$600	20.0%	90.0%
Tranche Six	$700	5.0%	95.0%
Tranche Seven	$800	5.0%	100.0%

Up to 35% of the shares underlying an option may also be earned based on the Company’s achievement of certain operational milestones during the seven-year performance period. A participant may earn up to 25% of their award based on approval by the U.S. Food and Drug Administration of a Biologics License Application in respect of a first, second, and third major indication (RVO, DME and/or wAMD). An additional operational milestone requires the Company to generate sales of at least $2.5 billion in a completed fiscal year.

The maximum percentage of shares that can be earned based on the attainment of the operational milestones is as follows:

Operational Milestone	Operational Milestone Earning Percentage
First BLA Approval	15.0%
Second BLA Approval	5.0%
Third BLA Approval	5.0%
Sales > $2.5 billion in a Fiscal Year	10.0%

The portion of the award that may be earned based on attainment of an operational milestone is inclusive of, and not in addition to, any portion of the award that may be earned based on the attainment of the performance-based requirement. Therefore, to the extent a portion of the award is earned based on the attainment of an operational milestone, the subsequent tranche(s) of the award that is eligible to be earned based on the performance-based requirement will be reduced by the excess, if any, of the number of shares earned over the cumulative earning percentage provided for in the performance-based requirement.

The performance-based requirement and operational milestones were not achieved as of December 31, 2021.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2021 LTPIP Modification Accounting

In August 2021, the Company granted annual long-term incentive awards, which included time-vested stock options, time-vested RSUs and performance-based stock options (“PSOs”) to employees and nonemployees. As a result of stockholder approval of the 2021 LTPIP in October, a portion of the annual long-term incentive awards, elected by eligible employees to forgo, was exchanged for the options granted under the LTPIP Program.

The Company determined the exchange was a modification under ASC 718. Under ASC 718, the exchange of the original award (annual long-term incentive awards granted in August 2021) with the modified award (options granted under the LTPIP Program) represented a change in the original terms and conditions. The modification resulted in additional compensation cost equal to the incremental value between the original and modified awards to be recognized. The Company considered the fair value, vesting conditions and classification of the annual long-term incentive awards granted in August 2021, immediately prior to the modification date, compared to the fair value of the options granted under the LTPIP Program to determine the incremental value.

For the annual long-term incentive awards granted in August 2021, the Company continues to record the unrecognized compensation expense over the original vesting period.

For the options granted under the LTPIP Program, in accordance with ASC 718-10-55-16, the Company used the Monte Carlo simulation model to estimate the grant date fair value of the options granted under the LTPIP Program that will be earned upon attainment of the stock price goals and to determine the incremental value. The fair value of the options granted under the LTPIP Program was estimated using the following weighted-average assumptions:

Year Ended December 31, 2021
Expected volatility	61%
Risk-free interest rate	1.54%
Dividend yield	0%
Simulation term	9.83

As of grant date, the exchange of equity awards under the LTPIP Program resulted in total incremental stock-based compensation costs of $336.3 million to be recognized ratably over a weighted-average period of 5.32 years. The weighted-average grant date fair value of the options granted under the LTPIP Program was $49.18.

For the year ended December 31, 2021, the Company recognized $14.2 million of incremental stock based compensation cost for the options granted under the LTPIP Program. As of December 31, 2021, there was $321.1 million of unrecognized incremental stock-based compensation expense related to the 7,404,209 options granted under the LTPIP Program, but not yet earned or vested, to be recognized over a weighted-average period of 5.11 years.

Stock Options

Stock option activity, including stock options and PSOs under the 2021 LTPIP, 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	6,897,276	$24.52	8.07	$841,704
Granted	8,947,553	$89.41
Exercised	(463,796)	$16.69
Forfeited or canceled	(857,116)	$75.95
Outstanding at December 31, 2021	14,523,917	$61.68	8.60	$335,440
Shares exercisable December 31, 2021	7,001,426
Vested and expected to vest December 31, 2021	14,523,917

353,751 time-vested stock options and 246,963 PSOs from the annual long-term incentive awards were exchanged for the options granted under the LTPIP Program in 2021.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The weighted-average grant date fair value of the time-vested stock options granted for 2021, 2020 and 2019 was $51.55, $32.44 and $34.11 per share, respectively. The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Employee Stock Options

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of time-vested employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	61%	66%	68%
Risk-free interest rate	1.03%	0.39%	1.65%
Dividend yield	0%	0%	0%
Expected term	6.25	6.00	5.78

The total fair value of employee options vested during the years ended December 31, 2021, 2020 and 2019 was $26.9 million, $19.7 million and $4.6 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2021, 2020 and 2019 for options granted to employees, including the options granted under the LTPIP Program, was $44.1 million, $20.8 million and $5.7 million, respectively.

Restricted Shares

Restricted share activity, including restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”), under the 2018 Plan and 2015 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	359,945	$59.54
Granted	193,500	$93.89
Vested	(93,218)	$58.93
Canceled	(96,297)	$79.19
Unvested at December 31, 2021	363,930	$72.75

57,614 time-vested RSUs from the annual long-term incentive awards were exchanged for the options granted under the LTPIP Program in 2021.

Employee Restricted Stock Units

RSUs will vest in four equal annual installments over four years, which is the requisite service period after that date.

The Company granted 184,200 RSUs to employees in 2021. The total fair value of RSUs vested during the year ended December 31, 2021, 2020, and 2019 was $3.2 million, $0.3 million and $0.3 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2021, 2020 and 2019 for RSUs was $4.4 million, $1.9 million, and $0.3 million, respectively.

Non-Employee Awards

The Company granted 33,655 stock options and 9,300 RSUs to non-employees during the year ended December 31, 2021. The Company granted 41,500 and 15,000 stock options to non-employees during the years ended December 31, 2020 and 2019, respectively.

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

	Year Ended December 31,
	2021	2020	2019
Expected volatility	60%	67%	73%
Risk-free interest rate	0.97%	0.36%	1.61%
Dividend yield	0%	0%	0%
Expected term	5.69	5.56	6.08

Stock-based compensation expense recognized during the years ended December 31, 2021, 2020 and 2019 for equity awards granted to non-employees was $1.2 million, $0.7 million and $0.1 million, respectively.

Performance-Based Awards

In December 2019, the Company granted 170,150 performance-based stock options and 128,900 performance-based RSUs (collectively "2019 PSA"). These equity awards will vest 25% upon the achievement of specific clinical development milestones. The remaining awards will then vest in three equal annual installments after that date. The performance criteria for 2019 PSA was achieved in June 2021. 42,536 of the performance-based stock options and 28,905 of the performance-based restricted stock vested during 2021. The total fair value of the performance-based stock options and RSUs vested during the years ended December 31, 2021 was $4.2 million.

The Company estimated the fair value of the 2019 PSA using the Black-Scholes valuation model. Significant assumptions utilized in estimating the fair value of 2019 PSA include an expected volatility of 72%, a risk-free rate of 1.67%, expected dividend yield of 0%, and expected term of 6.31 years.

In February 2021, the Company granted 190,831 performance-based stock options ("2021 Feb PSO"). These stock options will vest 25% upon the achievement of specific clinical development milestones. The remaining awards will then vest in 36 successive equal monthly installments after the performance criteria is achieved. As of December 31, 2021, the Company believes that the achievement of the requisite performance criteria for the 2021 Feb PSO continues to be probable.

The 2021 Feb PSO fair value was $77.41 per share. The Company estimated the fair value of the 2021 Feb PSO using the Black-Scholes valuation model. Significant assumptions utilized in estimating the fair value of 2021 Feb PSO include an expected volatility of 66%, a risk-free rate of 0.66%, expected dividend yield of 0%, and expected term of 5.94 years.

In August 2021, the Company granted 478,750 performance-based stock options ("2021 Aug PSO"). These stock options will vest upon the achievement of specific clinical development milestones with the percentage of shares earned being dependent on the relative total stockholder return over the performance period. The remaining shares will then vest in 12 successive equal monthly installments after the performance criteria is achieved. As of December 31, 2021, the requisite performance criteria for the 2021 Aug PSO was not achieved and not probable; no stock-based compensation expense was recognized during the year ended December 31, 2021.

The weighted-average estimated fair value per share of the 2021 Aug PSO was $41.49, which was derived from a Monte Carlo simulation model. Significant assumptions utilized in estimating the fair value of 2021 Aug PSO include an expected volatility of 60%, a risk-free rate of 1.05%, expected dividend yield of 0%, and expected term of 6.49 years.

Performance-based stock options are recorded as expense beginning when vesting events are determined to be probable. Stock-based compensation expense recognized during the years ended December 31, 2021, 2020 and 2019 for the performance-based equity awards was $11.4 million, $7.2 million and less than $0.1 million, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2018 Employee Share Purchase Plan

In August 2018, the Company adopted the 2018 Employee Share Purchase Plan (“ESPP”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 460,000 shares of common stock were initially reserved for issuance under the ESPP. The initial offering period of the ESPP was authorized by the Company’s board of directors and commenced on January 4, 2021. Each offering period is twelve months long, with two purchase periods. ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the enrollment date or (2) the fair market value of the common stock on the exercise date.

The Company issued 6,958 shares under the ESPP during the year ended December 31, 2021. Stock-based compensation expense recognized during the year ended December 31, 2021 for the ESPP was $0.3 million.

Stock-Based Compensation Expense

Stock-based compensation is classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$33,237	$16,957	$3,496
General and administrative	28,148	13,711	2,614
Total stock-based compensation	$61,385	$30,668	$6,110

As of December 31, 2021, the Company had $434.4 million of unrecognized compensation expense related to unvested share-based awards and ESPP, which is expected to be recognized over a weighted-average period of 4.4 years.

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

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as accrued liabilities and other current liabilities on the consolidated balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. At December 31, 2021, there were no early exercised stock options subject to the Company’s right of repurchase.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

12. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to common stockholders	$(266,990)	$(133,096)	$(47,365)
Denominator:
Weighted-average shares outstanding	51,788,918	45,741,845	37,869,291
Less: weighted-average unvested restricted shares and shares subject to repurchase	—	—	(15,675)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	51,788,918	45,741,845	37,853,616
Net loss per share attributable to common stockholders, basic and diluted	$(5.16)	$(2.91)	$(1.25)

The following potentially dilutive securities, presented on an as-converted to common stock basis, were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	As of December 31,
	2021	2020	2019
Outstanding stock options	14,523,917	6,897,276	6,671,542
Unvested restricted shares	363,930	359,945	160,747
Total	14,887,847	7,257,221	6,832,289

13. 401(k) Plan

In 2011, the Company adopted a 401(k) retirement and savings plan covering all employees. The 401(k) plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The 401(k) plan was amended to include an employer matching provision in 2019. The Company will make matching contributions of 100% of employee contributions up to a maximum of 50% of the individual maximum contribution limit allowed under the IRS rules. For the year ended December 31, 2021, 2020 and 2019, the expense related to the matching contributions was $0.7 million, $0.6 million and $0.3 million, respectively.

14. Liability related to Sale of Future Royalties

On December 1, 2019, the Company and its subsidiary Kodiak Sciences GmbH entered into a funding agreement with BBA, which holds more than 5% of the Company’s capital stock, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of KSI-301, the Company’s anti-VEGF antibody biopolymer conjugate therapy, in exchange for $225.0 million. The royalty terminates upon the date that BBA has received an aggregate amount equal to 4.5 times the funding amount paid to the Company, unless earlier terminated or repurchased by the Company. Under the terms of the funding agreement, there is no obligation to repay any funding amount received, other than through the capped royalty payments on future product revenues. The Company has the option, exercisable at any point during the term of the funding agreement, to repurchase 100% of the royalties due to BBA for a purchase price equal to 4.5 times the funding amount paid to the Company as of such time, less amounts paid by the Company to BBA.

The closing of the funding agreement was subject to certain conditions and occurred in February 2020. The Company received $100.0 million of the funding on February 4, 2020. The remaining $125.0 million, subject to delivery of notice by the Company, was payable upon enrollment of 50% of the patients in the RVO clinical program. In July 2021, the funding agreement was amended, at the Company’s request, that the remaining funding amount of $125.0 million would not be paid. As a result, $0.2 million of deferred financing cost was expensed during the year ended December 31, 2021.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The Company recorded the initial $100.0 million payment as a liability on the consolidated balance sheet net of issuance costs. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time. As of December 31, 2021, royalty payments are not probable and estimable.

For the year ended December 31, 2021 and 2020, no interest expense was recognized for the liability related to the sale of future royalties.

15. Selected Quarterly Financial Data (unaudited)

The following table provides the selected quarterly financial information for the years 2021 and 2020 (in thousands, except per share data):

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Loss from operations	$(50,558)	$(55,909)	$(67,535)	$(93,049)
Net loss	(50,447)	(55,852)	(67,526)	(93,165)
Net loss per share attributable to common stockholders, basic and diluted	$(0.98)	$(1.08)	$(1.30)	$(1.79)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Loss from operations	$(25,723)	$(26,779)	$(36,663)	$(46,842)
Net loss	(24,392)	(25,999)	(36,122)	(46,583)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.58)	$(0.80)	$(0.97)

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report included in Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2021, or the Proxy Statement, under the caption “Executive Officers” and “Board of Directors and Corporate Governance”, and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement under the caption “Related Person Transactions” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) FINANCIAL STATEMENTS

The consolidated financial statements are filed as part of this Annual Report on Form 10-K under Item 8.

(2) FINANCIAL STATEMENT SCHEDULES

All schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

(3) EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Kodiak Sciences Inc.	10-Q	001-38682	3.1	11/16/2018

3.2	Amended and Restated Bylaws of Kodiak Sciences Inc.	10-Q	001-38682	3.2	11/16/2018

4.1	Form of Common Stock Certificate	S-1/A	333-227237	4.1	9/24/2018

4.2	Investors’ Rights Agreement, dated September 8, 2015, as amended, by and among the registrant and the investors and founders named therein	S-1/A	333-227237	4.2	9/24/2018

4.5	Form of Class B Share Warrant	S-1/A	333-227237	4.5	9/7/2018

4.6	Description of Securities	10-K	001-38682	4.6	3/16/2020

4.7	Registration Rights Agreement, dated March 1, 2021, by and among the registrant and the investors named therein	10-K	001-38682	4.7	3/1/2021

10.1+	Form of Director and Officer Indemnification Agreement	S-1/A	333-227237	10.1	9/24/2018

10.2+	2009 Options and Profits Interest Plan	S-1	333-227237	10.2	9/7/2018

10.3+	2015 Share Incentive Plan	S-1	333-227237	10.3	9/7/2018

10.4+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2009 Option and Profits Interest Plan	S-1	333-227237	10.4	9/7/2018

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Share Incentive Plan	S-1	333-227237	10.5	9/7/2018

10.6+	2018 Equity Incentive Plan	S-1/A	333-227237	10.6	9/24/2018

10.7+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.7	9/24/2018

10.8+	Form of Notice of Restricted Stock Unit Grant and Terms and Conditions of Restricted Stock Unit Grant under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.8	9/24/2018

10.9+	2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.9	9/24/2018

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.10+	Form of Subscription Agreement under the 2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.10	9/24/2018

10.11+	Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Victor Perlroth	S-1/A	333-227237	10.11	9/24/2018

10.12+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and John Borgeson	S-1/A	333-227237	10.12	9/24/2018

10.13+	Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Jason Ehrlich	S-1/A	333-227237	10.13	9/24/2018

10.14+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Hong Liang	S-1/A	333-227237	10.14	9/24/2018

10.15+	Executive Incentive Compensation Plan	S-1/A	333-227237	10.15	9/24/2018

10.16*+	Outside Director Compensation Policy

10.17	Funding Agreement, dated as of December 1, 2019, between Kodiak Sciences Inc., Kodiak Sciences GmbH and Baker Bros. Advisors, LP	8-K	001-38682	10.1	12/2/2019

10.18	Lease Agreement for 1200 Page Mill Road, Building 3, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020	10-Q	001-38682	10.1	8/10/2020

10.19	Lease Agreement for 1250 Page Mill Road, Building 4, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020	10-Q	001-38682	10.2	8/10/2020

10.20	Underwriting Agreement, dated as of November 17, 2020, by and among Kodiak Sciences Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Jefferies LLC and Evercore Group L.L.C.	8-K	001-38682	1.1	11/18/2020

10.21	Letter Agreement, dated July 22, 2021	8-K	001-38682	10.1	7/23/2021

10.22	2021 Long-Term Performance Incentive Plan	10-Q	001-38682	10.1	11/9/2021

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK SCIENCES INC.

Date: March 1, 2022	By:	/s/ Victor Perlroth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Victor Perlroth	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
Victor Perlroth, M.D.

/s/ John Borgeson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
John Borgeson

/s/ Felix J. Baker	Director	March 1, 2022
Felix J. Baker, Ph.D.

/s/ Charles Bancroft	Director	March 1, 2022
Charles Bancroft

/s/ Bassil I. Dahiyat	Director	March 1, 2022
Bassil I. Dahiyat, Ph.D.

/s/ Richard S. Levy	Director	March 1, 2022
Richard S. Levy, M.D.

/s/ Robert A. Profusek	Director	March 1, 2022
Robert A. Profusek, J.D.

/s/ Taiyin Yang	Director	March 1, 2022
Taiyin Yang, Ph.D.