Form 10-Q
period 2022-03-31
Kodiak Sciences Inc.
filed 2022-05-10
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 51,953,631 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to present clinical data across our pivotal trials for the remainder of 2022 and 2023;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$671,727	$731,510
Prepaid expenses and other current assets	10,460	3,301
Total current assets	682,187	734,811
Restricted cash	6,324	6,324
Property and equipment, net	48,892	41,330
Operating lease right-of-use asset	64,914	66,744
Other assets	47,971	55,011
Total assets	$850,288	$904,220
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,074	$12,431
Accrued and other current liabilities	58,277	48,319
Operating lease liability	4,983	3,933
Total current liabilities	76,334	64,683
Operating lease liability, net of current portion	76,415	76,063
Liability related to sale of future royalties	99,956	99,943
Other liabilities	199	211
Total liabilities	252,904	240,900
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at March 31, 2022 and December 31, 2021; 51,939,881 and 51,826,257 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	1,251,305	1,221,532
Accumulated deficit	(653,926)	(558,217)
Total stockholders’ equity	597,384	663,320
Total liabilities and stockholders’ equity	$850,288	$904,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$76,177	$40,337
General and administrative	19,590	10,221
Total operating expenses	95,767	50,558
Loss from operations	(95,767)	(50,558)
Interest income	76	149
Interest expense	(5)	(6)
Other income (expense), net	(13)	(32)
Net loss	$(95,709)	$(50,447)
Net loss per common share, basic and diluted	$(1.83)	$(0.98)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	52,172,918	51,573,909
Other comprehensive income (loss)
Change in unrealized gains related to available-for-sale debt securities, net of tax	—	(35)
Total other comprehensive income (loss)	—	(35)
Comprehensive loss	$(95,709)	$(50,482)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31 2021	51,826,257	$5	$1,221,532	$—	$(558,217)	$663,320
Issuance of common stock upon exercise of stock options	110,043	—	1,678	—	—	1,678
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	3,581	—	—	—	—	—
Stock-based compensation expense	—	—	28,095	—	—	28,095
Net loss	—	—	—	—	(95,709)	(95,709)
Balances at March 31, 2022	51,939,881	$5	$1,251,305	$—	$(653,926)	$597,384

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	51,112,302	$5	$1,151,920	$53	$(291,227)	$860,751
Issuance of common stock upon exercise of stock options	113,559	—	1,483	—	—	1,483
Stock-based compensation expense	—	—	9,925	—	—	9,925
Other comprehensive loss	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(50,447)	(50,447)
Balances at March 31, 2021	51,225,861	$5	$1,163,328	$18	$(341,674)	$821,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(95,709)	$(50,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	298	229
Stock-based compensation	28,095	9,925
Amortization (accretion) of premium (discount) on marketable securities	—	19
Amortization of operating lease right-of-use asset	1,904	1,958
Amortization of issuance costs	13	13
Changes in assets and liabilities:
Prepaid expenses and other current assets	(7,159)	119
Other assets	7,869	603
Accounts payable	6,505	(165)
Accrued and other current liabilities	13,696	3,205
Operating lease liability	1,328	(84)
Net cash used in operating activities	(43,160)	(34,625)
Cash flows from investing activities
Purchase of property and equipment	(17,460)	(1,237)
Deposits on property and equipment	(829)	(5,545)
Maturities of marketable securities	—	16,000
Net cash provided by (used in) investing activities	(18,289)	9,218
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	1,678	1,483
Principal payments of tenant improvement allowance payable	(12)	(11)
Net cash provided by financing activities	1,666	1,472
Net increase (decrease) in cash, cash equivalents and restricted cash	(59,783)	(23,935)
Cash, cash equivalents and restricted cash, at beginning of period	737,834	950,720
Cash, cash equivalents and restricted cash, at end of period	$678,051	$926,785
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$671,727	$920,461
Restricted cash	6,324	6,324
Cash, cash equivalents and restricted cash in consolidated balance sheets	$678,051	$926,785

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$74	$335
Purchase of property and equipment under accounts payable and accruals	$11,488	$1,966

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

Liquidity

As of March 31, 2022, the Company had cash and cash equivalents of $671.7 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash and cash equivalents will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Form 10-Q.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim periods. The condensed consolidated financial statements, in the opinion of management, include all normal and recurring adjustments necessary to state fairly the Company's financial position and results of operations for the reported periods.

These condensed consolidated financial statements have been prepared on a basis substantially consistent with, and should be read in conjunction with the audited financial statements for the year ended December 31, 2021 and notes thereto, the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted from this report. The results of operations for any interim period are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2022, respectively, are consistent with those discussed in Note 2 to the consolidated financial statements in

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as noted within the “Recent Accounting Pronouncements – Recently Adopted Accounting Pronouncements” section.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB, under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the three months ended March 31, 2022 that are of significance to the Company.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued clinical trial and related costs	$30,263	$21,776
Accrued research and development	9,522	6,041
Accrued leasehold improvements	9,329	13,021
Accrued salaries and benefits	7,331	6,187
Accrued legal fees	394	403
Accrued professional fees	232	176
Accrued other liabilities	1,206	715
Total accrued and other current liabilities	$58,277	$48,319

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$639,691	$—	$—	$639,691
Total	$639,691	$—	$—	$639,691

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$706,703	$—	$—	$706,703
Total	$706,703	$—	$—	$706,703

As of March 31, 2022 and December 31, 2021, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

5. Marketable Securities

The Company had no marketable securities at March 31, 2022 and December 31, 2021.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In April 2021, the agreement was amended to provide for higher annual manufacturing capacity. The Company expanded and finalized the design and scope of the bioconjugate manufacturing facility with a revised estimated capital contribution of approximately 75.0 million Swiss Francs of which the Company has paid 35.0 million Swiss Francs of the capital contribution, equivalent to $38.7 million U.S. Dollars, which is recorded in other assets on the consolidated balance sheet as of March 31, 2022. Over the period from 2022 through 2029, manufacturing payments totaling approximately 150.0 million Swiss Francs may be incurred for potential commercial supply of KSI-301 drug substance.

The Company concluded that this agreement contains an embedded lease as the custom-built manufacturing suite will be dedicated for the Company’s use. As of March 31, 2022, the Company did not have control of this manufacturing space and therefore, did not record a right-of-use asset and corresponding lease liability.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Stock-Based Compensation

In January 2022 and 2021, the number of shares of common stock available for issuance under the 2018 Equity Incentive Plan (the "2018 Plan") was increased by approximately 2.1 million and 2.0 million shares, respectively, as a result of the automatic increase provision in the 2018 Plan.

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”), 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	14,523,917	$61.68	8.60	$335,440
Granted	79,500	$42.69
Exercised	(110,043)	$15.24
Forfeited or canceled	(164,412)	$82.00
Outstanding at March 31, 2022	14,328,962	$61.70	8.36	$6,571

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan and 2015 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	363,930	$72.75
Granted	24,550	43.56
Vested	(3,581)	120.86
Canceled	(11,563)	65.06
Unvested at March 31, 2022	373,336	$70.61

Performance-Based Awards

The Company did not grant any performance-based equity awards during the three months ended March 31, 2022.

In February 2021, the Company granted 190,831 performance-based stock options ("2021 Feb PSO"). Upon the achievement of the specific clinical development milestone for the 2021 Feb PSO, 25% of the 2021 Feb PSO vested during the first quarter of 2022. The remaining awards will continue to vest in 36 successive equal monthly installments after the performance criteria was achieved.

Stock-Based Compensation Expense

Stock-based compensation for options, restricted shares, and ESPP is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$15,975	$5,399
General and administrative	12,120	4,526
Total stock-based compensation	$28,095	$9,925

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of March 31,
	2022	2021
Outstanding stock options	14,328,962	6,999,615
Unvested restricted shares	373,336	369,895
Total	14,702,298	7,369,510

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report and with our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 1, 2022. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled “Part II, Item 1A — Risk Factors” and elsewhere in this report.

Overview

Since its founding in 2009, Kodiak Sciences Inc. (“Kodiak,” the “Company,” “we” or “our”) has developed a new technology platform for retinal medicines. Our goal is to prevent and treat the major causes of blindness by developing and commercializing next-generation therapeutics for chronic, high-prevalence retinal diseases.

Kodiak’s lead product candidate, KSI-301, is being investigated in five registrational clinical trials. The comprehensive clinical program targets high prevalence anti-vascular endothelial growth factor (“anti-VEGF”) dependent retinal diseases with clinical trials designed as a package to support a broad product label, which we hope will include the key diseases and the longest dosing intervals. KSI-301 is being developed to become a differentiated, long-interval therapy for use in many patients who may benefit from anti-VEGF therapy. At the same time, Kodiak is investing in commercial scale manufacturing. We aim to provide a pre-filled syringe early in commercialization, and are working actively towards this goal. We believe combining these ambitious clinical and manufacturing efforts sets the stage for potential market share capture when and if KSI-301 is approved.

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

While engaged in these research and development efforts, we believe we have demonstrated a disciplined and creative approach to building and financing the company. As of March 31, 2022, we had $671.7 million in cash and cash equivalents.

Our objective is to develop our retina-focused product candidates, seek FDA and worldwide health authority marketing authorization approvals, and ultimately commercialize our product candidates.

Following from these efforts, we believe Kodiak has the potential to achieve our ambition of becoming a significant incumbent retinal development and commercialization franchise on a global basis.

Recent Updates

KSI-301 Clinical Program Highlights

As part of the learnings from our initial Phase 2b/3 study in wet AMD, we are implementing changes to our ongoing Phase 3 studies of KSI-301 that we believe will mitigate a similar risk of undertreatment in high-need patients and improve the probability of success of these studies. We have five Phase 3 studies of KSI-301 ongoing, namely BEACON in retinal vein occlusion (“RVO”), paired studies GLEAM and GLIMMER in diabetic macular edema (“DME”), short-interval study DAYLIGHT in wet AMD, and GLOW in non-proliferative diabetic retinopathy without DME (“NPDR” without DME). If successful, we intend to include data from the BEACON, GLEAM, GLIMMER and DAYLIGHT studies in a single initial BLA and would seek labeling at launch that is supportive of a range of indications and dosing intervals. If successful, we may include the results of the GLOW study in a supplemental BLA following our planned initial BLA submission.

BEACON – Phase 3 Study in Patients with Treatment-Naïve Retinal Vein Occlusion (RVO)

The Phase 3 BEACON study is a global, multi-center, randomized study designed to evaluate the durability, efficacy and safety of KSI-301 in patients with treatment-naïve macular edema due to retinal vein occlusion, including both branch and central subtypes. Patients are randomized 1:1 to a KSI-301 arm or an aflibercept arm. In the first six months, the KSI-301 arm is treated with a proactive, fixed regimen which includes two monthly loading doses and then every 8-week treatment (including treatment four weeks prior to the 24-week primary endpoint). In the first six months, the aflibercept arm is treated with a fixed monthly regimen, per its label. In the second six months, patients in both groups will receive treatment on an individualized basis per protocol-specified criteria. Following this, patients can continue to receive KSI-301 for an additional six months on an individualized basis. The study completed enrollment of over 550 patients worldwide in the fourth quarter of 2021. The primary endpoint is at six months, and patients will be treated and followed for 18 months. The current BEACON study design will remain unchanged and compares four doses of KSI-301 versus six doses of aflibercept over the 6-month duration to the primary endpoint. The last patient visit for the 24-week primary endpoint is expected in June 2022, and we expect to announce top-line data in August 2022. If successful, data from the BEACON study are intended to serve as the basis for approval in RVO.

GLEAM / GLIMMER – Paired Phase 3 Studies in Patients with Treatment-Naïve Diabetic Macular Edema (DME)

The Phase 3 GLEAM and GLIMMER studies are global, multi-center, randomized pivotal studies designed to evaluate the durability, efficacy and safety of KSI-301 in patients with treatment-naïve diabetic macular edema. In each study, patients are randomized 1:1 to receive either KSI-301 or aflibercept. The KSI-301 arm is treated with a proactive, individualized dosing regimen of every 8-, 12-, 16-, 20- or 24 weeks (utilizing tight dynamic retreatment criteria) after three loading doses. The aflibercept arm is treated with a fixed dosing regimen of every 8-weeks after five monthly loading doses, per its label. Both studies completed enrollment of approximately 450 patients each worldwide in the first quarter of 2022. We have modified the study protocols to decrease the risk of undertreatment in high need patients by 1) triggering retreatment earlier in disease reactivation; 2) triggering retreatment in the presence of persistent disease; 3) removing subjectivity in the application of the criteria. We are also extending the primary endpoint by twelve weeks to allow two full cycles of every 24-week dosing for patients receiving KSI-301, so that the durability, efficacy, and safety of the longer dosing intervals can be more fully evaluated. The primary endpoint for both studies is the average of weeks 60 and 64, and patients will be treated and followed for a total of two years. We expect to announce top-line data in mid-2023. If successful, we expect that data from our GLEAM and GLIMMER studies will serve as the primary basis for approval of KSI-301 in our anticipated BLA submission.

DAYLIGHT – Phase 3 Study in Patients with Treatment-Naïve Wet AMD

The Phase 3 DAYLIGHT study is a global, multi-center, randomized pivotal study designed to evaluate the efficacy and safety of high-frequency KSI-301 in patients with treatment-naïve wet AMD. Patients are randomized to receive either KSI-301 on a monthly dosing regimen or to receive standard-of-care aflibercept on a fixed dosing regimen of every 8-weeks after three monthly loading doses per its label. The DAYLIGHT study is intended to clarify the efficacy of KSI-301 to treat high need patients with wet AMD and, if successful, is intended to serve as the basis for approval in wet AMD with monthly dosing. Consistent with this intent to serve as a registrational study worldwide, we are extending the length of this study by eight weeks to 48 weeks, with the primary endpoint, mean change in Best Corrected Visual Acuity (“BCVA”) from baseline, measured at the average of weeks 40, 44 and 48. DAYLIGHT has completed enrollment of approximately 550 patients worldwide, and we expect to announce top-line data in mid-2023.

GLOW – Phase 3 Study in Patients with Non-Proliferative Diabetic Retinopathy without DME

The Phase 3 GLOW study is a global, multi-center, randomized pivotal study designed to evaluate the efficacy and safety of KSI-301 in patients with treatment-naïve, moderately severe to severe non-proliferative diabetic retinopathy (“NPDR”). Patients are randomized to receive either KSI-301 on a once every six-month dosing regimen after three initiating doses or to receive sham injections. The primary endpoint is at one year and patients will be treated and followed for two years. Outcomes include changes in diabetic retinopathy severity, measured on a standardized photographic grading scale, and the rate of development of sight-threatening complications due to diabetic retinopathy. We randomized the first patients into GLOW in September 2021 and expect to complete enrollment of approximately 240 patients worldwide in 2022. We believe KSI-301 has the potential to be a longest-interval therapeutic option for patients with diabetic retinopathy. If successful, we intend to include the results of the GLOW study in a supplemental BLA following our planned initial BLA submission.

China Clinical Development Activities

In March 2021, our investigational new drug (“IND”) application for KSI-301 in RVO and DME were approved by China’s National Medicinal Products Administration (“NMPA”). These approvals allow Kodiak to enroll patients from China into the BEACON and GLIMMER Phase 3 pivotal studies. Since early 2022, parts of China and the city of Shanghai in particular have been experiencing a surge in Covid-19 infections and resultant lockdowns which has negatively impacted our trial recruitment, clinical operations and other China-focused activities. Given these risks, we have decided to pause our clinical development activities in China at this time.

KSI-301 Manufacturing

In August 2020, we and our wholly-owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of drug substance for KSI-301. The manufacturing agreement has an initial term of eight years, and the Company has the right to extend the term up to a total of 16 years. The Company and Lonza each has the ability to terminate this agreement upon the occurrence of certain conditions. We planned a custom-built bioconjugation facility with Lonza dedicated to the manufacture of Kodiak’s drug substance. In March 2022, we achieved mechanical completion of this facility in partnership with Lonza.

Pipeline Progression

We continued progressing pipeline product candidates developed from our ABC Platform, including KSI-501 and KSI-601. KSI-501 is a recombinant, mammalian cell expressed dual inhibitor antibody biopolymer conjugate, targeting both VEGF (VEGF-trap) and IL-6 (anti-IL-6-antibody) for the treatment of retinal diseases. We are progressing the bioconjugate cGMP manufacturing, non-clinical toxicology and other supporting activities towards expected IND submission in the second half of 2022.

KSI-601 is a triplet inhibitor for dry AMD. In this approach, a bispecific antibody is conjugated to a phosphorylcholine biopolymer variant that is embedded with hundreds of copies of a small-molecule drug. As a result, multiple disease-related biologies - both intracellular and extracellular - can be targeted with a single medicine. We believe this approach may be of particular relevance for common vision-threatening diseases with multifactorial pathophysiology, such as dry AMD and glaucoma.

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

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents.

Other Income (Expense), Net

Other income (expense), net consists primarily of tax provisions and amortized issuance costs from the liability related to the future sale of royalties to BBA in 2019.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses
Research and development	$76,177	$40,337	$35,840
General and administrative	19,590	10,221	9,369
Loss from operations	(95,767)	(50,558)	(45,209)
Interest income	76	149	(73)
Interest expense	(5)	(6)	1
Other income (expense), net	(13)	(32)	19
Net loss	$(95,709)	$(50,447)	$(45,262)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended March 31,
	2022	2021	Change
KSI-301 program expenses	$40,677	$23,486	$17,191
KSI-501 program expenses	1,405	1,665	(260)
ABC Platform and other program expenses	8,417	2,076	6,341
Payroll and personnel expenses	21,190	9,613	11,577
Facilities and other research and development expenses	4,488	3,497	991
Total research and development expenses	$76,177	$40,337	$35,840

KSI-301 program expenses increased $17.2 million during the three months ended March 31, 2022 as compared to 2021. The increase was primarily due to clinical trial costs to support ongoing trials, as well as manufacturing progress for KSI-301. In June 2021, we randomized the first patients into an additional Phase 3 study in wet AMD (DAYLIGHT). We initiated enrollment of our pivotal Phase 3 clinical study in RVO (BEACON) in the third quarter of 2020 and completed enrollment in the fourth quarter of 2021. Two pivotal Phase 3 clinical studies in DME (GLEAM and GLIMMER) began enrollment in the third quarter of 2020 and completed enrollment in the first quarter of 2022. Additionally, we randomized the first patients into a Phase 3 clinical study in NPDR without DME (GLOW) in September 2021.

ABC Platform and other program expenses increased $6.3 million during the three months ended March 31, 2022, as compared to 2021, primarily due to increased raw material purchases to support future research and development effort for our pipeline.

Payroll and personnel expenses increased $11.6 million during the three months ended March 31, 2022 as compared to 2021, primarily driven by increased stock-based compensation expense. We recorded an incremental stock-based compensation expense of $9.4 million in the first quarter of 2022 relating to the Kodiak 2021 Long-Term Performance Incentive Plan (“LTPIP”), which was approved by stockholders in the fourth quarter of 2021.

Facilities and other research and development expenses increased $1.0 million during the three months ended March 31, 2022, as compared to 2021, primarily due to expansion of our Palo Alto and Switzerland research facilities and incremental research efforts on our pipeline.

General and Administrative Expenses

General and administrative expenses increased $9.4 million during the three months ended March 31, 2022, as compared to 2021, primarily driven by increased stock-based compensation expense. We recorded an incremental stock-based compensation expense of $6.6 million in the first quarter of 2022 relating to the LTPIP.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes, warrants and the sale of royalties. As of March 31, 2022, we had cash and cash equivalents of $671.7 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2022, we had a net loss of $95.7 million and we expect to continue to incur additional losses in future periods. As of March 31, 2022, we had an accumulated deficit of $653.9 million. The Company believes that the cash and cash equivalents will be sufficient to meet the anticipated operating and capital expenditure requirements at least 12 months following the date of this Form 10-Q.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(43,160)	$(34,625)
Investing activities	(18,289)	9,218
Financing activities	1,666	1,472
Net increase (decrease) in cash, cash equivalents and restricted cash	$(59,783)	$(23,935)

Cash Flows from Operating Activities

Net cash used in operating activities was $43.2 million for the three months ended March 31, 2022, primarily attributable to a net loss during this period due to increased payroll and personnel expenses and manufacturing and clinical trial costs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $18.3 million for the three months ended March 31, 2022, primarily related to purchases of and deposits related to property and equipment during the quarter.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2022, primarily due to the proceeds from stock option exercises.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022. There have been no material changes in our contractual obligations and commitments since December 31, 2021, except as otherwise described in Note 6 to our unaudited condensed consolidated financial statements included in this report.

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2022, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. As of the date of this report, there are no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including the section of this report titled “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed financial statements and notes thereto. The occurrence of any events described in the following risk factors and the risks described elsewhere in this report could harm our business, operating results, financial condition, and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements that we have made in this report and those may make from time to time. You should consider all of the risk factors described when evaluating our business.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition. For example, the safety profile we have observed in the Phase 1a/1b study of KSI-301 and in the recently completed Phase 2b/3 clinical trial evaluating the efficacy, durability and safety of KSI-301 in treatment-naïve subjects with neovascular wet AMD may not be representative of the safety profile in additional studies. We may still observe significant safety events that may negatively impact the KSI-301 program and the ABC platform. A safety database through pivotal studies of approximately 1,500 patients, a safety profile for KSI-301 in line with today’s standard of care agents may not be sustained when administered to 100,000s of patients at varying dose intervals if approved.

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

The first Lucentis biosimilar was approved this year in the United States, and its approval may impact market dynamics and payor policies negatively for KSI-301. Roche’s product candidate, Vabysmo (faricimab) received FDA approval for the treatment of wet AMD and DME in January 2022 and is currently enrolling pivotal studies in RVO. We believe faricimab’s clinical profile together with physician enthusiasm for a new branded anti-VEGF will make it an important product in the marketplace. Even if KSI-301 presents a compelling clinical profile, we may not be able to market our product candidates as effectively as our competitors. For example, entrenched franchises may seek to impede adoption of KSI-301 through significant discounts or rebates.

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

Manufacturing our product candidates involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells, and harvesting and purifying the biologic produced by them. These processes require specialized facilities, highly specific raw materials and other production constraints. As a result, the cost to manufacture a biologic is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Because of the complex nature of our products, we need to oversee the manufacture of multiple components that require a diverse knowledge base and specialized personnel. Commercial manufacturing scale-up timelines may be negatively affected by material shortages, construction delays and supply chain challenges due to, among other factors, global supply chain shortages due to COVID-19, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, or other reasons.

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
•
the availability of capital.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN Model, on December 27, 2021, CMS published a final rule that rescinded MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
•
the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistant and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of sales; and other adverse business consequences

In the ordinary course of business, we may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to a variety of provincial, state, national, and foreign laws and regulations, as well as policies, contracts and other obligations that apply to the processing of sensitive information. Data privacy and security laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California legislature enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California residents, and honor their requests to access, delete and opt-out of certain sharing of their personal data. The CCPA provides for civil penalties for violations (up to $7,500 per violation) and a private right of action for certain data breaches. In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. While certain clinical trial activities are exempt from the CCPA’s and the CPRA’s requirements, other personal data that we handle may be subject to the CCPA and the CPRA, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which become effective in 2023.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

The GDPR, CCPA and many other laws and regulations relating to data privacy and security are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. We are working to comply with the data privacy and security laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. It is possible that the GDPR, CCPA or other laws and regulations relating to data privacy and security may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.

Our actual or perceived failure to adequately comply with applicable laws, regulations, policies, contracts and other obligations relating to data privacy and security, or to protect personal data and other data we process or maintain, could result in regulatory fines and bans on processing personal data, investigations and enforcement actions, penalties and other liabilities, interruptions to our development process, claims for damages by affected individuals, and damage to our reputation, any of which could materially affect our business, financial condition, results of operations and growth prospects.

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

As of March 31, 2022, we had 101 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

In the ordinary course of our business, we process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data collected about trial participants in connection with clinical trials, and sensitive third-party data. We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants, and other third parties on which we depend to operate our business, may be vulnerable to these threats. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. During times of war and other major conflicts, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us.

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

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. Although to our knowledge, we have not experienced a material system failure or security incident to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business.

While we have developed systems and processes designed to protect the integrity, confidentiality and security of the sensitive information under our control, we cannot assure you that our security measures or those of the third parties we depend on will be effective in preventing security incidents. There are many different and rapidly evolving cybercrime and hacking techniques, and we may be unable to anticipate attempted security incidents, identify them before our information is exploited, or react in a timely manner. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Additionally, applicable data protection requirements, including, without limitation, laws, regulations, guidance as well as our internal and external policies and our contractual obligations, may require us to notify relevant stakeholders of security incidents, including affected individuals, partners, collaborators, regulators, law enforcement agencies, and others. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to litigation or other liability, fines, harm to our reputation, significant costs, or other materially adverse effects. Any limitations or exclusions of liability in our contracts may not be enforceable or adequate or protect us from liability or damages.

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
•
potential liability under the FCPA or comparable foreign laws; and

•
business interruptions resulting from geo-political actions, including war (including the current Russia-Ukraine conflict) and terrorism or natural disasters.

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

Other international and geo-political events could also have an adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, or otherwise adversely affect our business, financial condition, and results of operations.

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

As of December 31, 2021, the Company had $57.5 million of federal and $395.4 million of state net operating loss, or NOLs, that may be available to offset future taxable income. A portion of the federal NOL carryforwards begin to expire in 2035 and the state NOL carryforwards begin to expire in 2035, if not utilized. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may have experienced such ownership changes in the past, and we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

U.S. federal tax legislation enacted in 2017, informally titled The Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. Federal NOLs arising in tax years beginning after December 31, 2017 are permitted to be carried forward indefinitely, but carryback of such NOLs is generally permitted to the prior five taxable years only for NOLs arising in taxable years beginning before 2021. In addition, under the Tax Act, as modified by the CARES Act, the deductibility of federal NOLs incurred in taxable years beginning after December 31, 2017 is limited in taxable years beginning after December 31, 2020. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. The new limitations on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

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

We have incurred net losses in each reporting period since our inception, including net losses of $95.7 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $653.9 million.

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

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us or at all. For example, the ongoing COVID-19 pandemic has significantly disrupted world financial markets, negatively impacted US market conditions, increased the volatility of trading prices for biopharmaceutical companies, and may reduce opportunities for us to seek out additional funding when needed. Similarly, the current Russia-Ukraine conflict has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain. We currently have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations and cause the price of our common stock to decline.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2020 to December 31, 2021 ranged from a low of $77.20 to a high of $164.47 and from January 1, 2022 to April 29, 2022 ranged from a low of $5.84 to a high of $89.45. As a result, you may not be able to sell your common stock at or above the price that you paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

•
general economic, industry, and market conditions, including fluctuations attributable to the ongoing COVID-19 pandemic, the recent Russian invasion of Ukraine as well as continued and any new sanctions against Russia by, among others, the United States and the European Union, which restrict a wide range of trade and financial dealings with Russia and Russia parties, and other unforeseeable circumstances; and
•
the other factors described in this “Risk Factors” section.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Kodiak Sciences Inc.	10-Q	001-38682	3.1	11/16/2018

3.2	Amended and Restated Bylaws of Kodiak Sciences Inc.	10-Q	001-38682	3.2	11/16/2018

4.1	Form of Common Stock Certificate	S-1/A	333-227237	4.1	9/24/2018

4.2	Form of Class B Share Warrant	S-1	333-227237	4.5	9/7/2018

4.3	Registration Rights Agreement, dated March 1, 2021, by and among the registrant and the investors named therein	10-K	001-38682	4.7	3/1/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

KODIAK SCIENCES INC.

Date: May 10, 2022	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)