Form 10-Q
period 2022-06-30
Kodiak Sciences Inc.
filed 2022-08-09
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 52,040,246 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the portfolio of clinical trials planned for submission in our Biologics License Application, or BLA, of tarcocimab tedromer (formerly KSI-301, also known as tarcocimab);
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
•
the timing or likelihood of regulatory filings and approvals, including the potential to achieve FDA approval of tarcocimab in wet AMD, DME, RVO and DR;
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
•
Our prospects are heavily dependent on our tarcocimab product candidate, which is currently in clinical development for multiple indications.
•
A failure of tarcocimab in clinical development may require us to discontinue development of other product candidates based on our ABC Platform.
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
•
The topline results from our Phase 2b/3 pivotal study of tarcocimab in wet AMD and from our Phase 3 pivotal study BEACON in RVO may lead to further study design modifications in our other ongoing pivotal studies and may impact the timeline of completion and likelihood of success of these pivotal studies.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$172,692	$731,510
Marketable securities	425,184	—
Prepaid expenses and other current assets	6,493	3,301
Total current assets	604,369	734,811
Restricted cash	6,324	6,324
Property and equipment, net	54,575	41,330
Operating lease right-of-use asset	63,076	66,744
Other assets	53,561	55,011
Total assets	$781,905	$904,220
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,631	$12,431
Accrued and other current liabilities	43,158	48,319
Operating lease liability	6,044	3,933
Total current liabilities	69,833	64,683
Operating lease liability, net of current portion	80,985	76,063
Liability related to sale of future royalties	99,969	99,943
Other liabilities	187	211
Total liabilities	250,974	240,900
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at June 30, 2022 and December 31, 2021; 52,024,621 and 51,826,257 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	1,277,349	1,221,532
Accumulated other comprehensive income	(1,869)	—
Accumulated deficit	(744,554)	(558,217)
Total stockholders’ equity	530,931	663,320
Total liabilities and stockholders’ equity	$781,905	$904,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$73,744	$45,404	$149,921	$85,741
General and administrative	18,324	10,505	37,914	20,726
Total operating expenses	92,068	55,909	187,835	106,467
Loss from operations	(92,068)	(55,909)	(187,835)	(106,467)
Interest income	1,135	81	1,211	230
Interest expense	(5)	(5)	(10)	(11)
Other income (expense), net	310	(19)	297	(51)
Net loss	$(90,628)	$(55,852)	$(186,337)	$(106,299)
Net loss per common share, basic and diluted	$(1.74)	$(1.08)	$(3.57)	$(2.06)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	52,218,773	51,573,894	52,195,972	51,644,946
Other comprehensive income (loss)
Change in unrealized losses related to available-for-sale debt securities, net of tax	(1,869)	(18)	(1,869)	(53)
Total other comprehensive income (loss)	(1,869)	(18)	(1,869)	(53)
Comprehensive loss	$(92,497)	$(55,870)	$(188,206)	$(106,352)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31 2021	51,826,257	$5	$1,221,532	$—	$(558,217)	$663,320
Issuance of common stock upon exercise of stock options	110,043	—	1,678	—	—	1,678
Issuance of common stock upon vesting of restricted stock units	3,581	—	—	—	—	—
Stock-based compensation expense	—	—	28,095	—	—	28,095
Net loss	—	—	—	—	(95,709)	(95,709)
Balances at March 31, 2022	51,939,881	5	1,251,305	—	(653,926)	597,384
Issuance of common stock upon exercise of stock options	320	—	2	—	—	2
Issuance of common stock upon vesting of restricted stock units	74,148	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plans	10,272	—	64	—	—	64
Stock-based compensation expense	—	—	25,978	—	—	25,978
Other comprehensive loss	—	—	—	(1,869)	—	(1,869)
Net loss	—	—	—	—	(90,628)	(90,628)
Balances at June 30, 2022	52,024,621	$5	$1,277,349	$(1,869)	$(744,554)	$530,931

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	51,112,302	$5	$1,151,920	$53	$(291,227)	$860,751
Issuance of common stock upon exercise of stock options	113,559	—	1,483	—	—	1,483
Stock-based compensation expense	—	—	9,925	—	—	9,925
Other comprehensive loss	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(50,447)	(50,447)
Balances at March 31, 2021	51,225,861	5	1,163,328	18	(341,674)	821,677
Issuance of common stock upon exercise of stock options	131,276	—	2,228	—	—	2,228
Issuance of common stock upon vesting of restricted stock units	72,976	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plans	4,295	—	305	—	—	305
Stock-based compensation expense	—	—	11,087	—	—	11,087
Other comprehensive loss	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(55,852)	(55,852)
Balances at June 30, 2021	51,434,408	$5	$1,176,948	$—	$(397,526)	$779,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(186,337)	$(106,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,075	466
Stock-based compensation	54,073	21,012
Amortization (accretion) of premium (discount) on marketable securities	(314)	25
Amortization of operating lease right-of-use asset	3,742	3,897
Amortization of issuance costs	26	26
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,165)	(431)
Other assets	10,235	(35)
Accounts payable	12,864	(5,753)
Accrued and other current liabilities	1,545	15,459
Operating lease liability	6,959	347
Net cash used in operating activities	(98,297)	(71,286)
Cash flows from investing activities
Purchase of property and equipment	(25,690)	(3,772)
Deposits on property and equipment	(8,785)	(16,962)
Purchase of marketable securities	(427,766)	—
Maturities of marketable securities	—	24,500
Net cash provided by (used in) investing activities	(462,241)	3,766
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	1,680	3,711
Proceeds from issuance of common stock pursuant to employee stock purchase plans	64	305
Principal payments of tenant improvement allowance payable	(24)	(22)
Net cash provided by financing activities	1,720	3,994
Net increase (decrease) in cash, cash equivalents and restricted cash	(558,818)	(63,526)
Cash, cash equivalents and restricted cash, at beginning of period	737,834	950,720
Cash, cash equivalents and restricted cash, at end of period	$179,016	$887,194
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$172,692	$880,870
Restricted cash	6,324	6,324
Cash, cash equivalents and restricted cash in consolidated balance sheets	$179,016	$887,194

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$74	$498
Purchase of property and equipment under accounts payable and accruals	$9,718	$1,821

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

Liquidity

As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $597.9 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash, cash equivalents and marketable securities will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Quarterly Report on Form 10-Q.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared a pandemic due to the global COVID-19 outbreak. The significant uncertainties caused by the ongoing COVID-19 pandemic may negatively impact the Company’s operations, liquidity, and capital resources and will depend on certain evolving developments, including the duration and spread of the outbreak, regulatory and private sector responses and the impact on employees and vendors including supply chain and clinical partners, all of which are uncertain and cannot be predicted. During this pandemic, the Company continues to work closely with clinical sites towards maximal patient safety and the lowest number of missed visits and study discontinuations. The Company has taken and continues to take proactive measures to maintain the integrity of its ongoing clinical studies. Despite these efforts, the ongoing COVID-19 pandemic could significantly impact clinical trial enrollment and completion of its clinical studies. As global economic conditions recover from the COVID-19 pandemic, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that COVID-19 could have on the Company's business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. The Company will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, the Company’s product candidates, and begin to commercialize any approved products.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2022, respectively, are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as noted below with respect to the Company's property and equipment and as noted within the “Recent Accounting Pronouncements” section.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation for acquired assets. Construction in progress reflects amounts incurred for construction or improvements of property or equipment that have not been placed in service. Construction in progress is transferred to specific property and equipment and depreciation commences when these assets are ready for their intended use. Depreciation is computed using the straight-line method over the estimated useful lives of assets, which is generally four years for laboratory equipment, three years for computer equipment and office equipment, five years for computer software and five to seven years for furniture and fixtures. Leasehold improvements are stated at cost and amortized over the shorter of the useful life of the assets or the length of the lease. Upon sale or retirement of assets, the costs and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB"), under its Accounting Standards Codification ("ASC") or other standard setting bodies, and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the three and six months ended June 30, 2022 that are of significance to the Company.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued clinical trial and related costs	$18,175	$21,776
Accrued manufacturing and research & development costs	12,185	6,041
Accrued leasehold improvements	5,271	13,021
Accrued salaries and benefits	3,906	6,187
Accrued legal fees	573	403
Accrued professional fees	87	176
Accrued other liabilities	2,961	715
Total accrued and other current liabilities	$43,158	$48,319

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$121,277	$—	$—	$121,277
U.S. treasury securities	—	32,977	—	32,977
Marketable securities:
U.S. treasury securities	—	425,184	—	425,184
Total	$121,277	$458,161	$—	$579,438

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$706,703	$—	$—	$706,703
Total	$706,703	$—	$—	$706,703

As of June 30, 2022 and December 31, 2021, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

5. Marketable Securities

The marketable securities are classified as available-for-sale. The fair value measurement data for marketable securities is obtained from independent pricing services. The Company validates the prices provided by the third-party pricing services by understanding the valuation methods and data sources used and analyzing the pricing data in certain instances.

The following table presents the Company's marketable securities by major security type (in thousands):

As of June 30, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$427,053	$—	$(1,869)	$425,184
Total	$427,053	$—	$(1,869)	$425,184

The Company had no marketable securities at December 31, 2021.

The marketable securities held at June 30, 2022 had effective maturities of less than one year. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the six months ended June 30, 2022, and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss. There were no impairment charges or recoveries recorded during the six months ended June 30, 2022. As of June 30, 2022, the Company had no allowance for credit losses for available-for-sale debt securities.

6. Commitments and Contingencies

Embedded Lease

In August 2020, the Company and its wholly-owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of drug substance for tarcocimab. A custom-built manufacturing facility is planned to be completed and dedicated to the manufacture of the Company’s drug substance. The manufacturing agreement has an initial term of eight years, and the Company has the right to extend the term up to a total of 16 years. The Company and Lonza each have the ability to terminate this agreement upon the occurrence of certain conditions.

In April 2021, the agreement was amended to provide for higher annual manufacturing capacity. The Company expanded and finalized the design and scope of the bioconjugate manufacturing facility with a revised estimated capital contribution of approximately 75.0 million Swiss Francs of which the Company has paid 40.0 million Swiss Francs of the capital contribution, equivalent to $44.1 million U.S. Dollars, which is recorded in other assets on the consolidated balance sheet as of June 30, 2022. Over the period from 2022 through 2029, manufacturing payments totaling approximately 150.0 million Swiss Francs may be incurred for potential commercial supply of tarcocimab drug substance based on the amended agreement.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company concluded that this agreement contains an embedded lease as the custom-built manufacturing suite will be dedicated for the Company’s use. As of June 30, 2022, the Company did not have control of this manufacturing space and therefore, did not record a right-of-use asset and corresponding lease liability.

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

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”), 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	14,523,917	$61.68	8.60	$335,440
Granted	388,820	$14.74
Exercised	(110,363)	$15.22
Forfeited or canceled	(563,036)	$81.32
Outstanding at June 30, 2022	14,239,338	$59.99	8.09	$6,444

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan and 2015 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	363,930	$72.75
Granted	44,250	27.38
Vested	(77,729)	69.50
Canceled	(37,688)	74.65
Unvested at June 30, 2022	292,763	$66.51

Performance-Based Awards

The Company did not grant any performance-based equity awards during the three and six months ended June 30, 2022.

In February 2021, the Company granted 190,831 performance-based stock options ("2021 Feb PSO"). Upon the achievement of the specific clinical development milestone for the 2021 Feb PSO, 25% of the options vested in the first quarter of 2022. The remaining awards will continue to vest in 36 successive equal monthly installments after the performance criteria was achieved.

Stock-Based Compensation Expense

Stock-based compensation for options, restricted shares, and ESPP is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$14,109	$5,770	$30,084	$11,169
General and administrative	11,869	5,317	23,989	9,843
Total stock-based compensation	$25,978	$11,087	$54,073	$21,012

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of June 30,
	2022	2021
Outstanding stock options	14,239,338	6,821,524
Unvested restricted shares	292,763	288,362
Total	14,532,101	7,109,886

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

Kodiak’s lead product candidate, tarcocimab tedromer (formerly KSI-301, also known as tarcocimab), is being investigated in five registrational clinical trials. The comprehensive clinical program targets high prevalence anti-vascular endothelial growth factor (“anti-VEGF”) dependent retinal diseases with clinical trials designed as a package to support a broad product label, which we hope will include the key diseases and the longest dosing intervals. Tarcocimab is being developed to become a differentiated, long-interval therapy for use in many patients who may benefit from anti-VEGF therapy. At the same time, Kodiak is investing in commercial scale manufacturing. We aim to provide a pre-filled syringe early in commercialization and are working actively towards this goal. We believe combining these ambitious clinical and manufacturing efforts sets the stage for potential market share capture when and if tarcocimab is approved.

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

While engaged in these research and development efforts, we believe we have demonstrated a disciplined and creative approach to building and financing the company. As of June 30, 2022, we had $597.9 million in cash, cash equivalents and marketable securities.

Our objective is to develop our retina-focused product candidates, seek FDA and worldwide health authority marketing authorization approvals, and ultimately commercialize our product candidates.

Following from these efforts, we believe Kodiak has the potential to achieve our ambition of becoming a significant incumbent retinal development and commercialization franchise on a global basis.

Recent Updates

Tarcocimab Phase 3 Pivotal Study in Retinal Vein Occlusion (RVO) Topline Readout

We recently announced that our BEACON Phase 3 study of tarcocimab met the primary endpoint of non-inferior change from baseline in visual acuity at week 24 compared to aflibercept in patients with macular edema due to retinal vein occlusion. Tarcocimab also demonstrated robust anatomic responses and a favorable safety profile. After two initial monthly loading doses, tarcocimab was dosed every two months compared to consistent monthly dosing for aflibercept.

The BEACON study is a randomized, double-masked, multicenter, active comparator-controlled Phase 3 clinical trial in treatment naïve patients with vision loss and macular edema due to retinal vein occlusion, including both branch ("BRVO") and central ("CRVO") subtypes. This condition occurs when a branch or central draining vein of the retina becomes blocked, for example due to chronic hypertension, and the retina becomes swollen as a result. The study randomized 568 participants (438 BRVO, 130 CRVO) from 11 countries 1:1 into two treatment arms: tarcocimab tedromer 5 mg on a fixed every-8-week dosing regimen following 2 monthly loading doses and aflibercept 2 mg on a fixed every 4-week dosing regimen per its label.

The primary efficacy endpoint of the study was change in best-corrected visual acuity ("BCVA") score, a measure of the best vision a person can achieve when reading letters on an eye chart, from baseline at week 24. In the first 24 weeks of the study, patients randomized to tarcocimab received a total of 4 doses compared with 6 doses received by patients randomized to aflibercept.

The non-inferiority margin for the comparison to aflibercept at week 24 was established at 4.5 eye chart letters based on pretrial regulatory feedback and precedent. Under the study’s prespecified statistical analysis plan and hierarchical testing strategy for control of type 1 error, non-inferiority of tarcocimab to aflibercept was first demonstrated in patients with branch RVO, with a statistically significant p-value of 0.0004, and then also demonstrated with a statistically significant p-value of 0.0243 in the overall RVO population (branch and central types combined). Tarcocimab tedromer was safe and well tolerated in the study, with no new safety signals identified. A low rate of intraocular inflammation was observed in both groups (1.4% vs 0.4% for tarcocimab and aflibercept, respectively) with no vasculitis or retinal arterial occlusion events reported in any patient.

Tarcocimab Clinical Program Update

We continued advancing our ongoing pivotal studies of tarcocimab, namely our paired Phase 3 studies GLEAM and GLIMMER in diabetic macular edema (“DME”), short-interval Phase 3 study DAYLIGHT in wet AMD, and Phase 3 study GLOW in non-proliferative diabetic retinopathy without DME (“NPDR” without DME).

Looking across our development program for tarcocimab, our paired Phase 3 GLEAM and GLIMMER studies in DME, if successful, are designed to serve as the primary basis for a licensing application and potential regulatory approval of tarcocimab. BEACON serves as the single pivotal study to support approval in macular edema following RVO. Our Phase 3 DAYLIGHT study and our Phase 3 GLOW study, if successful, would contribute data to support approvals in wet AMD and NPDR, respectively. All the studies are fully enrolled and expected to read out topline data within the next twelve months and, if successful, we plan to file a single Biologics License Application ("BLA") with the data across the program.

GLEAM / GLIMMER – Paired Phase 3 Studies in Patients with Treatment-Naïve Diabetic Macular Edema

The Phase 3 GLEAM and GLIMMER studies are global, multi-center, randomized pivotal studies designed to evaluate the durability, efficacy and safety of tarcocimab in patients with treatment-naïve diabetic macular edema. In each study, patients are randomized 1:1 to receive either tarcocimab or aflibercept. The tarcocimab arm is treated with a proactive, individualized dosing regimen of every 8-, 12-, 16-, 20- or 24 weeks (utilizing tight dynamic retreatment criteria) after three loading doses. The aflibercept arm is treated with a fixed dosing regimen of every 8-weeks after five monthly loading doses, per its label. Both studies completed enrollment of approximately 450 patients each worldwide in the first quarter of 2022. The primary endpoint for both studies is the average of weeks 60 and 64, and patients will be treated and followed for a total of two years. We expect to announce topline data in mid-2023. If successful, we expect that data from our GLEAM and GLIMMER studies will serve as the primary basis for approval of tarcocimab in our anticipated BLA submission.

DAYLIGHT – Phase 3 Study in Patients with Treatment-Naïve Wet AMD

The Phase 3 DAYLIGHT study is a global, multi-center, randomized pivotal study designed to evaluate the efficacy and safety of high-frequency tarcocimab in patients with treatment-naïve wet AMD. Patients are randomized to receive either tarcocimab on a monthly dosing regimen or to receive standard-of-care aflibercept on a fixed dosing regimen of every 8-weeks after three monthly loading doses per its label. The primary endpoint is the average of weeks 40, 44 and 48. The DAYLIGHT study is intended to clarify the efficacy of tarcocimab to treat high need patients with wet AMD and, if successful, is intended to serve as the basis for approval in wet AMD with monthly dosing. DAYLIGHT has completed enrollment of approximately 550 patients worldwide and we expect to announce topline data in mid-2023.

BEACON – Phase 3 Study in Patients with Treatment- Naïve Retinal Vein Occlusion

Following our recently announced topline results at week 24, the study has continued on to the second six months with patients in both tarcocimab and aflibercept groups receiving treatment on an individualized basis per protocol-specified criteria. Following this, patients can continue to receive tarcocimab for an additional six months on an individualized basis. We intend to include the primary results at week 24 in our anticipated BLA filing to serve as the basis for potential approval of tarcocimab in RVO.

GLOW – Phase 3 Study in Patients with Non-Proliferative Diabetic Retinopathy without DME

The Phase 3 GLOW study is a global, multi-center, randomized pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab tedromer in approximately 240 patients with treatment-naïve, moderately severe to severe non-proliferative diabetic retinopathy. Patients are randomized to receive either tarcocimab every six months after initiating doses given at baseline, 8 weeks and 20 weeks into the study, or to receive sham injections. The primary endpoint is at one year and patients will be treated and followed for two years. Outcomes include changes in diabetic retinopathy severity, measured on a standardized photographic grading scale, and the rate of development of sight-threatening complications due to diabetic retinopathy. We believe tarcocimab tedromer has the potential to be the longest-interval intravitreal therapeutic option for patients with diabetic retinopathy. GLOW has completed enrollment of approximately 240 patients in August 2022.

DAZZLE – Phase 2b/3 Study in Patients with Treatment-Naïve Wet AMD

Our initial Phase 2b/3 pivotal study was a global, multi-center, randomized pivotal study designed to evaluate the durability, efficacy and safety of tarcocimab in patients with treatment-naïve wet AMD. We announced in February 2022 that this initial pivotal study did not meet its primary efficacy endpoint of non-inferior visual acuity gains for subjects dosed on extended regimens every 12, 16 or 20 weeks with tarcocimab compared to subjects given aflibercept every 8 weeks. Following our announcement, we discontinued the study and are winding down remaining trial associated activities.

Tarcocimab Manufacturing

In August 2020, we and our wholly-owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of drug substance for tarcocimab. The manufacturing agreement has an initial term of eight years, and the Company has the right to extend the term up to a total of 16 years. The Company and Lonza each has the ability to terminate this agreement upon the occurrence of certain conditions. We planned a custom-built bioconjugation facility with Lonza dedicated to the manufacture of Kodiak’s drug substance. In March 2022, we achieved mechanical completion of this facility in partnership with Lonza. In May 2022, we announced the grand opening of this facility together with Lonza.

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

We will continue to monitor the COVID-19 situation closely. As global economic conditions recover from the COVID-19 pandemic, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. The ultimate impact of the ongoing COVID-19 pandemic on our business operations remains uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. See also the section titled “Risk Factors” for additional information on risks and uncertainties related to the evolving COVID-19 pandemic.

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

We are focusing substantially all of our resources and development efforts on the development of our product candidates, in particular tarcocimab. We expect our research and development expenses to increase substantially during the next few years as we conduct our Phase 3 clinical studies, complete our clinical program, pursue regulatory approval of our drug candidates and prepare for a possible commercial launch. Predicting the timing or the final cost to complete our clinical program or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if our drug candidates will receive regulatory approval with any certainty.

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

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting, legal and accounting services associated with maintaining compliance with requirements of the stock exchange listing and SEC, investor relations costs and director and officer insurance premiums associated with being a public company.

Interest Income

Interest income consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of accretion income and amortization expense on marketable securities, tax provisions and amortized issuance costs from the liability related to the future sale of royalties to BBA in 2019.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Operating expenses
Research and development	$73,744	$45,404	$28,340	$149,921	$85,741	$64,180
General and administrative	18,324	10,505	7,819	37,914	20,726	17,188
Loss from operations	(92,068)	(55,909)	(36,159)	(187,835)	(106,467)	(81,368)
Interest income	1,135	81	1,054	1,211	230	981
Interest expense	(5)	(5)	—	(10)	(11)	1
Other income (expense), net	310	(19)	329	297	(51)	348
Net loss	$(90,628)	$(55,852)	$(34,776)	$(186,337)	$(106,299)	$(80,038)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Tarcocimab program expenses	$38,270	$27,700	$10,570	$78,947	$51,186	$27,761
KSI-501 program expenses	3,756	1,741	2,015	5,161	3,406	1,755
ABC Platform and other program expenses	7,404	1,352	6,052	15,821	3,428	12,393
Payroll and personnel expenses	19,137	10,191	8,946	40,327	19,804	20,523
Facilities and other research and development expenses	5,177	4,420	757	9,665	7,917	1,748
Total research and development expenses	$73,744	$45,404	$28,340	$149,921	$85,741	$64,180

Tarcocimab program expenses increased $10.6 million and $27.8 million during the three and six months ended June 30, 2022 as compared to the same periods in 2021. The increase was primarily due to clinical trial costs to support our tarcocimab clinical program, as well as manufacturing progress for tarcocimab. The increase in costs to support our five ongoing Phase 3 pivotal trials, which are now fully enrolled, were partially offset by a decrease in costs stemming from the discontinuation of our Phase 2b/3 study in wet AMD.

KSI-501 program expenses increased $2.0 million and $1.8 million during three and six months ended June 30, 2022 as compared to the same periods in 2021. The increase was primarily driven by manufacturing batches during 2022.

ABC Platform and other program expenses increased $6.1 million and $12.4 million during the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to manufacturing runs to support future research and development effort for our pipeline.

Payroll and personnel expenses increased $8.9 million and $20.5 million during the three and six months ended June 30, 2022 as compared to the same periods in 2021, primarily driven by increased stock-based compensation expense. We recorded stock-based compensation expense of $18.9 million in the six months ended June 30, 2022 relating to the Kodiak 2021 Long-Term Performance Incentive Plan (“LTPIP”).

Facilities and other research and development expenses increased $0.8 million and $1.7 million during the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to expansion of our Palo Alto facilities and incremental research efforts on our pipeline.

General and Administrative Expenses

General and administrative expenses increased $7.8 million and $17.2 million during the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily driven by increased stock-based compensation expense. We recorded stock-based compensation expense of $14.3 million in the six months ended June 30, 2022 relating to the LTPIP.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes, warrants and the sale of royalties. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $597.9 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three and six months ended June 30, 2022, we had a net loss of $90.6 and $186.3 million, respectively, and we expect to continue to incur additional losses in future periods. As of June 30, 2022, we had an accumulated deficit of $744.6 million. We believe that the cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating and capital expenditure requirements at least 12 months following the date of this Quarterly Report on Form 10-Q.

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

The significant uncertainties caused by the evolving effects of the ongoing COVID-19 pandemic, the ongoing conflict in Ukraine, inflation, rising interest rates, lower consumer confidence, ongoing supply chain disruptions, and volatile equity capital markets may also negatively impact our operations and capital resources. We and our key clinical and manufacturing partners have been able to continue to advance our operations, and we continue to monitor the impact of the aforementioned events on our ability to continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. One or more of these events may ultimately have a material adverse effect on our liquidity and operating plans, although we are unable to make any prediction with certainty given the spread and rapidly changing nature of the pandemic and the evolving global actions taken to contain and treat the novel coronavirus.

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. See the section of this report titled “Part II, Item 1A — Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(98,297)	$(71,286)
Investing activities	(462,241)	3,766
Financing activities	1,720	3,994
Net increase (decrease) in cash, cash equivalents and restricted cash	$(558,818)	$(63,526)

Cash Flows from Operating Activities

Net cash used in operating activities was $98.3 million for the six months ended June 30, 2022, primarily attributable to a net loss during this period due to increased payroll and personnel expenses and manufacturing and clinical trial costs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $462.2 million for the six months ended June 30, 2022, primarily related to purchases of marketable securities and purchases of and deposits related to property and equipment during the period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2022, primarily due to the proceeds from stock option exercises.

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

During the six months ended June 30, 2022, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2022, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. As of the date of this report, there are no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including the section of this report titled “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed financial statements and notes thereto. The occurrence of any events described in the following risk factors and the risks described elsewhere in this report could harm our business, operating results, financial condition, and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements that we have made in this report and those may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to, the similarly titled risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K, filed with the SEC on March 1, 2022.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our prospects are heavily dependent on our tarcocimab product candidate, which is currently in clinical development for multiple indications.*

Tarcocimab is our only product candidate currently in clinical trials. It may be years before a registrational-type trial is completed, if at all. Further, we cannot be certain that either tarcocimab or any of our product candidates will be successful in clinical trials.

Our early preclinical and Phase 1/1b clinical trial results for tarcocimab in the respective indications are not necessarily predictive of the results of our ongoing or future discovery programs or any future preclinical or clinical studies. Our ability to demonstrate efficacy, safety and clinical durability in pivotal studies may be affected by the patient populations sampled and the design of our pivotal studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported or unobserved adverse events as more patients are treated with tarcocimab and followed for longer periods of time.

For example, in February 2022, we announced topline results from our randomized, double-masked, active comparator-controlled Phase 2b/3 clinical trial evaluating the efficacy, durability and safety of tarcocimab in treatment-naïve subjects with neovascular wet AMD. The results show that tarcocimab did not meet the primary efficacy endpoint of showing non-inferior visual acuity gains for subjects dosed on extended regimens compared to aflibercept given every eight weeks.

There can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical study protocols and the rate of dropout among clinical study participants. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA approval. If approved, tarcocimab clinical study designs and data are not necessarily predictive of tarcocimab’s final marketed product label. FDA may not approve a label for a particular dosing frequency, even if we believe the data demonstrate support for that dosing.

We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion. While we have certain preclinical programs such as KSI-501 and KSI-601 in development and intend to develop other product candidates, it will take additional investment and time for such programs to reach the same stage of development as tarcocimab.

A failure of tarcocimab in clinical development may require us to discontinue development of other product candidates based on our ABC Platform.*

If tarcocimab fails in development as a result of any underlying problem with our platform, then we may discontinue development of some or all of our product candidates that are based on our ABC Platform. If we discontinue development of tarcocimab, or if tarcocimab were to fail to receive regulatory approval or were to fail to receive regulatory approval in one or more of our four planned key clinical indications or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

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

We may not be successful in our efforts to further develop our ABC Platform and current product candidates in time to meet the current and identified market opportunity. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates is in various stages of development and will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all. Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future clinical studies are inconclusive with respect to the efficacy of our product candidates or if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates.

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
•
failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practices, or GCPs, requirements, or applicable EMA, NMPA or other regulatory guidelines in other countries;
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

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.*

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, NMPA or other comparable foreign regulatory authorities.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition. For example, the safety profile we have observed in the Phase 1a/1b study of tarcocimab, the Phase 2b/3 clinical trial evaluating tarcocimab in treatment-naïve subjects with neovascular wet AMD, and the Phase 3 clinical trial evaluating tarcocimab in treatment-naïve subjects with retinal vein occlusion may not be representative of the safety profile in additional studies. We may still observe significant safety events that may negatively impact the tarcocimab program and the ABC platform. A safety database through pivotal studies of approximately 1,500 patients, a safety profile for tarcocimab in line with today’s standard of care agents may not be sustained when administered to 100,000s of patients at varying dose intervals if approved.

Our most advanced product candidate, tarcocimab, is an anti-VEGF biologic that we are studying in wet AMD, DME/DR and RVO. There are some potential side effects associated with intravitreal anti-VEGF therapies such as intraocular hemorrhage, intraocular pressure elevation, retinal detachment, inflammation, vasculitis, artery occlusion or infection inside the eye and over-inhibition of VEGF, as well as the potential for potential systemic side effects such as heart attack, stroke, wound healing problems, and high blood pressure.

Recent trends in the development of anti-VEGF therapies have favored increased molar dosages, as compared to currently marketed treatments. To date these heightened dosages have not exhibited a safety profile significantly worse than that of current treatments, as attributable to molar dose. However, anti-VEGF product candidates featuring higher molar dosages, including tarcocimab, may heighten the risk of adverse effects associated with anti-VEGF treatments generally, both in the eye and in the rest of the body. There are risks inherent in the intravitreal injection procedure of drugs like tarcocimab which can cause injury to the eye and other complications including conjunctival hemorrhage, punctate keratitis, eye pain, conjunctival hyperemia, intra-ocular inflammation, and endophthalmitis. Tarcocimab is also being explored clinically with higher frequency dosing, which may increase the risk of potential adverse events. Any additional toxicology signal observed, be it real or perceived, may negatively impact perceptions of utilization of tarcocimab in broader populations and impact clinical trial enrollment, regulatory approval and commercial success.

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

Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy or durability of our product candidates, which would prevent, delay or limit the scope of regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. For those product candidates that are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. This is especially true for anti-VEGF biologic agents, where Lucentis, Eylea and Avastin are established products with accepted safety profiles.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety, efficacy or durability results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Product candidates in later stages of clinical trials may fail to show the desired safety, efficacy and durability profile despite having progressed through preclinical studies and initial clinical trials. For example, in our Phase 2b/3 clinical trial evaluating the efficacy, durability and safety of tarcocimab in treatment-naïve subjects with neovascular wet AMD, tarcocimab did not meet the primary efficacy endpoint of showing non-inferior visual acuity gains for subjects dosed on extended regimens compared to aflibercept given every eight weeks. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials or trials of a different design could be required before we submit our product candidates for approval. Our tarcocimab pivotal study program relies on a single active arm in each study at a single dose (5mg), such that if a safety observation is observed there is no fallback position at a lower dose to rely on. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Even if trial results are successful at the primary endpoint, clinical trial results may be different or worse in the extended treatment periods following the primary endpoint, and such data may negatively impact perceptions by regulatory authorities, the clinical community or commercial payors of the benefits of our product candidates.

The topline results from our Phase 2b/3 pivotal study of tarcocimab in wet AMD and from our Phase 3 pivotal study BEACON in RVO may lead to further study design modifications in our other ongoing pivotal studies and may impact the timeline of completion and likelihood of success of these pivotal studies.*

We announced in February 2022 that our Phase 2b/3 pivotal study of tarcocimab in wet AMD did not meet the primary efficacy endpoint of non-inferiority in visual acuity gains for tarcocimab treated patients on extended regimens of every 12-, 16-, or 20- weeks compared to patients treated with aflibercept every eight weeks. In light of these results, we have implemented changes to our ongoing Phase 3 studies GLEAM and GLIMMER in DME and Phase 3 study DAYLIGHT in wet AMD. In August 2022, we announced that our BEACON Phase 3 pivotal study of tarcocimab in RVO met the primary efficacy endpoint of non-inferior visual acuity gains for patients treated with tarcocimab every eight weeks following two monthly loading doses compared to patients given aflibercept every four weeks per its label. Considering the totality of clinical study results of tarcocimab reported to date, we may decide to further modify the design of our other ongoing pivotal studies in order to reduce risks and increase probability of success, which may lead to potential delays in trial readouts and may impact the likelihood of trial success, which may in turn harm our business and operations and adversely affect our stock price.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal disease indications for which we have product candidates, including wet AMD, DME/DR, and RVO. Certain of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD, DME/DR, and RVO. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to educate these parties on the benefits of switching to tarcocimab. Companies that we are aware are developing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer and Regeneron, AbbVie/Allergan, Mylan, Momenta, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

The first Lucentis biosimilar was approved this year in the United States, and its approval may impact market dynamics and payor policies negatively for tarcocimab. Roche’s product candidate, Vabysmo (faricimab) received FDA approval for the treatment of wet AMD and DME in January 2022 and has enrolled pivotal studies in RVO. We believe faricimab’s clinical profile together with physician enthusiasm for a new branded anti-VEGF will make it an important product in the marketplace. Even if tarcocimab presents a compelling clinical profile, we may not be able to market our product candidates as effectively as our competitors. For example, entrenched franchises may seek to impede adoption of tarcocimab through significant discounts or rebates.

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

The manufacture of our product candidates is highly complex and requires substantial lead time to produce.*

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

Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as our product candidates generally cannot be adequately characterized prior to manufacturing the final product. As a result, an assay of the finished product is not sufficient to ensure that the product will perform in the intended manner. Accordingly, we expect to employ multiple steps to attempt to control our manufacturing process to assure that the process works, and the product or product candidate is made strictly and consistently in compliance with the process

Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, improper storage or transfer, inconsistency in yields and variability in product characteristics. Even minor deviations from normal manufacturing, distribution or storage processes could result in reduced production yields, product defects and other supply disruptions. Some of the raw materials required in our manufacturing process are derived from biological sources. Such raw materials are difficult to procure and may also be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt commercialization. Production of additional drug substance and drug product for any of our product candidates may require substantial lead time. For example, currently any new large-scale batches of tarcocimab would require at least 12 months to manufacture. In the event of significant product loss and materials shortages, we may be unable to produce adequate amounts of our product candidates or products for our operational needs.

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

We rely on third parties for raw materials needed for manufacturing tarcocimab. We may not be able to obtain adequate amounts in the future. These challenges are magnified by the international nature of our supply chain, which, for tarcocimab, requires drug substance and drug product sourced from single source suppliers from China, Japan, the United Kingdom, the United States and Switzerland. For example, the effects of health epidemics, including the ongoing COVID-19 pandemic and the resulting shelter-in-place, travel or similar restrictions may impact the timing of clinical resupply facing and BLA facing manufacturing activities.

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

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in small and large quantities. Our third-party manufacturer has made only a limited number of lots of tarcocimab to date and has not made any commercial lots. The manufacturing processes for tarcocimab have never been tested at commercial scale and the process validation requirement (the requirement to consistently produce the active pharmaceutical ingredient used in tarcocimab in commercial quantities and of specified quality on a repeated basis and document its ability to do so) has not yet been satisfied. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of our product candidates may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to any internal manufacturing facilities, should we in the future decide to build internal manufacturing capacity.

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, NMPA and foreign regulatory authority approval processes and continuous oversight. We will need to contract with manufacturers who can meet all applicable FDA, EMA, NMPA and foreign regulatory authority requirements, including complying with current good manufacturing practices, or cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, NMPA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, NMPA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Our manufacturers are also engaged in the manufacturing of COVID-19 vaccines and therapeutic treatments, and the success of and demand for these vaccines and therapeutic treatments means we and our programs are competing for scarce manufacturing resources. We aim to distribute tarcocimab in a prefilled syringe early in our commercial rollout. We may not be able to complete our prefilled syringe activities in a timely manner, or we may fail technically to design and develop a prefilled syringe for tarcocimab. If we require large volumes of glass vials, we may not be able to secure a sufficient supply due to COVID-19 related shortages of glass and vials. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Drug pricing and access policies in the United States and internationally may change and negatively impact tarcocimab’s commercial viability. Proposed policy changes, including the potential for Medicare to negotiate with drug manufacturers, may limit our ability to competitively price tarcocimab, if approved. Further, commercial insurers may limit patient access to tarcocimab, if approved and other branded therapies. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

We plan to conduct one or more of our clinical trials outside the United States, including Europe, China and other foreign countries. The acceptance of study data from global clinical trials by the FDA, EMA, NMPA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice and (2) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, NMPA or any applicable foreign regulatory authority will accept data from trials conducted outside of their respective jurisdiction. If the FDA, EMA, NMPA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming, would delay aspects of our business plan and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.*

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures, such as capping the costs for prescription drugs covered by Medicare Part D and by setting the annual out-of-pocket limit at $2,000 beginning in 2024, as part of other health reform initiatives.

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
•
the availability of capital.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2027. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN Model, on December 27, 2021, CMS published a final rule that rescinded MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of sales; and other adverse business consequences.*

In the ordinary course of business, we may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to a variety of provincial, state, national, and foreign laws and regulations, as well as policies, contracts and other obligations that apply to the processing of sensitive information. Data privacy and security laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. Violators of these laws face significant penalties. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, the EU GDPR also provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

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

Our reliance on these third parties for research and development activities reduces our control over these activities, but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register ongoing clinical trials and to post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. Payment within these late fee windows may be employed in order to simplify the payment of these fees generally. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, while not relevant for tarcocimab, if we rely on a different product, its development could involve the use of government funds, which can require additional compliance aspects to make certain all rights are transferred to or remain with us.

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

We are aware of a number of patents and applications that are directed to one or more aspects of tarcocimab. Our intent is to maintain our development efforts under 35 U.S.C. Section 271(e)(1) (which provides a safe harbor from patent infringement claims related to certain drug development activities) through to at least the launch of any tarcocimab product. As such, we do not intend to launch tarcocimab when any valid patent is still in force. We are aware of at least one pending application with claims that are directed to some aspect of tarcocimab, and that could, if issued, result in a patent term beyond our intended launch date of tarcocimab. If this were to occur, we may challenge the validity of the claims, obtain a license, modify tarcocimab, or delay launch.

If we choose to further the pipeline and develop a different product, such a product would be delayed until the expiration of any valid patent that is still in force on such product. Alternatively, our options for addressing any such patents relating to these non-tarcocimab products would include the following: challenge the validity of the claims, obtain a license, or modify the non-tarcocimab product.

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

Risks Related to Our Operations

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Developing and commercializing new medicines is a challenging exercise and requires diverse expertise in a variety of scientific, clinical, manufacturing, commercial, financial, people and legal functions. Failure to adequately develop these functions will hurt our ability to compete effectively.

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

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2022, we had 101 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

If our security measures, or those maintained on our behalf by CROs, service providers or other third parties, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, this could result in significant fines or other liability, interrupt our development programs, harm our reputation, or otherwise adversely affect our business.*

In the ordinary course of our business, we process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data collected about trial participants in connection with clinical trials, and sensitive third-party data. We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*

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

Other international, geo-political, and macroeconomic events could also have an adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, or otherwise adversely affect our business, financial condition, and results of operations. In addition, increasing inflation rates and the responses by central banking authorities to control such inflation have contributed to uncertainty and volatility in U.S. and global markets. Rising inflation rates in the United States have begun to affect businesses across many industries, including ours, by increasing costs of operations such as labor.

These and other risks associated with our planned international operations may materially adversely affect our business, financial condition, and ability to attain profitable operations.

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

Our business could be materially and adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In response, we delayed initiation of the next set of tarcocimab pivotal studies by one quarter from June to September 2020 in order to assess how best to minimize the impact of COVID-19 on clinical trial conduct. We implemented and continue to implement various enhancements into our ongoing study execution to help ensure the safety of patients, physicians, study site staff and Kodiak operations team members during the ongoing COVID-19 pandemic, including the use of remote study monitoring.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2021, we had $57.5 million of federal and $395.4 million of state net operating loss, or NOLs, that may be available to offset future taxable income. A portion of the federal NOL carryforwards begin to expire in 2035 and the state NOL carryforwards begin to expire in 2035, if not utilized. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may have experienced such ownership changes in the past, and we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

We are a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Except for tarcocimab, we have not initiated clinical trials for any of our other product candidates. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and early stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.*

We have incurred net losses in each reporting period since our inception, including net losses of $186.3 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $744.6 million.

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
•
seek regulatory approvals and marketing authorizations for our product candidates, including tarcocimab;
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

If we fail to obtain additional financing, we may be unable to complete the development and, if approved, commercialization of our product candidates.*

Our operations have required substantial amounts of cash since inception. To date, we have funded our operations primarily through the sale of equity securities. Developing our product candidates is expensive, and we expect to continue to increase our spending as we conduct the Phase 3 clinical trials for our tarcocimab product candidate. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

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

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us or at all. For example, the ongoing COVID-19 pandemic has significantly disrupted world financial markets, negatively impacted US market conditions, increased the volatility of trading prices for biopharmaceutical companies, and may reduce opportunities for us to seek out additional funding when needed. Similarly, the current Russia-Ukraine conflict has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain. Further, inflation rates, particularly in the United States, have increased recently to levels not seen in decades, and the Federal Reserve has raised, and may again raise, interest rates. These conditions of economic uncertainty and market volatility could limit additional capital available to us, if and when needed. We currently have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations and cause the price of our common stock to decline.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors purchasing shares.*

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2020 to December 31, 2021 ranged from a low of $77.20 to a high of $164.47 and from January 1, 2022 to July 29, 2022 ranged from a low of $5.04 to a high of $89.45. As a result, you may not be able to sell your common stock at or above the price that you paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

•
general economic, industry, and market conditions, including fluctuations attributable to the ongoing COVID-19 pandemic, the current inflationary environment, lowered consumer confidence, the recent Russian invasion of Ukraine as well as continued and any new sanctions against Russia by, among others, the United States and the European Union, which restrict a wide range of trade and financial dealings with Russia and Russia parties, and other unforeseeable circumstances; and
•
the other factors described in this “Risk Factors” section.

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

KODIAK SCIENCES INC.

Date: August 9, 2022	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)