Form 10-Q
period 2022-09-30
Kodiak Sciences Inc.
filed 2022-11-09
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 52,309,154 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to present clinical data across our pivotal trials for 2023;
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
•
our estimates regarding the impact of the unfavorable U.S. and global economic conditions and the novel coronavirus, or COVID-19, pandemic on our business and operations, the business and operations of our collaborators, and on the global economy;
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
•
We may encounter substantial delays in our clinical trials, or we may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.
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
•
Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$178,413	$731,510
Marketable securities	358,982	—
Prepaid expenses and other current assets	7,267	3,301
Total current assets	544,662	734,811
Restricted cash	6,324	6,324
Property and equipment, net	56,245	41,330
Operating lease right-of-use asset	61,116	66,744
Other assets	55,641	55,011
Total assets	$723,988	$904,220
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,607	$12,431
Accrued and other current liabilities	40,865	48,319
Operating lease liability	9,128	3,933
Total current liabilities	65,600	64,683
Operating lease liability, net of current portion	78,702	76,063
Liability related to sale of future royalties	99,982	99,943
Other liabilities	175	211
Total liabilities	244,459	240,900
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at September 30, 2022 and December 31, 2021; 52,304,154 and 51,826,257 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	1,303,621	1,221,532
Accumulated other comprehensive income (loss)	(2,505)	—
Accumulated deficit	(821,592)	(558,217)
Total stockholders’ equity	479,529	663,320
Total liabilities and stockholders’ equity	$723,988	$904,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$61,676	$56,002	$211,597	$141,743
General and administrative	17,802	11,533	55,716	32,259
Total operating expenses	79,478	67,535	267,313	174,002
Loss from operations	(79,478)	(67,535)	(267,313)	(174,002)
Interest income	2,028	40	3,239	270
Interest expense	(4)	(6)	(14)	(17)
Other income (expense), net	416	(25)	713	(76)
Net loss	$(77,038)	$(67,526)	$(263,375)	$(173,825)
Net loss per common share, basic and diluted	$(1.47)	$(1.30)	$(5.04)	$(3.36)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	52,288,257	51,875,315	52,227,072	51,722,611
Other comprehensive income (loss)
Change in unrealized losses related to available-for-sale debt securities, net of tax	(636)	—	(2,505)	(53)
Total other comprehensive income (loss)	(636)	—	(2,505)	(53)
Comprehensive loss	$(77,674)	$(67,526)	$(265,880)	$(173,878)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31 2021	51,826,257	$5	$1,221,532	$—	$(558,217)	$663,320
Issuance of common stock upon exercise of stock options	110,043	—	1,678	—	—	1,678
Issuance of common stock upon vesting of restricted stock units	3,581	—	—	—	—	—
Stock-based compensation expense	—	—	28,095	—	—	28,095
Net loss	—	—	—	—	(95,709)	(95,709)
Balances at March 31, 2022	51,939,881	5	1,251,305	—	(653,926)	597,384
Issuance of common stock upon exercise of stock options	320	—	2	—	—	2
Issuance of common stock upon vesting of restricted stock units	74,148	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plans	10,272	—	64	—	—	64
Stock-based compensation expense	—	—	25,978	—	—	25,978
Other comprehensive loss	—	—	—	(1,869)	—	(1,869)
Net loss	—	—	—	—	(90,628)	(90,628)
Balances at June 30, 2022	52,024,621	5	1,277,349	(1,869)	(744,554)	530,931
Issuance of common stock upon exercise of stock options	16,636	—	90	—	—	90
Issuance of common stock upon vesting of restricted stock units	13,198	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	249,699	—	—	—	—	—
Stock-based compensation expense	—	—	26,182	—	—	26,182
Other comprehensive loss	—	—	—	(636)	—	(636)
Net loss	—	—	—	—	(77,038)	(77,038)
Balances at September 30, 2022	52,304,154	$5	$1,303,621	$(2,505)	$(821,592)	$479,529

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	51,112,302	$5	$1,151,920	$53	$(291,227)	$860,751
Issuance of common stock upon exercise of stock options	113,559	—	1,483	—	—	1,483
Stock-based compensation expense	—	—	9,925	—	—	9,925
Other comprehensive loss	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(50,447)	(50,447)
Balances at March 31, 2021	51,225,861	5	1,163,328	18	(341,674)	821,677
Issuance of common stock upon exercise of stock options	131,276	—	2,228	—	—	2,228
Issuance of common stock upon vesting of restricted stock units	72,976	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plans	4,295	—	305	—	—	305
Stock-based compensation expense	—	—	11,087	—	—	11,087
Other comprehensive loss	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(55,852)	(55,852)
Balances at June 30, 2021	51,434,408	5	1,176,948	—	(397,526)	779,427
Issuance of common stock upon exercise of stock options	103,585	—	2,042	—	—	2,042
Issuance of common stock upon vesting of restricted stock units	10,799	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	149,983	—	—	—	—	—
Stock-based compensation expense	—	—	12,377	—	—	12,377
Net loss	—	—	—	—	(67,526)	(67,526)
Balances at September 30, 2021	51,698,775	$5	$1,191,367	$—	$(465,052)	$726,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(263,375)	$(173,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,234	722
Stock-based compensation	80,255	33,389
Amortization (accretion) of premium (discount) on marketable securities	(748)	25
Amortization of operating lease right-of-use asset	5,458	5,811
Amortization of issuance costs	39	39
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,939)	(3,228)
Other assets	7,198	(936)
Accounts payable	7,089	3,255
Accrued and other current liabilities	5,401	10,547
Operating lease liability	8,004	966
Net cash provided by (used in) operating activities	(151,384)	(123,235)
Cash flows from investing activities
Purchase of property and equipment	(33,958)	(8,598)
Deposits on property and equipment	(7,787)	(43,841)
Purchase of marketable securities	(427,766)	—
Maturities of marketable securities	66,000	24,500
Net cash provided by (used in) investing activities	(403,511)	(27,939)
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	1,770	5,753
Proceeds from issuance of common stock pursuant to employee stock purchase plans	64	305
Principal payments of tenant improvement allowance payable	(36)	(33)
Net cash provided by (used in) financing activities	1,798	6,025
Net increase (decrease) in cash, cash equivalents and restricted cash	(553,097)	(145,149)
Cash, cash equivalents and restricted cash, at beginning of period	737,834	950,720
Cash, cash equivalents and restricted cash, at end of period	$184,737	$805,571
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$178,413	$799,247
Restricted cash	6,324	6,324
Cash, cash equivalents and restricted cash in consolidated balance sheets	$184,737	$805,571

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$(170)	$583
Purchase of property and equipment under accounts payable and accruals	$4,320	$10,730

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

Liquidity

As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $537.4 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash, cash equivalents and marketable securities will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Quarterly Report on Form 10-Q.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and expenses during the reporting period. The impact of global macroeconomic conditions, in addition to the ongoing COVID-19 pandemic, continues to evolve. As a result, certain estimates and assumptions required increased judgment and carried a higher degree of variability and volatility, including but not limited to, the fair value of marketable securities, performance-based equity awards, and research and development accruals. As events continue to unfold and additional information becomes available, these estimates may change materially in future periods. Actual results could differ from those estimates.

Risks and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, in addition to the ongoing COVID-19 pandemic, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2022, respectively, are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as noted below with respect to the Company's property and equipment and as noted within the “Recent Accounting Pronouncements” section.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Construction in progress reflects amounts incurred for construction or improvements of property or equipment that have not been placed in service. Construction in progress is transferred to specific property and equipment and depreciated when these assets are ready for their intended use. Depreciation is computed using the straight-line method over the estimated useful lives of assets. Machinery and equipment, computer software and hardware, furniture and fixtures are depreciated over three to ten years. Leasehold improvements are stated at cost and amortized over the shorter of the useful life of the assets or the length of the lease. Upon sale or retirement of assets, the costs and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB"), under its Accounting Standards Codification ("ASC") or other standard setting bodies, and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the three and nine months ended September 30, 2022 that are of significance to the Company.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued clinical trial and related costs	$18,222	$21,776
Accrued manufacturing and research & development costs	14,297	6,041
Accrued salaries and benefits	5,231	6,187
Accrued leasehold improvements	1,893	13,021
Accrued legal fees	130	403
Accrued professional fees	65	176
Accrued other liabilities	1,027	715
Total accrued and other current liabilities	$40,865	$48,319

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$163,379	$—	$—	$163,379
Marketable securities:
U.S. treasury securities	—	358,982	—	358,982
Total	$163,379	$358,982	$—	$522,361

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$706,703	$—	$—	$706,703
Total	$706,703	$—	$—	$706,703

As of September 30, 2022 and December 31, 2021, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

5. Marketable Securities

The marketable securities are classified as available-for-sale. The fair value measurement data for marketable securities is obtained from independent pricing services. The Company validates the prices provided by the third-party pricing services by understanding the valuation methods and data sources used and analyzing the pricing data in certain instances.

The following table presents the Company's marketable securities by major security type (in thousands):

As of September 30, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$361,487	$—	$(2,505)	$358,982
Total	$361,487	$—	$(2,505)	$358,982

The Company had no marketable securities at December 31, 2021.

The marketable securities held at September 30, 2022 had effective maturities of less than one year. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the nine months ended September 30, 2022, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss). There were no impairment charges or recoveries recorded during the nine months ended September 30, 2022. As of September 30, 2022, the Company had no allowance for credit losses for available-for-sale debt securities.

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

In April 2021, the agreement was amended to provide for higher annual manufacturing capacity. The Company expanded and finalized the design and scope of the bioconjugate manufacturing facility with a revised estimated capital contribution of approximately 75.0 million Swiss Francs of which the Company has paid 40.0 million Swiss Francs of the capital contribution, equivalent to $44.1 million U.S. Dollars, which is recorded in other assets on the consolidated balance sheet as of September 30, 2022. Over the period from 2022 through 2029, manufacturing payments totaling approximately 150.0 million Swiss Francs may be incurred for potential commercial supply of tarcocimab drug substance based on the amended agreement.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company concluded that this agreement contains an embedded lease as the custom-built manufacturing suite will be dedicated for the Company’s use. As of September 30, 2022, the Company did not have control of this manufacturing space and therefore, did not record a right-of-use asset and corresponding lease liability.

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

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”), 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	14,523,917	$61.68	8.60	$335,440
Granted	3,029,620	$9.01
Exercised	(126,999)	$13.93
Forfeited or canceled	(805,195)	$76.60
Outstanding at September 30, 2022	16,621,343	$51.73	8.11	$6,641

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan and 2015 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	363,930	$72.75
Granted	56,750	23.30
Vested	(90,927)	70.39
Canceled	(45,876)	74.70
Unvested at September 30, 2022	283,877	$63.31

Performance-Based Awards

The Company did not grant any performance-based equity awards during the three and nine months ended September 30, 2022.

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

Stock-Based Compensation Expense

Stock-based compensation for options, restricted shares, and ESPP is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$14,947	$6,429	$45,031	$17,598
General and administrative	11,235	5,948	35,224	15,791
Total stock-based compensation	$26,182	$12,377	$80,255	$33,389

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of September 30,
	2022	2021
Outstanding stock options	16,621,343	7,799,732
Unvested restricted shares	283,877	412,287
Total	16,905,220	8,212,019

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

While engaged in these research and development efforts, we believe we have demonstrated a disciplined and creative approach to building and financing the company. As of September 30, 2022, we had $537.4 million in cash, cash equivalents and marketable securities.

Our objective is to develop our retina-focused product candidates, seek FDA and worldwide health authority marketing authorization approvals, and ultimately commercialize our product candidates.

Following from these efforts, we believe Kodiak has the potential to achieve our ambition of becoming a significant incumbent retinal development and commercialization franchise on a global basis.

Recent Updates

Tarcocimab Clinical Program Update

We continued advancing our ongoing pivotal studies of tarcocimab, namely our paired Phase 3 studies GLEAM and GLIMMER in diabetic macular edema (“DME”), short-interval Phase 3 study DAYLIGHT in wet AMD, Phase 3 study BEACON in Retinal Vein Occlusion (“RVO”), and Phase 3 study GLOW in non-proliferative diabetic retinopathy without DME (“NPDR” without DME).

Looking across our development program for tarcocimab, our paired Phase 3 GLEAM and GLIMMER studies in DME, if successful, are designed to serve as the primary basis for a Biologics License Application (“BLA”), and potential regulatory approval of tarcocimab. BEACON serves as the single pivotal study to support approval in macular edema following RVO. Our Phase 3 DAYLIGHT study and our Phase 3 GLOW study, if successful, would contribute data to support approvals in wet AMD and NPDR, respectively. All the studies are fully enrolled and expected to read out topline data within the next twelve months and, if successful, we plan to file a single BLA with the data across the program.

GLEAM / GLIMMER – Paired Phase 3 Studies in Patients with Treatment-Naïve Diabetic Macular Edema

The Phase 3 GLEAM and GLIMMER studies are global, multi-center, randomized pivotal studies designed to evaluate the durability, efficacy and safety of tarcocimab in patients with treatment-naïve diabetic macular edema. In each study, patients are randomized 1:1 to receive either tarcocimab or aflibercept. The tarcocimab arm is treated with a proactive, individualized dosing regimen of every 8-, 12-, 16-, 20- or 24 weeks (utilizing tight dynamic retreatment criteria) after three loading doses. The aflibercept arm is treated with a fixed dosing regimen of every 8-weeks after five monthly loading doses, per its label. Both studies completed enrollment of approximately 450 patients each worldwide in the first quarter of 2022. The primary endpoint for both studies is at year one, and patients will be treated and followed for a total of two years. We expect to announce topline data in mid-2023. If successful, we expect that data from our GLEAM and GLIMMER studies will serve as the primary basis for approval of tarcocimab in our anticipated BLA submission.

DAYLIGHT – Phase 3 Study in Patients with Treatment-Naïve Wet AMD

The Phase 3 DAYLIGHT study is a global, multi-center, randomized pivotal study designed to evaluate the efficacy and safety of high-frequency tarcocimab in patients with treatment-naïve wet AMD. Patients are randomized to receive either tarcocimab on a monthly dosing regimen or to receive standard-of-care aflibercept on a fixed dosing regimen of every 8-weeks after three monthly loading doses per its label. The primary endpoint is at year one. The DAYLIGHT study is intended to clarify the efficacy of tarcocimab to treat high need patients with wet AMD and, if successful, is intended to serve as the basis for approval in wet AMD with monthly dosing. DAYLIGHT has completed enrollment of approximately 550 patients worldwide and we expect to announce topline data in mid-2023.

BEACON – Phase 3 Study in Patients with Treatment- Naïve Retinal Vein Occlusion

Following our announcement in August 2022 of the topline results at week 24, the study has advanced into the second six months with patients in both tarcocimab and aflibercept groups receiving treatment on an individualized basis per protocol-specified criteria. We intend to include the primary results at week 24 in our anticipated BLA filing to serve as the basis for potential approval of tarcocimab in RVO.

GLOW – Phase 3 Study in Patients with Non-Proliferative Diabetic Retinopathy without DME

The Phase 3 GLOW study is a global, multi-center, randomized pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab tedromer in approximately 240 patients with treatment-naïve, moderately severe to severe non-proliferative diabetic retinopathy. Patients are randomized to receive either tarcocimab every six months after initiating doses given at baseline, 8 weeks and 20 weeks into the study, or to receive sham injections. The primary endpoint is at one year and patients will be treated and followed for two years. Outcomes include changes in diabetic retinopathy severity, measured on a standardized photographic grading scale, and the rate of development of sight-threatening complications due to diabetic retinopathy. We believe tarcocimab tedromer has the potential to be the longest-interval intravitreal therapeutic option for patients with diabetic retinopathy. GLOW has completed enrollment of approximately 240 patients in August 2022, and we expect to announce topline data in the second half of 2023.

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

Pipeline Progression

We continued progressing pipeline product candidates developed from our ABC Platform, including KSI-501. KSI-501 is a recombinant, mammalian cell expressed dual inhibitor antibody biopolymer conjugate, targeting both VEGF (VEGF-trap) and IL-6 (anti-IL-6-antibody) for the treatment of retinal diseases with an inflammatory component, including DME and uveitic macular edema. We believe we are on track to file the IND for KSI-501 in the fourth quarter of 2022 and to begin the Phase 1 clinical study in early 2023.

COVID-19 and Global Economic Impacts

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

Moreover, our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments (including the ongoing COVID-19 pandemic) and the conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. See also the section titled “Risk Factors” for additional information on risks and uncertainties related to the evolving global macroeconomic impacts.

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

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Operating expenses
Research and development	$61,676	$56,002	$5,674	$211,597	$141,743	$69,854
General and administrative	17,802	11,533	6,269	55,716	32,259	23,457
Loss from operations	(79,478)	(67,535)	(11,943)	(267,313)	(174,002)	(93,311)
Interest income	2,028	40	1,988	3,239	270	2,969
Interest expense	(4)	(6)	2	(14)	(17)	3
Other income (expense), net	416	(25)	441	713	(76)	789
Net loss	$(77,038)	$(67,526)	$(9,512)	$(263,375)	$(173,825)	$(89,550)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Tarcocimab program expenses	$28,878	$38,371	$(9,493)	$107,825	$89,557	$18,268
KSI-501 program expenses	1,207	951	256	6,368	4,357	2,011
ABC Platform and other program expenses	6,033	1,745	4,288	21,854	5,173	16,681
Payroll and personnel expenses	19,968	10,679	9,289	60,295	30,483	29,812
Facilities and other research and development expenses	5,590	4,256	1,334	15,255	12,173	3,082
Total research and development expenses	$61,676	$56,002	$5,674	$211,597	$141,743	$69,854

Tarcocimab program expenses decreased $9.5 million and increased $18.3 million during the three and nine months ended September 30, 2022 as compared to the same periods in 2021. The decrease during the three months ended September 30, 2022 stemmed from the discontinuation of our Phase 2b/3 study in wet AMD and timing of manufacturing activities. The increase during the nine months ended September 30, 2022 was attributable to the clinical trial costs to support our tarcocimab program, which consists of five fully-enrolled Phase 3 pivotal trials, as well as ongoing manufacturing progress.

KSI-501 program expenses increased $0.3 million and $2.0 million during three and nine months ended September 30, 2022 as compared to the same periods in 2021. The increase was primarily driven by manufacturing activities during 2022.

ABC Platform and other program expenses increased $4.3 million and $16.7 million during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily due to manufacturing runs to support future research and development effort for our pipeline.

Payroll and personnel expenses increased $9.3 million and $29.8 million during the three and nine months ended September 30, 2022 as compared to the same periods in 2021, primarily driven by increased stock-based compensation expense. We recorded stock-based compensation expense of $28.0 million in the nine months ended September 30, 2022 relating to the Kodiak 2021 Long-Term Performance Incentive Plan (“LTPIP”).

Facilities and other research and development expenses increased $1.3 million and $3.1 million during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily due to expansion of our Palo Alto facilities and incremental research efforts on our pipeline.

General and Administrative Expenses

General and administrative expenses increased $6.3 million and $23.5 million during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily driven by increased stock-based compensation expense. We recorded stock-based compensation expense of $21.2 million in the nine months ended September 30, 2022 relating to the LTPIP.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes, warrants and the sale of royalties. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $537.4 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended September 30, 2022, we had net loss of $77.0 million, of which $26.2 million related to non-cash stock-based compensation expense, and for the nine months ended September 30, 2022, we had net loss of $263.4 million, of which $80.3 million related to non-cash stock-based compensation expense. We expect to continue to incur additional losses in future periods. As of September 30, 2022, we had an accumulated deficit of $821.6 million. We believe that the cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating and capital expenditure requirements at least 12 months following the date of this Quarterly Report on Form 10-Q.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(151,384)	$(123,235)
Investing activities	(403,511)	(27,939)
Financing activities	1,798	6,025
Net increase (decrease) in cash, cash equivalents and restricted cash	$(553,097)	$(145,149)

Cash Flows from Operating Activities

Net cash used in operating activities was $151.4 million for the nine months ended September 30, 2022, primarily attributable to a net loss during this period due to increased payroll and personnel expenses and manufacturing and clinical trial costs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $403.5 million for the nine months ended September 30, 2022, primarily related to purchases of marketable securities and capital expenditures during the period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2022, primarily due to the proceeds from stock option exercises.

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

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2022, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition. For example, the safety profile we have observed in the Phase 1a/1b study of tarcocimab, the Phase 2b/3 clinical trial evaluating tarcocimab in treatment-naïve subjects with neovascular wet AMD, and the Phase 3 clinical trial evaluating tarcocimab in treatment-naïve subjects with retinal vein occlusion may not be representative of the safety profile in additional studies. We may still observe significant safety events that may negatively impact the tarcocimab program and the ABC platform. A safety profile for tarcocimab in line with today’s standard of care agents based on a safety database through pivotal studies of approximately 1,500 patients may not be sustained when administered to 100,000s of patients at varying dose intervals if approved.

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

The first Lucentis biosimilar was approved this year in the United States, and its approval may impact market dynamics and payor policies negatively for tarcocimab. Roche’s product candidate, Vabysmo (faricimab) received FDA approval for the treatment of wet AMD and DME in January 2022 and met its non-inferiority endpoint in pivotal studies in RVO. We believe faricimab’s clinical profile together with physician enthusiasm for a new branded anti-VEGF will make it an important product in the marketplace. Regeneron recently reported positive topline results from its Phase 3 studies of a higher dose formulation of aflibercept that met its non-inferiority endpoint in pivotal studies in wet AMD and DME while dosing a majority of patients on an every 3 or 4 month interval. If approved, we believe high dose aflibercept may become an important therapy in the marketplace given Regeneron’s incumbent position in retinal diseases and the established safety of Eylea (2 mg aflibercept). Even if tarcocimab presents a compelling clinical profile, we may not be able to market our product candidates as effectively as our competitors. For example, entrenched franchises may seek to impede adoption of tarcocimab through significant discounts or rebates.

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

The manufacture of our product candidates is highly complex and requires substantial lead time to produce.*

Manufacturing our product candidates involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells, and harvesting and purifying the biologic produced by them. These processes require specialized facilities, highly specific raw materials and other production constraints. As a result, the cost to manufacture a biologic is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Because of the complex nature of our products, we need to oversee the manufacture of multiple components that require a diverse knowledge base and specialized personnel. Commercial manufacturing scale-up timelines may be negatively affected by material shortages, construction delays and supply chain challenges due to, among other factors, global supply chain shortages due to COVID-19, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, global macroeconomic conditions, or other reasons.

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

Drug pricing and access policies in the United States and internationally may change and negatively impact tarcocimab’s commercial viability. Proposed policy changes, including the potential for Medicare to negotiate with drug manufacturers under the newly enacted Inflation Reduction Act of 2022 (the “IRA”), may limit our ability to competitively price tarcocimab, if approved. Further, commercial insurers may limit patient access to tarcocimab, if approved and other branded therapies. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

Since the ACA’s enactment, there have been numerous challenges to the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. Further, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any such challenges, and any additional healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures, such as capping the costs for prescription drugs covered by Medicare Part D and by setting the annual out-of-pocket limit at $2,000 beginning in 2024, as part of other health reform initiatives.

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
•
the availability of capital.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether these or similar policy initiatives will be implemented in the future.

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

We expect that the ACA, the IRA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

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

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2022, we had 105 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, access to our sensitive information, or interruptions or stoppages in our business operations (including our clinical trials). Although to our knowledge, we have not experienced a material system failure or security incident to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business.

While we have developed systems and processes designed to protect the integrity, confidentiality and security of the sensitive information under our control, we cannot assure you that our security measures or those of the third parties we depend on will be effective in preventing security incidents. There are many different and rapidly evolving cybercrime and hacking techniques, and we may be unable to anticipate attempted security incidents, identify them before our information is exploited, or react in a timely manner. We may be unable to detect vulnerabilities in our information technology systems and software because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act, modified certain provisions of the Tax Act. More recently, the Inflation Reduction Act of 2022 (the “IRA”) was enacted which includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our net deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Risks Related to Our Business, Financial Condition and Capital Requirements

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the ongoing COVID-19 pandemic and the conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Additionally, financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

We have operations, as well as current and potential new suppliers and manufacturers, throughout Europe. If economic conditions in Europe and other key markets for our business remain uncertain or deteriorate further, including as a result of the COVID-19 pandemic or otherwise, we could experience adverse effects on our business, financial condition or results of operations.

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

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.*

We have incurred net losses in each reporting period since our inception, including net losses of $263.4 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $821.6 million.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors purchasing shares.*

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2020 to December 31, 2021 ranged from a low of $77.20 to a high of $164.47 and from January 1, 2022 to October 31, 2022 ranged from a low of $5.04 to a high of $89.45. As a result, you may not be able to sell your common stock at or above the price that you paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations, including recently in connection with the ongoing COVID-19 pandemic, broader macroeconomic conditional and/or geopolitical instability such as that resulting from the conflict between Russia and Ukraine, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models or prospects of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In this regard, worsening economic conditions, interest rate increases and/or other tapering policies from the government, and other adverse effects or developments relating to the ongoing COVID-19 pandemic or general economic environment may negatively affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

KODIAK SCIENCES INC.

Date: November 9, 2022	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)