Form 10-K
period 2022-12-31
Kodiak Sciences Inc.
filed 2023-03-28
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 as reported by the Nasdaq Global Market on such date, was approximately $242.6 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 28, 2023, the registrant had 52,336,448 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

Table of Contents

Kodiak Sciences Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

i

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
•
the scope, progress, results and costs of developing tarcocimab, KSI-501 or any other product candidates we may develop, and conducting preclinical studies and clinical trials, including for tarcocimab and KSI-501;
•
our ability to present clinical data across our pivotal trials during 2023;
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
•
the timing or likelihood of regulatory filings and approvals, including the potential to achieve FDA approval of tarcocimab in wet AMD, DME, RVO, DR and/or of KSI-501;
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
•
our estimates regarding the impact of the unfavorable U.S. and global economic conditions on our business and operations, the business and operations of our collaborators, and on the global economy;
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

RISK FACTOR SUMMARY

Investing in our common stock involves numerous risks, including the risks described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, among others, the following:

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
•
The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
•
We are conducting clinical trials for our product candidates outside the United States, and the FDA, EMA and applicable foreign regulatory authorities may not accept data from such trials.
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
•
Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, such as the COVID-19 pandemic, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

v

PART I

ITEM 1. BUSINESS

Overview

Since its founding in 2009, Kodiak Sciences Inc. (“Kodiak,” the “Company,” “we” or “our”) has developed a new technology platform for retinal medicines. Our goal is to prevent and treat the major causes of blindness by developing and commercializing next-generation therapeutics for chronic, high-prevalence retinal diseases.

Kodiak’s lead product candidate, tarcocimab tedromer (“KSI-301” or “tarcocimab”), has been advanced into six registrational clinical studies, four of which are actively ongoing. The comprehensive clinical program targets high prevalence retinal diseases that are treated with anti-vascular endothelial growth factor (“anti-VEGF”) therapies. Our clinical program is designed as a package to support a broad product label, which we hope will include the key diseases and the longest dosing intervals among anti-VEGF therapies. Tarcocimab is being developed to become a differentiated, long-interval therapy for use in many patients who may benefit from anti-VEGF therapy. At the same time, Kodiak is investing in commercial scale manufacturing. We aim to provide a pre-filled syringe early in commercialization and are working actively towards this goal. We believe these combined clinical and manufacturing efforts set the stage for potential market share capture with tarcocimab if approved.

In addition, Kodiak is investing in its pipeline. The Company is progressing its Antibody Biopolymer Conjugate (“ABC”) PlatformTM towards suboptimal anti-VEGF responder patients, a group estimated to be as large as 30 – 66% of treated patients, with its bispecific conjugate KSI-501. Beyond today’s anti-VEGF market, Kodiak’s new triplet medicines are being designed on its ABC Platform in an effort to bring new capabilities to treat the even higher prevalence retinal diseases of dry age-related macular degeneration (“AMD”) and glaucoma.

Notably, up to this point, Kodiak has retained all global rights to make, use and sell its product candidates, which we believe preserves future value and allows for agile decision-making.

While engaged in these research and development efforts, we believe we have demonstrated a disciplined and creative approach to building and financing the Company. As of December 31, 2022, we had $478.9 million in cash, cash equivalents and marketable securities.

Our objective is to develop our retina-focused product candidates, seek FDA and worldwide health authority marketing authorization approvals, and ultimately commercialize our product candidates.

Following from these efforts, we believe Kodiak has the potential to achieve our ambition of becoming an important retinal development and commercialization franchise.

Tarcocimab Clinical Program Update

We continue advancing the pivotal clinical program of our lead product candidate tarcocimab across major retinal vascular diseases including wet age-related macular degeneration (“wet AMD”), diabetic macular edema (“DME”), retinal vein occlusion (“RVO”) and non-proliferative diabetic retinopathy (“NPDR”) without DME. We reported topline results from two of our six pivotal clinical studies in 2022, the Phase 2b/3 DAZZLE study in wet AMD and the Phase 3 BEACON study in RVO.

DAZZLE – Phase 2b/3 Study in Patients with Treatment-Naïve Wet AMD

Our initial Phase 2b/3 pivotal study was a global, multi-center, randomized pivotal study designed to evaluate the durability, efficacy and safety of tarcocimab in patients with treatment-naïve wet AMD. We announced in February 2022 that this initial pivotal study did not meet its primary efficacy endpoint of non-inferior visual acuity gains for subjects dosed on extended regimens every 12-, 16- or 20 weeks with tarcocimab compared to subjects given aflibercept every 8 weeks. Following this announcement, we discontinued the study and concluded remaining trial-associated activities.

BEACON – Phase 3 Study in Patients with Treatment- Naïve Retinal Vein Occlusion

The BEACON study was a randomized, double-masked, multicenter, active comparator-controlled Phase 3 clinical trial in treatment naïve patients with vision loss and macular edema due to retinal vein occlusion, including both branch ("BRVO") and central ("CRVO") subtypes. We announced in August 2022 that the BEACON study met the primary efficacy endpoint of non-inferior visual acuity change from baseline at week 24 for subjects given tarcocimab every two months after 2 monthly loading doses compared to subjects given monthly aflibercept. We intend to include the primary results of the BEACON study in potential licensing applications for tarcocimab to serve as the basis for potential approval of tarcocimab in RVO.

Looking across the development program for tarcocimab, we have four Phase 3 studies ongoing, namely our paired long-interval Phase 3 studies GLEAM and GLIMMER in DME, short-interval Phase 3 study DAYLIGHT in wet AMD and Phase 3 study GLOW in NPDR without DME. All the studies are fully enrolled and expected to read out topline data in the third quarter of 2023.

GLEAM / GLIMMER – Paired Phase 3 Studies in Patients with Treatment-Naïve Diabetic Macular Edema

The Phase 3 GLEAM and GLIMMER studies are global, multi-center, randomized pivotal studies designed to evaluate the durability, efficacy and safety of tarcocimab in patients with treatment-naïve DME. In each study, patients are randomized 1:1 to receive either tarcocimab or aflibercept. The tarcocimab arm is treated with a proactive, individualized dosing regimen of every 8-, 12-, 16-, 20- or 24 weeks after three monthly loading doses. The aflibercept arm is treated with a fixed dosing regimen of every 8-weeks after five monthly loading doses, per its label. Both studies completed enrollment of approximately 450 patients each worldwide in the first quarter of 2022. The primary endpoint for both studies is at year one. We expect to announce topline data from these studies in the third quarter of 2023 (expected July). If successful, we expect that data from our GLEAM and GLIMMER studies will serve as the primary basis for regulatory approval of tarcocimab.

GLOW – Phase 3 Study in Patients with Non-Proliferative Diabetic Retinopathy without DME

The Phase 3 GLOW study is a global, multi-center, randomized pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab in treatment-naïve, moderately severe to severe NPDR without DME. Patients are randomized to receive either tarcocimab every six months after initiating doses given at baseline, 8 weeks and 20 weeks into the study, or to receive sham injections. The primary endpoint is at one year. Outcomes include changes in diabetic retinopathy severity, measured on a standardized photographic grading scale, and the rate of development of sight-threatening complications due to diabetic retinopathy. We believe tarcocimab has the potential to be the longest-interval intravitreal therapeutic option for patients with diabetic retinopathy. GLOW completed enrollment of approximately 240 patients in August 2022, and we expect to announce topline data from this study in the third quarter of 2023.

DAYLIGHT – Phase 3 Study in Patients with Treatment-Naïve Wet AMD

The Phase 3 DAYLIGHT study is a global, multi-center, randomized pivotal study designed to evaluate the efficacy and safety of high-frequency tarcocimab in patients with treatment-naïve wet AMD. Patients are randomized to receive either tarcocimab on a monthly dosing regimen or to receive standard-of-care aflibercept on a fixed dosing regimen of every 8-weeks after three monthly loading doses per its label. The primary endpoint is at year one. The DAYLIGHT study is intended to demonstrate the efficacy of tarcocimab to treat high need patients with wet AMD. DAYLIGHT has completed enrollment of approximately 550 patients worldwide, and we expect to announce topline data from this study in the third quarter of 2023.

Tarcocimab Manufacturing

In August 2020, we and our wholly-owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of drug substance for tarcocimab. The manufacturing agreement has an initial term of eight years, and Kodiak has the right to extend the term up to a total of 16 years. Kodiak and Lonza each has the ability to terminate this agreement upon the occurrence of certain conditions. Under the agreement, Kodiak and Lonza planned a custom-built facility (“Ursus”) dedicated to the commercial-scale manufacturing of Kodiak’s drug substance. In March 2022, the Ursus facility achieved mechanical completion. In May 2022, we announced the grand opening of this facility together with Lonza. The facility was commissioned as a cGMP facility in January 2023, and we began the manufacturing of commercial-scale cGMP batches in the first quarter of 2023.

KSI-501 Program Update

In 2022, we broadened our development pipeline of product candidates built on our ABC Platform with the filing of the Investigational New Drug (IND) application for KSI-501. KSI-501 is an investigational, first-in-class bispecific ABC that is designed to inhibit two mechanisms implicated in retinal diseases: vascular endothelial growth factor (VEGF) and interleukin-6 (IL-6). IL-6 is a pro-inflammatory cytokine and growth factor implicated in the pathophysiology of multiple retinal diseases and, in conditions for which anti-VEGF treatment is used, elevated levels of ocular IL-6 have been associated with poor anti-VEGF treatment response. KSI-501 is a trap-antibody fusion biopolymer conjugate designed to provide potent inhibition of (i) VEGF-mediated angiogenesis and vascular permeability through a soluble decoy receptor inhibiting the binding of VEGF-A and PLGF to their cognate receptors and (ii) IL-6 mediated inflammation through an antibody that binds soluble interleukin-6, inhibiting its binding to both soluble and membrane-bound IL-6 receptors. In preclinical studies KSI-501 was found to inhibit angiogenesis and also normalize inner and outer blood retinal barriers in primary-cell assays. Dual inhibition of VEGF and IL-6 by KSI-501 confers superior normalization of cell morphology and junctional biology compared to either anti-VEGF or anti-IL-6 monotherapy in cell-based assays. We believe KSI-501 has the potential to become a new category of retinal medicines with greater therapeutic efficacy than existing therapies while also benefiting from the promising long-interval durability of Kodiak’s ABC Platform. The IND for KSI-501 has been cleared by the FDA, and the Phase 1 study in diabetic macular edema (DME) patients is now screening patients.

Technology Platform Development

We continued progressing our technology development with our “triplet” platform. The triplet science is designed to bring our phosphorylcholine-based biopolymer, the central tenet of our ABC Platform, together with many hundreds of copies of small molecules chemically embedded in that biopolymer, which is conjugated to an antibody therapeutic. We believe this new antibody conjugate drug format offers broad and important utility for multifactorial ophthalmic diseases and also has significant relevance for systemic diseases. We continue to advance our triplet platform towards its initial therapeutic concepts.

Digital Health Platform Development

We are developing a visual engagement technology and imager (“VETi”) designed by Kodiak engineers initially to be used by eye care professionals for vision and ophthalmic anatomical examination, diagnosis and monitoring. Our longer-term goal with VETi, built with semiconductor technologies, is to deliver a wearable device for long-term health engagement and monitoring.

Importantly, we also believe the Kodiak VETi platform as a medical engagement and imaging platform has the potential to disrupt ophthalmology clinical trials by enabling new trial endpoints, thereby enabling faster and more cost-effective medicines development in ophthalmic disease, an area that historically requires lengthy and expensive trials. VETi may also aid in market build and shaping for undertreated or underdiagnosed diseases, such as diabetic eye diseases where Kodiak’s product candidates tarcocimab and KSI-501 are being studied and where early treatment and prevention may allow patients to achieve better outcomes.

The VETi platform is expected to begin pilot clinical testing mid-2023 to gather initial user input for continued innovation in the design and build of this new hardware and software platform.

Competition

The current standard of care for wet AMD, advanced stages of DR (including DME) and RVO is intravitreal administration of anti-VEGF monotherapies, principally Avastin, Lucentis and Eylea, which are well-established therapies and are widely accepted by physicians, patients and third-party payors.

In addition, newer competitors have recently received FDA approval, such as Vabysmo (faricimab) from Roche. Vabysmo is a bispecific antibody targeting VEGF and angiopoietin-2 (Ang-2) and received FDA approval for the treatment of wet AMD and DME in January 2022. Vabysmo demonstrated non-inferiority in visual acuity gains to Eylea in wet AMD and DME, with extended dosing of up to once every 16 weeks for slightly less than half of patients in Phase 3 trials. Vabysmo also demonstrated non-inferiority in visual acuity gains to Eylea in Phase 3 studies in RVO with monthly dosing regimen for both therapies. We believe Vabysmo may be perceived to offer incremental benefit in durability over currently established therapies such as Lucentis and Eylea and may become an important product in the marketplace.

Regeneron recently reported positive topline results from its Phase 3 studies of a higher dose formulation of aflibercept that met its non-inferiority endpoint in pivotal studies in wet AMD and DME while dosing a majority of patients on an every 3 or 4 month interval. If approved, we believe high dose aflibercept may become an important therapy in the marketplace given Regeneron’s incumbent position in retinal diseases.

There are also other companies and research organizations developing treatments targeting other molecular targets, potential gene therapy treatments, stem cell transplant treatments and medical devices for the treatment of wet AMD, DME, DR and RVO. We believe the therapeutic space of retinal diseases will become increasingly competitive in the future.

Funding Agreement

On December 1, 2019, we, and our subsidiary, Kodiak Sciences GmbH, entered into a funding agreement to sell a capped royalty right on global net sales of tarcocimab to Baker Bros. Advisors, LP (“BBA”) for $225.0 million. Under the funding agreement, BBA purchased the right to receive a capped 4.5% royalty on net sales following marketing approval of tarcocimab in exchange for $225.0 million in committed development funding payable to us. Unless earlier terminated or re-purchased by us, the royalty “caps” or terminates upon the date that BBA has received an aggregate amount equal to 4.5 times the funding amount paid to us. Under the terms of the funding agreement, BBA was required to pay the first $100.0 million of the funding amount at the closing of the funding transaction and the remaining $125.0 million of the funding amount, subject to delivery of notice by the Company, payable upon enrollment of 50% of the patients in the RVO clinical program. In July 2021, the funding agreement was amended, at the Company’s request, that the remaining funding amount of $125.0 million would not be paid.

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
•
satisfactory completion of FDA pre-approval inspection of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;
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

Many states have similar laws and regulations that may differ from federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payer. In addition, the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the ACA and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Moreover, several states and local jurisdictions have enacted legislation requiring pharmaceutical manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above.

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

Failure to maintain compliance with these healthcare laws could result in the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

U.S. Health Care Reform

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. Further, the United States, there have been and continue to be a number of healthcare-related legislative initiatives that have significantly affected the healthcare industry. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional challenges and healthcare form measures of the Biden administration will impact the ACA and our business.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We have prosecuted numerous patents and patent applications and possess know-how and trade secrets relating to the development and commercialization of our ABC Platform and product candidates, including related manufacturing processes and technology. As of December 31, 2022, we were the assignee of record for approximately 8 U.S. issued patents, and the applicant for approximately 15 U.S. pending patent applications and one pending PCT application directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as 40 patents issued in jurisdictions outside of the United States and 69 patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For example, these patents and patent applications include claims directed to:

•
therapeutic proteins and biologically active agents conjugated to a biopolymer, which comprise our ABC Platform;
•
specific therapeutics, including tarcocimab; and
•
components of our therapeutics.

The following patents and patent applications (including anticipated 20-year expiration dates, which could be altered by, for example, a disclaimer, patent term adjustment or patent term extension) relate to tarcocimab and/or ABC Platform:

Patent and Patent Application Numbers	Anticipated U.S. Expiration Date	Description of Representative U.S. Claims

US 8,846,021, US Appl. No. 17/553,605, EP Patent No. 1988910, JP Patent No. 5528710, JP Patent No. 5745009, and foreign applications in certain jurisdictions claiming priority to PCT/US2007/005372	2/28/2027	Representative claims include conjugates

US Appl. No. 17/409,578, AU Patent No. 2011239434, AU Patent No. 2017201930, BR Patent No. 11 2012 0261185, CA Patent No. 2795667, EP Patent No. 2558538, EP Patent No. 3549963, HK Patent No. 40015590, JP Patent No. 6568748, JP Patent No. 6754749, KR Patent No. 10-2416359, MX Patent No. 365521, and foreign applications in certain jurisdictions claiming priority to PCT/US2011/032768

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

	5/10/2030	Representative claims include copolymers and methods of making copolymers (ABC Platform specifically)

US 10,702,608, US Appl. No. 16/781869, EP Patent No. 3041513, JP Patent No. 6463361, JP Patent No. 6732056, and foreign applications in certain jurisdictions claiming priority to PCT/US2014/054622	12/21/2034	Representative claims include polymers and method of making polymers

US 11,066,465, US Appl. No. 17/301599, JP Patent No. 7088454, RU Patent No. 2744860, and foreign applications in certain jurisdictions claiming priority to PCT/US2016/069336	12/29/2036	Representative claims include antibody and antibody conjugate claims, as well as methods of making and using the conjugates

US Appl. No. 17/066856 and foreign applications in certain jurisdictions claiming priority to PCT/US2020/055074	10/9/2040	Representative claims include method of treating an eye disorder using the antibody conjugates

PCT Application No. PCT/US2022/024598	4/13/2042	Representative claims include method of treating an eye disorder using the antibody conjugates

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

Our issued U.S. patents will expire on dates ranging from 2027 to 2036. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2027 to 2042. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

As of December 31, 2022, we have a total of 28 pending trademark applications and issued trademark registrations. These include two trademark registrations and two pending trademark applications in the United States, and 21 trademark registrations and three pending trademark applications in jurisdictions outside of the United States. Of the trademark registrations in jurisdictions outside of the United States, 15 are in China and one is in each of Canada, the European Union, Japan, Singapore, Switzerland and the United Kingdom. Of the pending trademark applications in jurisdictions outside of the United States, two are in China and one is in India. We also may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section on “Risk Factors—Risks Related to Intellectual Property.”

Human Capital Management

As of December 31, 2022, we had 112 employees worldwide, of whom 12 were based outside of the United States. Of these employees, 77 employees were engaged in or support research, development and clinical activities, 28 of whom hold a Ph.D. degree or M.D. (or equivalent) degree. None of our employees is subject to a collective bargaining agreement. Given our expanding operations and need to further grow our headcount to support our business, we continually assess employee turnover, recruitment initiatives, compensation and benefits programs, safety in performing critical laboratory work, diversity and other matters relevant to human capital management, and we review results with our Board of Directors on a periodic basis. We aim to offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations and in each of employee groups at each level around the globe as assessed with internal and external benchmarking data.

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

Tarcocimab is our first product candidate in clinical trials. It may be years before a registrational-type trial is completed, if at all. Further, we cannot be certain that either tarcocimab or any of our other product candidates will be successful in clinical trials.

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

We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion. While we have certain preclinical programs such as our triplet programs in development and intend to initiate clinical trials for KSI-501, as well as intend to develop other product candidates, it will take additional investment and time for such programs to reach the same stage of development as tarcocimab.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND application or a clinical trial application, or CTA, will result in the FDA, European Medicines Agency, or EMA, or any other regulatory authority as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

•
inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
delays in reaching a consensus with regulatory agencies on study design;
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

•
imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND or amendment, CTA or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or study sites; developments on trials conducted by competitors for related technology that raises FDA, EMA or any other regulatory authority concerns about risk to patients of the technology broadly; or if the FDA, EMA or any other regulatory authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•
delays in identifying, recruiting and enrolling suitable patients to participate in our clinical trials, and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;
•
difficulty collaborating with patient groups and investigators;
•
failure by our CROs, other third parties, or us to adhere to clinical trial requirements;
•
failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practices, or GCPs, requirements, or applicable EMA or other regulatory guidelines in other countries;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We may also face delays if we are unable to reach agreement with the FDA, EMA or other regulatory authorities regarding CMC matters, including methodologies for, and assessment of, comparability of manufacturing procedures and lots.

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

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other comparable foreign regulatory authorities.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition. For example, the safety profile we have observed in the Phase 1a/1b study of tarcocimab and in the Phase 2b/3 clinical trial of tarcocimab in treatment-naïve subjects with neovascular wet AMD, and the Phase 3 clinical trial evaluating tarcocimab in treatment-naïve subjects with retinal vein occlusion may not be representative of the safety profile in additional studies. We may still observe significant safety events that may negatively impact the tarcocimab program and the ABC Platform. A safety profile for tarcocimab in line with today’s standard of care agents based on a safety database through pivotal studies of approximately 1,500 patients may not be sustained when administered to 100,000s of patients at varying dose intervals if approved.

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
•
the effects of health epidemics, including the resulting shelter-in-place, travel or similar restrictions;
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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal diseases for which we have product candidates, including wet AMD, DME/DR, and RVO. Certain of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD, DME/DR, and RVO. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to educate these parties on the benefits of switching to tarcocimab. Companies that we are aware are developing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer and Regeneron, AbbVie/Allergan, Mylan, Johnson & Johnson, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

Two Lucentis biosimilars were approved in the United States in 2022, and their approval may impact market dynamics and payor policies negatively for tarcocimab. Roche’s product, Vabysmo (faricimab) received FDA approval for the treatment of wet AMD and DME in January 2022 and met its non-inferiority endpoint in pivotal studies in RVO. We believe faricimab’s clinical profile together with physician enthusiasm for a new branded anti-VEGF will make it an important product in the marketplace. Regeneron reported positive topline results from its Phase 3 studies of a higher dose formulation of aflibercept that met its non-inferiority endpoint in pivotal studies in wet AMD and DME while dosing a majority of patients on an every 3 or 4 month interval. If approved, we believe high dose aflibercept may become an important therapy in the marketplace given Regeneron’s incumbent position in retinal diseases. Even if tarcocimab presents a compelling clinical profile, we may not be able to market our product candidates as effectively as our competitors. For example, entrenched franchises may seek to impede adoption of tarcocimab through significant discounts or rebates.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of retinal disease indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

Manufacturing our product candidates involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells, and harvesting and purifying the biologic produced by them. These processes require specialized facilities, highly specific raw materials and other production constraints. As a result, the cost to manufacture a biologic is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Because of the complex nature of our products, we need to oversee the manufacture of multiple components that require a diverse knowledge base and specialized personnel. Commercial manufacturing scale-up timelines may be negatively affected by material shortages, construction delays and supply chain challenges due to, among other factors, global supply chain shortages due to health epidemics, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, global macroeconomic conditions, bank failures or other reasons.

Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as our product candidates generally cannot be adequately characterized prior to manufacturing the final product. As a result, an assay of the finished product is not sufficient to ensure that the product will perform in the intended manner. Accordingly, we expect to employ multiple steps to attempt to control our manufacturing process to assure that the process works, and the product or product candidate is made strictly and consistently in compliance with the process.

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

We rely on third parties for raw materials needed for manufacturing tarcocimab. We may not be able to obtain adequate amounts in the future. These challenges are magnified by the international nature of our supply chain, which, for tarcocimab, requires drug substance and drug product sourced from single source suppliers from China, Japan, the United Kingdom, the United States and Switzerland. For example, the effects of health epidemics, like the COVID-19 pandemic and the resulting shelter-in-place, travel or similar restrictions may impact the timing of clinical resupply facing and BLA facing manufacturing activities.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA and foreign regulatory authority approval processes and continuous oversight. We will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with current good manufacturing practices, or cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. For example, our manufacturers are also engaged in the manufacturing of COVID-19 vaccines and therapeutic treatments, and the success of and demand for these vaccines and therapeutic treatments means we and our programs are competing for scarce manufacturing resources. We aim to distribute tarcocimab in a prefilled syringe early in our commercial rollout. We may not be able to complete our prefilled syringe activities in a timely manner, or we may fail technically to design and develop a prefilled syringe for tarcocimab. If we require large volumes of glass vials, we may not be able to secure a sufficient supply due to COVID-19-related shortages of glass and vials. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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
•
the clinical indications for which the product candidate is approved by FDA, EMA or other regulatory agencies;
•
product labeling or product insert requirements of the FDA, EMA or other comparable foreign regulatory authorities, including any limitations, contraindications or warnings contained in a product’s approved labeling;
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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the medicine is approved by the FDA, EMA or other comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Our inability to promptly obtain and maintain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

The time required to obtain approval by the FDA, EMA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We have not submitted for or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•
the FDA, EMA or comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or the portfolio of clinical trials planned for submission in our BLA;
•
the FDA, EMA or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use of our products;
•
the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•
we may be unable to demonstrate to the FDA, EMA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication(s), when compared to the standard of care, is acceptable;
•
the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•
study data may not be positive in all clinical trials demonstrating a mix of positive and negative clinical trial results;
•
the FDA, EMA or comparable foreign regulatory authorities may fail to approve the chemistry, manufacturing and controls processes, test procedures and specifications, or facilities or third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects.

We are conducting clinical trials for our product candidates outside the United States (or the respective jurisdictions of other regulatory authorities), and the FDA, (or EMA and applicable foreign regulatory authorities) may not accept data from such trials.

We plan to conduct one or more of our clinical trials outside the United States, including Europe and other foreign countries. The acceptance of study data from global clinical trials by the FDA, EMA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice and (2) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of their respective jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming, would delay aspects of our business plan and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA, EMA or grants marketing approval of a product candidate, we would not be permitted to manufacture, market or promote the product candidate in other countries unless and until comparable regulatory authorities in foreign jurisdictions had approved the candidate for use in their countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials. There can be no assurance that any clinical trials conducted in one jurisdiction will be accepted by regulatory authorities in other jurisdictions.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA, EMA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA or marketing authorization application, or MAA. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a REMS), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved BLA or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

Since the ACA’s enactment, there have been numerous challenges to the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. Further, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any such challenges and any additional healthcare reform measures of the Biden administration will impact the ACA and our business.

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
•
the availability of capital.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA, EMA and other comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA, EMA and other comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. Employee misconduct could also involve the improper use of, including improper trading based upon, information obtained in the course of clinical studies, which could result in regulatory sanctions and serious harm to our reputation.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of sales; and other adverse business consequences.

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

If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

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

We rely on trademarks, service marks, tradenames and brand names. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, any registered or unregistered trademarks or trade names that we currently have or may in the future acquire may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. We own a registered trademark for the mark “KODIAK” and “KODIAK SCIENCES” in the United States. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We engage a third party watching service to monitor use by third parties of names that are identical or similar to our name. We have identified at least two companies that are using names that we continue to monitor. We have sent cease and desist letters to two companies and filed trademark opposition proceedings against two companies. We were successful in both oppositions. If we deem it appropriate, we may decide to take further action with respect to those companies. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

As of December 31, 2022, we had 112 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Additionally, as a result of health epidemics, certain employees may remain in a remote work environment and outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks, and unauthorized dissemination of proprietary or confidential information, any of which could have a material adverse effect on our business.

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

Additionally, applicable data protection requirements, including, without limitation, laws, regulations, guidance as well as our internal and external policies and our contractual obligations, may require us to notify relevant stakeholders of security incident, including affected individuals, partners, collaborators, regulators, law enforcement agencies, and others. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to litigation or other liability, fines, harm to our reputation, significant costs, or other materially adverse effects. Any limitations or exclusions of liability in our contracts may not be enforceable or adequate or protect us from liability or damages.

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

Our operations, and those of our CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. For example, in connection to health epidemics like the COVID-19 pandemic, the various quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture product, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining clinical supplies of our product candidates. The extent to which health epidemics could impact our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the severity and the actions to contain or treat such outbreaks, epidemics, or pandemics, among others.

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

Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, such as the COVID-19 pandemic, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be materially and adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In response, we delayed initiation of the next set of tarcocimab pivotal studies by one quarter from June to September 2020 in order to assess how best to minimize the impact of COVID-19 on clinical trial conduct. We implemented and continued with various enhancements to our ongoing study execution to help ensure the safety of patients, physicians, study site staff and Kodiak operations team members during the COVID-19 pandemic, including the use of remote study monitoring.

The COVID-19 pandemic continues to unfold and we will continue to monitor our operations in response. We continue to observe government recommendations. Quarantines for COVID-19 or other viruses could impact personnel at third party manufacturing facilities, or the availability or cost of materials, which would disrupt our supply chain. While many of these materials may be obtained by more than one supplier, port closures and other restrictions resulting from the coronavirus outbreak in the region may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. As we work towards commercial scale-up and manufacturing activities to support BLA submission, there is competition with COVID-19 vaccine and therapeutic programs for manufacturing related (i) materials such as resins, filters, sterile tube sets, pipette tips; (ii) personnel such as facility engineering and construction as well as plant engineers and workers; and (iii) production slots in cGMP facilities.

In addition, our current and future clinical trials may be materially and adversely affected by health epidemics in the future. Site initiation and patient enrollment may be further delayed due to prioritization of hospital resources toward health epidemics. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure during health epidemics, and may adversely impact our clinical trial operations. Kodiak staff and/or our CRO partners may not be able to travel to study sites, impacting further site initiations and in-person monitoring of study data quality. Other Kodiak vendors on whom we depend, such as supply chain and logistics partners and our image reading centers may be disrupted, and our operations could be affected. Our clinical studies enroll patients who have underlying risk factors such as advanced age, hypertension and/or diabetes which could lead to higher than expected study discontinuation rates and/or missed visit rates if these patients are adversely affected by health epidemics. To date, we continue to see low levels of patient missed visits. Additionally, the pandemic could result in delayed recruitment in some or all of our clinical studies that are currently recruiting patients, for example if as a consequence of the pandemic patients are not willing to be seen by their physician as frequently as our study protocols require.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

The extent to which the risks and evolving effects of health epidemics like the COVID-19 pandemic impact our business and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements, business closures or business disruptions and the effectiveness of actions taken in the United States and in other countries to contain and treat the disease, including the effectiveness and timing of vaccine programs in the United States and worldwide. Health epidemics may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, the Company had $68.7 million of federal and $614.9 million of state net operating loss, or NOLs, that may be available to offset future taxable income. A portion of the federal NOL carryforwards begin to expire in 2035 and the state NOL carryforwards begin to expire in 2035, if not utilized. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including health epidemics, component shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia and related sanctions, bank failures and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money. We have a banking relationship with SVB and hold cash in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. As a result of bank failures, such as SVB, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

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

We have operations, as well as current and potential new suppliers and manufacturers, throughout Europe. If economic conditions in Europe and other key markets for our business remain uncertain or deteriorate further, we could experience adverse effects on our business, financial condition or results of operations.

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

We have incurred net losses in each reporting period since our inception, including net losses of $333.8 million, $267.0 million and $133.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $892.0 million.

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

Our operations have required substantial amounts of cash since inception. To date, we have funded our operations primarily through the sale of equity securities. Developing our product candidates is expensive, and we expect to continue our spending as we conduct the Phase 3 clinical trials for our tarcocimab product candidate and build manufacturing capacity. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

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

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us or at all. For example, the COVID-19 pandemic significantly disrupted world financial markets, negatively impacted US market conditions, increased the volatility of trading prices for biopharmaceutical companies, and may have reduced opportunities for us to seek out additional funding when needed. Similarly, the current Russia-Ukraine conflict has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain. Further, inflation rates, particularly in the United States, have increased recently to levels not seen in decades, and the Federal Reserve has raised, and may again raise, interest rates. These conditions of economic uncertainty and market volatility could limit additional capital available to us, if and when needed. In addition, it is possible that we may not be able to access a portion of our existing cash, cash equivalents and investments due to unforeseen market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC), took control and was appointed receiver of SVB. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. We currently have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations and cause the price of our common stock to decline.

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

Foreign currency exchange rate risk may impact our financial position and results

We use foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated expenses. We regularly monitor our foreign currency exchange rate exposures to ensure the overall effectiveness of its foreign currency exposures. While we engage in foreign currency hedging activity to reduce our risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors purchasing shares.

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2021 to December 31, 2022 ranged from a low of $5.04 to a high of $89.45 and from January 1, 2023 to February 28, 2023, ranged from a low of $6.50 to a high of $8.89. As a result, you may not be able to sell your common stock at or above the price that you paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
•
general economic, industry, and market conditions, including fluctuations attributable to health epidemics, the current inflationary environment, lowered consumer confidence, bank failures, the recent Russian invasion of Ukraine, as well as continued and any new sanctions against Russia by, among others, the United States and the European Union, which restrict a wide range of trade and financial dealings with Russia and Russia parties, and other unforeseeable circumstances; and
•
the other factors described in this “Risk Factors” section.

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations, including recently in connection with health epidemics, bank failures, broader macroeconomic conditional and/or geopolitical instability such as that resulting from the conflict between Russia and Ukraine, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models or prospects of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In this regard, worsening economic conditions, interest rate increases and/or other tapering policies from the government, and other adverse effects or developments relating to health epidemics or general economic environment may negatively affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices are located in Palo Alto, California, where we lease approximately 155,000 square feet of office, research and development, engineering and laboratory space pursuant to lease agreements commencing in June 2020. The initial lease term for 1200 Page Mill Road is 6.5 years and 13 years for 1250 Page Mill Road.

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

Holders of Common Stock

As of February 28, 2023, there were approximately 22 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Overview

Kodiak Sciences (“we” or the “Company”) is a biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases. Founded in 2009, we are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our ABC Platform™ uses molecular engineering to merge the fields of antibody-based and chemistry-based therapies and is at the core of Kodiak's discovery engine. Kodiak's lead product candidate, tarcocimab, is a novel anti-VEGF antibody biopolymer conjugate being developed for the treatment of retinal vascular diseases including diabetic eye diseases, the leading cause of blindness in working-age patients in the developed world, and wet age-related macular degeneration, the leading cause of blindness in elderly patients in the developed world. Kodiak has leveraged its ABC Platform to build a pipeline of product candidates in various stages of development. KSI-501 is our dual inhibitor antibody biopolymer conjugate targeting both VEGF (VEGF-trap) and IL-6 (anti-IL-6 antibody) for the treatment of retinal diseases. We are progressing our early research pipeline to include ABC Platform based triplet inhibitors for multifactorial retinal diseases such as dry AMD and glaucoma.

Tarcocimab Clinical Program Update

Looking across the development program for tarcocimab, we have four Phase 3 studies ongoing, namely our paired Phase 3 studies GLEAM and GLIMMER in diabetic macular edema (“DME“), Phase 3 study DAYLIGHT in wet age-related macular degeneration (“wet AMD”) and Phase 3 study GLOW in non-proliferative diabetic retinopathy (“NPDR”) without DME. All the studies are fully enrolled and expected to read out topline data in the third quarter of 2023.

GLEAM / GLIMMER – Paired Phase 3 Studies in Patients with Treatment-Naïve Diabetic Macular Edema

The Phase 3 GLEAM and GLIMMER studies are global, multi-center, randomized pivotal studies designed to evaluate the durability, efficacy and safety of tarcocimab in patients with treatment-naïve DME. In each study, patients are randomized 1:1 to receive either tarcocimab or aflibercept. The tarcocimab arm is treated with a proactive, individualized dosing regimen of every 8-, 12-, 16-, 20- or 24 weeks after three monthly loading doses. The aflibercept arm is treated with a fixed dosing regimen of every 8-weeks after five monthly loading doses, per its label. Both studies completed enrollment of approximately 450 patients each worldwide in the first quarter of 2022. The primary endpoint for both studies is at year one. We expect to announce topline data from these studies in the third quarter of 2023 (expected July). If successful, we expect that data from our GLEAM and GLIMMER studies will serve as the primary basis for regulatory approval of tarcocimab.

GLOW – Phase 3 Study in Patients with Non-Proliferative Diabetic Retinopathy without DME

The Phase 3 GLOW study is a global, multi-center, randomized pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab in treatment-naïve, moderately severe to severe NPDR without DME. Patients are randomized to receive either tarcocimab every six months after initiating doses given at baseline, 8 weeks and 20 weeks into the study, or to receive sham injections. The primary endpoint is at one year. Outcomes include changes in diabetic retinopathy severity, measured on a standardized photographic grading scale, and the rate of development of sight-threatening complications due to diabetic retinopathy. We believe tarcocimab has the potential to be the longest-interval intravitreal therapeutic option for patients with diabetic retinopathy. GLOW completed enrollment of approximately 240 patients in August 2022, and we expect to announce topline data from this study in the third quarter of 2023.

DAYLIGHT – Phase 3 Study in Patients with Treatment-Naïve Wet AMD

The Phase 3 DAYLIGHT study is a global, multi-center, randomized pivotal study designed to evaluate the efficacy and safety of high-frequency tarcocimab in patients with treatment-naïve wet AMD. Patients are randomized to receive either tarcocimab on a monthly dosing regimen or to receive standard-of-care aflibercept on a fixed dosing regimen of every 8-weeks after three monthly loading doses per its label. The primary endpoint is at year one. The DAYLIGHT study is intended to demonstrate the efficacy of tarcocimab to treat high need patients with wet AMD. DAYLIGHT has completed enrollment of approximately 550 patients worldwide, and we expect to announce topline data from this study in the third quarter of 2023.

Tarcocimab Manufacturing

In August 2020, we and our wholly-owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of drug substance for tarcocimab. The manufacturing agreement has an initial term of eight years, and Kodiak has the right to extend the term up to a total of 16 years. Kodiak and Lonza each has the ability to terminate this agreement upon the occurrence of certain conditions. Under the agreement, Kodiak and Lonza planned a custom-built facility (“Ursus”) dedicated to the commercial-scale manufacturing of Kodiak’s drug substance. In March 2022, the Ursus facility achieved mechanical completion. In May 2022, we announced the grand opening of this facility together with Lonza. The facility was commissioned as a cGMP facility in January 2023, and we began the manufacturing of commercial-scale cGMP batches in the first quarter of 2023.

KSI-501 Program Update

In 2022, we broadened our development pipeline of product candidates built on our ABC Platform with the filing of the Investigational New Drug (IND) application for KSI-501. KSI-501 is an investigational, first-in-class bispecific ABC that is designed to inhibit two mechanisms implicated in retinal diseases: vascular endothelial growth factor (VEGF) and interleukin-6 (IL-6). IL-6 is a pro-inflammatory cytokine and growth factor implicated in the pathophysiology of multiple retinal diseases and, in conditions for which anti-VEGF treatment is used, elevated levels of ocular IL-6 have been associated with poor anti-VEGF treatment response. KSI-501 is a trap-antibody fusion biopolymer conjugate designed to provide potent inhibition of (i) VEGF-mediated angiogenesis and vascular permeability through a soluble decoy receptor inhibiting the binding of VEGF-A and PLGF to their cognate receptors and (ii) IL-6 mediated inflammation through an antibody that binds soluble interleukin-6, inhibiting its binding to both soluble and membrane-bound IL-6 receptors. In preclinical studies KSI-501 was found to inhibit angiogenesis and also normalize inner and outer blood retinal barriers in primary-cell assays. Dual inhibition of VEGF and IL-6 by KSI-501 confers superior normalization of cell morphology and junctional biology compared to either anti-VEGF or anti-IL-6 monotherapy in cell-based assays. We believe KSI-501 has the potential to become a new category of retinal medicines with greater therapeutic efficacy than existing therapies while also benefiting from the promising long-interval durability of Kodiak’s ABC Platform. The IND for KSI-501 has been cleared by the FDA, and the Phase 1 study in diabetic macular edema (DME) patients is now screening patients.

Technology Platform Development

We continued progressing our technology development with our “triplet” platform. The triplet science is designed to bring our phosphorylcholine-based biopolymer, the central tenet of our ABC Platform, together with many hundreds of copies of small molecules chemically embedded in that biopolymer, which is conjugated to an antibody therapeutic. We believe this new antibody conjugate drug format offers broad and important utility for multifactorial ophthalmic diseases and also has significant relevance for systemic diseases. We continue to advance our triplet platform towards its initial therapeutic concepts.

Digital Health Platform Development

We are developing a visual engagement technology and imager (“VETi”) designed by Kodiak engineers initially to be used by eye care professionals for vision and ophthalmic anatomical examination, diagnosis and monitoring. Our longer-term goal with VETi, built with semiconductor technologies, is to deliver a wearable device for long-term health engagement and monitoring.

Importantly, we also believe the Kodiak VETi platform as a medical engagement and imaging platform has the potential to disrupt ophthalmology clinical trials by enabling new trial endpoints, thereby enabling faster and more cost-effective medicines development in ophthalmic disease, an area that historically requires lengthy and expensive trials. VETi may also aid in market build and shaping for undertreated or underdiagnosed diseases, such as diabetic eye diseases where Kodiak’s product candidates tarcocimab and KSI-501 are being studied and where early treatment and prevention may allow patients to achieve better outcomes.

The VETi platform is expected to begin pilot clinical testing mid-2023 to gather initial user input for continued innovation in the design and build of this new hardware and software platform.

Financial Operations Overview

Since inception in June 2009, we have devoted substantially all of our resources to discovering and developing product candidates and manufacturing processes, building our ABC Platform and assembling our core capabilities in drug development for high prevalence retinal diseases. We plan to continue to use third-party contract research organizations, or CROs, to carry out our preclinical and clinical development. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We continue to invest in commercial manufacturing capacity. We do not have any products approved for sale and have not generated any product revenue since inception.

We have funded our operations primarily through the sale and issuance of equity securities. In October 2018, we completed our initial public offering, or IPO. In December 2019, we completed a follow-on offering. In November 2020, we completed a second follow-on offering.

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance our product candidates, particularly tarcocimab, through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization; broaden and improve our platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. We expect to continue to incur additional costs associated with operating as a public company. Our net loss was $333.8 million, $267.0 million and $133.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $892.0 million.

Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of tarcocimab for wet AMD, RVO, DME or NPDR or delay our efforts to advance and expand our product pipeline.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $478.9 million.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of settlement of derivative contracts, net of tax provisions and amortized issuance costs from the liability related to the future sale of royalties to BBA in 2019.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Year Ended December 31,			2022 vs 2021 Change
	2022	2021	2020	Dollar	Percent
Operating expenses
Research and development	$267,591	$217,340	$107,389	$50,251	23%
General and administrative	73,788	49,711	28,618	24,077	48%
Loss from operations	(341,379)	(267,051)	(136,007)	(74,328)	28%
Interest income	7,071	298	2,966	6,773	*
Interest expense	(18)	(47)	(25)	29	*
Other income (expense), net	503	(190)	(30)	693	*
Net loss	$(333,823)	$(266,990)	$(133,096)	$(66,833)	25%

* Change is not meaningful

Research and Development Expenses

Research and development expenses increased $50.3 million, or 23%, during the year ended December 31, 2022 as compared to 2021.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,			2022 vs 2021 Change
	2022	2021	2020	Dollar
Tarcocimab program expenses	$132,953	$137,849	$58,563	$(4,896)
KSI-501 program expenses	6,964	4,529	1,573	2,435
ABC Platform and other program expenses	27,409	11,354	7,365	16,055
Payroll and personnel expenses	79,314	51,171	30,434	28,143
Facilities and other research and development expenses	20,951	12,437	9,454	8,514
Total research and development expenses	$267,591	$217,340	$107,389	$50,251

Tarcocimab program expenses decreased $4.9 million during the year ended December 31, 2022 as compared to 2021, primarily driven by the maturation of the tarcocimab clinical program and timing of manufacturing activities. We expect to read out topline data in the third quarter of 2023 for our paired long-interval Phase 3 studies GLEAM and GLIMMER in DME, short-interval Phase 3 study DAYLIGHT in wet AMD and prevention and treatment Phase 3 study GLOW in NPDR without DME, which are fully enrolled and have been designed to broaden tarcocimab’s product labeling.

KSI-501 program expenses increased $2.4 million during the year ended December 31, 2022 as compared to 2021, primarily due to manufacturing activities for KSI-501.

ABC Platform external expenses increased $16.1 million during the year ended December 31, 2022 as compared to 2021, primarily driven by manufacturing runs to support research and development efforts for our pipeline.

Payroll and personnel expenses increased $28.1 million during the year ended December 31, 2022 as compared to 2021, primarily due to stock-based compensation expense. We recorded stock-based compensation expense of $36.7 million during the year ended December 31, 2022 relating to the Kodiak 2021 Long-Term Performance Incentive Plan, or LTPIP, as compared to $9.0 million for the year ended December 31, 2021.

Facilities and other research and development expenses increased $8.5 million during the year ended December 31, 2022 as compared to 2021, primarily due to expansion of our Palo Alto facilities and infrastructure, as well as incremental research efforts on our pipeline.

General and Administrative Expenses

General and administrative expenses increased $24.1 million, or 48%, during the year ended December 31, 2022 as compared to 2021, primarily driven by stock-based compensation expense. We recorded stock-based compensation expense of $28.4 million for the year ended December 31, 2022 relating to the LTPIP, as compared to $6.7 million for the year ended December 31, 2021.

Interest Income

Interest income increased $6.8 million during the year ended December 31, 2022 as compared to 2021, which was mainly attributable to interest income earned on marketable securities invested during 2022.

Other Income (Expense), Net

Other income (expense), net increased $0.7 million during the year ended December 31, 2022 as compared to 2021, which was mainly attributable to gain from settlement of foreign currency forward contracts.

Comparison of the Fiscal Years Ended December 31, 2021 and 2020

For a comparison of our results of operations for the fiscal years ended December 31, 2021 and 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes, warrants and the sale of royalties. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $478.9 million.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money. We have a banking relationship with SVB and hold cash in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. As a result of bank failures, such as SVB, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

Future Funding Requirements

We have incurred net losses since our inception. For the years ended December 31, 2022, 2021 and 2020, we had net losses of $333.8 million, $267.0 million, and $133.1 million, respectively, and we expect to continue to incur additional losses in future periods. As of December 31, 2022, we had an accumulated deficit of $892.0 million. We believe that the cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating and capital expenditure requirements at least 12 months following the date of this Annual Report on Form 10-K.

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

The significant uncertainties caused by health epidemics, the ongoing conflict in Ukraine, inflation, rising interest rates, bank failures, lower consumer confidence, ongoing supply chain disruptions and volatile equity capital markets may also negatively impact our operations and capital resources. We and our key clinical and manufacturing partners have been able to continue to advance our operations, and we continue to monitor the impact of the aforementioned events on our ability to continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. One or more of these events may ultimately have a material adverse effect on our liquidity and operating plans.

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. See the section titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(206,459)	$(182,270)
Investing activities	(336,513)	(38,798)
Financing activities	1,895	8,182
Net increase (decrease) in cash, cash equivalents and restricted cash	$(541,077)	$(212,886)

Cash Flows from Operating Activities

Net cash used in operating activities was $206.5 million for the year ended December 31, 2022. Cash used in operating activities was primarily driven by the increase in net loss during this period due to increased payroll and personnel expenses and manufacturing and clinical trial costs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $336.5 million for the year ended December 31, 2022, was primarily related to net purchases of marketable securities during 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.9 million for the year ended December 31, 2022, was primarily due to proceeds from stock option exercises and proceeds from issuances of common stock pursuant to employee stock purchase plans.

Material Cash Requirements and Material Known Contractual Obligations and Commitments

Operating Leases

Operating lease payments represent our commitment for future minimum rent made under non-cancelable leases for our corporate offices in Palo Alto, California, and office and laboratory space in Visp, Switzerland. Total future undiscounted payments for our operating lease obligations as of December 31, 2022 were $117.3 million, of which $15.6 million is due in the next twelve months.

Embedded Lease

Embedded lease payments represent our commitment for future minimum payment made under the manufacturing agreement with Lonza Ltd. for the clinical and commercial supply of drug substance in a custom-built manufacturing facility. The total future payments relating to our embedded lease, including capital contribution payments, as of December 31, 2022 were approximately 184.5 million Swiss Francs, of which 34.5 million Swiss Francs is expected to be due in the next twelve months.

Manufacturing Agreements

The Company has entered into service and equipment purchase agreements in the normal course of business with various providers, which can contain minimum commitments or other noncancelable obligations. As of December 31, 2022, the total amount of contractual obligations related to these manufacturing agreements that are subject to cancellation fees, including accrued amounts, was $56.8 million, of which $55.5 million is expected to be due in the next twelve months.

For further information on our leases and manufacturing agreements, refer to Note 8 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Clinical Agreements

The Company may incur potential contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time.

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

Accrued Research and Development

Our accrued research and development costs are estimated based on the level of services performed, including the phase or completion of events, and contracted costs. Accrued clinical trial and related costs are estimated using data such as patient enrollment, clinical site activations or information provided by outside service providers regarding their actual costs incurred. Management determined accrual estimates through reports from and discussions with clinical personnel and outside service providers as to the progress of trials, or the services completed. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities and other current liabilities on the consolidated balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other assets until the services are rendered.

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

See Note 12 to our consolidated financial statements for stock-based compensation expense and related assumptions used in determining the fair value of our awards.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $478.9 million, primarily invested in money market funds and U.S. treasury securities. As of December 31, 2021, we had cash and cash equivalents of $731.5 million, primarily invested in money market funds. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2022, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $0.6 million.

We do not believe that other market risks, like foreign currency exchange rate risk, had a significant impact on our results of operations for any periods presented herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kodiak Sciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kodiak Sciences Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Accrued Clinical Trial and Related Costs

As described in Notes 2 and 4 to the consolidated financial statements, the Company recorded $18.3 million in accrued clinical trial and related costs as of December 31, 2022. Accrued clinical trial and related costs are estimated using data such as patient enrollment, clinical site activations or information provided by outside service providers regarding their actual costs incurred. Management determined accrual estimates through reports from and discussions with clinical personnel and outside service providers as to the progress of trials, or the services completed.

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

March 28, 2023

We have served as the Company’s auditor since 2016.

Kodiak Sciences Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$190,433	$731,510
Marketable securities	288,500	—
Prepaid expenses and other current assets	7,072	3,301
Total current assets	486,005	734,811
Restricted cash	6,324	6,324
Property and equipment, net	56,384	41,330
Operating lease right-of-use asset	59,369	66,744
Other assets	58,546	55,011
Total assets	$666,628	$904,220
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,130	$12,431
Accrued and other current liabilities	33,440	48,319
Operating lease liability	9,926	3,933
Total current liabilities	52,496	64,683
Operating lease liability, net of current portion	77,807	76,063
Liability related to sale of future royalties	99,996	99,943
Other liabilities	162	211
Total liabilities	230,461	240,900
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at December 31, 2022 and December 31, 2021; 52,333,850 and 51,826,257 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	1,329,509	1,221,532
Accumulated other comprehensive income (loss)	(1,307)	—
Accumulated deficit	(892,040)	(558,217)
Total stockholders’ equity	436,167	663,320
Total liabilities and stockholders’ equity	$666,628	$904,220

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Operating expenses
Research and development	$267,591	$217,340	$107,389
General and administrative	73,788	49,711	28,618
Total operating expenses	341,379	267,051	136,007
Loss from operations	(341,379)	(267,051)	(136,007)
Interest income	7,071	298	2,966
Interest expense	(18)	(47)	(25)
Other income (expense), net	503	(190)	(30)
Net loss	$(333,823)	$(266,990)	$(133,096)
Net loss per common share, basic and diluted	$(6.39)	$(5.16)	$(2.91)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	52,249,620	51,788,918	45,741,845
Other comprehensive income (loss)
Change in unrealized gains (losses) related to available-for-sale debt securities, net of tax	(1,307)	(53)	43
Total other comprehensive income (loss)	(1,307)	(53)	43
Comprehensive loss	$(335,130)	$(267,043)	$(133,053)

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	44,413,404	$5	$503,475	$10	$(158,131)	$345,359
Issuance of common stock upon exercise of stock options	704,675	—	6,248	—	—	6,248
Issuance of common stock in connection with follow-on offering, net of offering costs of $32,984	5,972,222	—	612,016	—	—	612,016
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	22,001	—	(487)	—	—	(487)
Stock-based compensation expense	—	—	30,668	—	—	30,668
Other comprehensive income	—	—	—	43	—	43
Net loss	—	—	—	—	(133,096)	(133,096)
Balances at December 31, 2020	51,112,302	5	1,151,920	53	(291,227)	860,751
Issuance of common stock upon exercise of stock options	463,796	—	7,743	—	—	7,743
Issuance of common stock upon vesting of restricted stock units	93,218	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	6,958	—	484	—	—	484
Issuance of common stock upon exercise of common stock warrants	149,983	—	—	—	—	—
Stock-based compensation expense	—	—	61,385	—	—	61,385
Other comprehensive loss	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(266,990)	(266,990)
Balances at December 31, 2021	51,826,257	5	1,221,532	—	(558,217)	663,320
Issuance of common stock upon exercise of stock options	126,999	—	1,770	—	—	1,770
Issuance of common stock upon vesting of restricted stock units	103,032	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	27,863	—	174	—	—	174
Issuance of common stock upon exercise of common stock warrants	249,699	—	—	—	—	—
Stock-based compensation expense	—	—	106,033	—	—	106,033
Other comprehensive loss	—	—	—	(1,307)	—	(1,307)
Net loss	—	—	—	—	(333,823)	(333,823)
Balances at December 31, 2022	52,333,850	$5	$1,329,509	$(1,307)	$(892,040)	$436,167

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(333,823)	$(266,990)	$(133,096)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,796	1,003	477
Stock-based compensation	106,033	61,385	30,668
Loss on disposal of long-lived assets	—	120	—
Net amortization (accretion) of premium (discount) on marketable securities	(1,068)	25	(51)
Settlement of derivative contracts	(616)	—	—
Amortization of operating lease right-of-use asset	7,205	7,708	3,731
Amortization of issuance costs	53	53	49
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,744)	(270)	(218)
Other assets	7,384	1,465	(1,814)
Accounts payable	1,660	(2,094)	5,224
Accrued and other current liabilities	(2,246)	13,511	11,748
Operating lease liability	7,907	1,814	(146)
Net cash provided by (used in) operating activities	(206,459)	(182,270)	(83,428)
Cash flows from investing activities
Purchase of property and equipment	(37,021)	(17,032)	(3,814)
Deposits on property and equipment	(10,342)	(46,266)	(3,184)
Purchase of marketable securities	(427,766)	—	(86,317)
Maturities of marketable securities	138,000	24,500	198,149
Proceeds from derivative activity	616	—	—
Net cash provided by (used in) investing activities	(336,513)	(38,798)	104,834
Cash flows from financing activities
Proceeds from issuance of common stock in connection with offering, net of offering costs	—	—	612,016
Proceeds from issuance of common stock upon options exercise	1,770	7,743	6,248
Payments for restricted stock units, net of taxes withheld	—	—	(487)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	174	484	—
Proceeds from sale of future royalties, net of issuance costs	—	—	99,643
Principal payments of tenant improvement allowance payable	(49)	(45)	(38)
Principal payments of finance lease	—	—	(5)
Net cash provided by (used in) financing activities	1,895	8,182	717,377
Net increase (decrease) in cash, cash equivalents and restricted cash	(541,077)	(212,886)	738,783
Cash, cash equivalents and restricted cash, at beginning of period	737,834	950,720	211,937
Cash, cash equivalents and restricted cash, at end of period	$196,757	$737,834	$950,720
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$190,433	$731,510	$944,396
Restricted cash	6,324	6,324	6,324
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$196,757	$737,834	$950,720

Supplemental cash flow information:
Cash paid for interest	$18	$22	$25
Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$(170)	$773	$75,614
Purchase of property and equipment under accounts payable and accruals	$2,917	$21,088	$803
Reclassification of deposits to property and equipment	$5,363	$2,370	$—
Unpaid offering costs	$—	$—	$238

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

Liquidity

As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $478.9 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash, cash equivalents and marketable securities will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Annual Report on Form 10-K.

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and the accounts of Kodiak Sciences Financing Corporation and Kodiak Sciences China, the Company’s direct wholly owned subsidiaries, incorporated in the United States and Cayman Islands, respectively, and Kodiak Sciences GmbH and Kodiak Sciences Valais GmbH, the Company’s indirect wholly owned subsidiaries, both incorporated in Switzerland. All intercompany accounts and transactions have been eliminated. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar. The aggregate foreign currency transaction gain (loss) included in determining net loss was $0.3 million, $(0.3) million, and $(0.3) million for the years ended December 31, 2022, 2021 and 2020, respectively.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of research and development of drugs for retinal diseases. The chief operating decision maker reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and expenses during the reporting period. Such estimates include, but are not limited to, accrued research and development and stock-based compensation. Actual results could differ from those estimates.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Risk and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including health epidemics, labor shortages, bank failures, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

The Company’s future results of operations involve a number of risks and uncertainties common to clinical stage companies in the biotechnology industry. The Company’s product candidates are in development and the Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biotechnology companies. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of any of the Company’s product candidates that receive regulatory approval, competition from new technological innovations, substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals, contract manufacturer and research organizations, and other suppliers.

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

The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to complete clinical trials, launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable by the Company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. As of December 31, 2022 and 2021, cash, cash equivalents and marketable securities were invested primarily in money market funds and U.S. treasury securities through highly rated financial institutions. Investments are restricted, in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

Cash and Cash Equivalents

The Company considers all highly liquid investments with stated maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

The Company may invest excess cash balances in marketable securities. The investments in marketable securities are classified as either held-to-maturity or available-for-sale based on facts and circumstances present at the time of purchase. Marketable securities with a remaining maturity date greater than one year are classified as non-current. The Company’s marketable securities can consist of U.S. treasury securities, commercial paper, and corporate bonds. Marketable debt securities that are available for sale, are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase of marketable debt securities is amortized and/or accreted to interest income or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the consolidated statement of operations and comprehensive loss.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Restricted Cash

As of December 31, 2022, and 2021, the Company had $6.3 million and $6.3 million, respectively, of long-term restricted cash deposited with financial institutions. The entire amount is held in separate bank accounts to support letter of credit agreements related to the Company’s U.S. corporate offices.

Derivatives and Hedging

Derivative instruments that do not qualify for hedge accounting are recognized on the consolidated balance sheet at fair value, with changes in the fair value recognized on the consolidated statement of operations and comprehensive loss as a component of other income (expense), net. The cash flows associated with these derivatives are reflected as cash flows from investing activities in the consolidated statement of cash flows.

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

Leases

The Company determines if an arrangement is, or contains, a lease at inception and then classifies the lease as operating or financing based on the underlying terms and conditions of the contract. Leases with terms greater than one year are initially recognized on the consolidated balance sheet as right-of-use assets and lease liabilities based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the rate incurred to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term and in a similar economic environment of the applicable country or region. Variable lease payments are excluded from the right of use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Construction in progress reflects amounts incurred for construction or improvements of property or equipment that have not been placed in service. Construction in progress is transferred to specific property and equipment and depreciated when these assets are ready for their intended use. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally follows:

Asset Category	Useful Lives
Furniture and Fixtures	5 years
Machinery and Equipment	3 to 10 years
Computer Software and Hardware	3 to 5 years
Leasehold improvements	Lesser of the useful life or the term of the respective lease

Upon sale or retirement of assets, the costs and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets. There have been no such impairments of long-lived assets in the years ended December 31, 2022 and 2021.

Research and Development Expenses

Costs related to research, design and development of products are charged to research and development expense as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, including stock-based compensation, laboratory supplies, outside services and allocated overhead, including rent, depreciation and utilities.

Accrued Research and Development

The Company has entered into various agreements with various third parties, including clinical investigator sites, contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), to provide research and development activities. The Company’s accrued research and development costs are estimated based on the level of services performed, including the phase or completion of events, and contracted costs. Accrued clinical trial and related costs are estimated using data such as patient enrollment, clinical site activations or information provided by outside service providers regarding their actual costs incurred. Management determined accrual estimates through reports from and discussions with clinical personnel and outside service providers as to the progress of trials, or the services completed. The estimated costs of research and development provided, but not yet invoiced, are included in accrued and other current liabilities on the consolidated balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses or other assets until the services are rendered.

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

The Company has certain stock options and restricted stock units that vest in conjunction with certain performance conditions. At each reporting date, the Company is required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon the Company's assessment of accomplishing each performance provision. Refer to Note 12.

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

Liability related to Sale of Future Royalties

On December 1, 2019, the Company and its subsidiary Kodiak Sciences GmbH entered into a funding agreement with Baker Bros. Advisors, LP (“BBA”), which holds more than 5% of the Company’s stock, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of tarcocimab, the Company’s anti-VEGF antibody biopolymer conjugate therapy, in exchange for $225.0 million. Under the terms of the funding agreement, there is no obligation to repay any funding amount received, other than through the capped royalty payments on future product revenues. The Company recorded the funding amount paid by BBA as a liability on the consolidated balance sheet net of issuance costs, in accordance with ASC 730, Research and Development. Under ASC 730, the significant related party relationship between the Company and BBA creates an implicit obligation to repay the funding amount paid to the Company. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time. In July 2021, the funding agreement was amended, at the Company’s request, that the remaining funding amount of $125.0 million would not be paid. Refer to Note 15.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB"), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the year ended December 31, 2022 that are of significance to the Company.

3. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Furniture and Fixtures	$1,969	$214
Machinery and Equipment	12,763	4,672
Computer Software and Hardware	374	289
Leasehold Improvement	43,483	1,285
Construction in Progress	4,519	37,809
Total property and equipment	63,108	44,269
Less: Accumulated depreciation	(6,724)	(2,939)
Property and equipment, net	$56,384	$41,330

All property and equipment are maintained in the United States and Switzerland. Depreciation expense was $3.8 million, $1.0 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued clinical trial and related costs	$18,334	$21,776
Accrued salaries and benefits	6,033	6,187
Accrued manufacturing and research & development costs	5,978	6,041
Accrued leasehold improvements	1,893	13,021
Accrued legal fees	245	403
Accrued professional fees	39	176
Accrued other liabilities	919	715
Total accrued and other current liabilities	$33,440	$48,319

5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$173,617	$—	$—	$173,617
Marketable securities:
U.S. treasury securities	—	$288,500	—	$288,500
Total	$173,617	$288,500	$—	$462,117

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$706,703	$—	$—	$706,703
Total	$706,703	$—	$—	$706,703

As of December 31, 2022 and 2021, the fair value of the liability related to sale of future royalties is based on our current estimates of future royalties expected to be paid to BBA, which are considered Level 3 inputs. Refer to Note 15. There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2022 and 2021.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

6. Marketable Securities

The marketable securities are classified as available-for-sale and consist of U.S. treasury securities. The fair value measurement data for marketable securities is obtained from independent pricing services. The Company validates the prices provided by the third-party pricing services by understanding the valuation methods and data sources used and analyzing the pricing data in certain instances.

The following table summarizes the marketable securities (in thousands):

As of December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$289,807	$—	$(1,307)	$288,500
Total	$289,807	$—	$(1,307)	$288,500

The Company had no marketable securities as of December 31, 2021. All marketable securities held as of December 31, 2022 had effective maturities of less than one year. The unrealized losses for marketable securities related to changes in interest rates. No allowance for credit losses was recorded and no impairment losses were recognized for the year ended December 31, 2022. The Company did not realize any gains or losses recognized on the sale or maturity of available-for-sale debt securities during the year ended December 31, 2022 and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.

7. Derivatives

Starting 2022, the Company uses certain derivative instruments, that are not designated as hedges for accounting purposes, which include foreign currency forward contracts. The Company uses standard models with market-based inputs which include exchange rate curves of the foreign currency for translating future cash flows. Although these derivatives do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. As of December 31, 2022, these derivatives have been net settled.

8. Commitments and Contingencies

Leases

Palo Alto, California Leases

In June 2020, the Company entered into lease agreements for two buildings at 1200 and 1250 Page Mill Road in Palo Alto, California, which are now the Company’s U.S. corporate offices. The facilities are approximately 82,662 square feet and 72,812 square feet, respectively and include office and laboratory space. For 1200 Page Mill Road, the monthly rent during the initial 6.5-year term will be approximately $0.6 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $7.2 million. The Company has an option to extend the lease term for a period of 6.5 years. For 1250 Page Mill Road, the monthly rent during the initial 13-year term will be approximately $0.5 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $6.3 million. The Landlord will provide a tenant improvement allowance of approximately $1.2 million and $10.6 million for each building, respectively. The Company has two options to extend the lease term for a period of 5 years each. The Company determined that the renewal options were not reasonably certain at lease inception for the two buildings. The Company executed a $10.9 million cash-collateralized letter of credit, which was subsequently reduced to $6.2 million as a result of meeting certain reduction requirements specified therein in 2020. The cash collateralizing the letter of credit is classified as restricted cash on the Company’s consolidated balance sheet. Under ASC 842, the Company classified these leases as operating leases and recorded right-of-use assets and lease liabilities on the lease commencement date. As of December 31, 2022, the Company received a tenant improvement allowance of $10.2 million.

The Company continues to lease office and laboratory space at 2631 Hanover Street in Palo Alto, California. The Company entered into a lease agreement in January 2013 which was amended in March 2016 and extended the lease term until October 2023. The Company classified this lease as an operating lease and recorded a right-of-use asset and lease liability.

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

The maturities of the operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Year ending December 31,	As of December 31, 2022
2023	$15,592
2024	15,020
2025	15,458
2026	15,909
2027	9,183
Thereafter	46,184
Total undiscounted lease payments	117,346
Less: imputed interest	(28,055)
Less: future tenant improvement reimbursements	(1,558)
Total operating lease liabilities	$87,733

The minimum lease payments above do not include any related common area maintenance charges or real estate taxes. The operating lease expense for the years ended December 31, 2022, 2021 and 2020 were $12.8 million, $12.8 million and $6.1 million, respectively. The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	8.4	8.8
Weighted-average discount rate	6.8%	6.7%

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

In April 2021, the agreement was amended to provide for higher annual manufacturing capacity. The Company expanded and finalized the design and scope of the bioconjugate manufacturing facility with a revised estimated capital contribution of approximately 75.0 million Swiss Francs of which the Company has paid 40.0 million Swiss Francs of the capital contribution, equivalent to 44.1 million U.S. Dollars, which is recorded in other assets on the consolidated balance sheet as of December 31, 2022. Over the period from 2022 through 2029, manufacturing payments totaling approximately 150.0 million Swiss Francs may be incurred for potential commercial supply of tarcocimab drug substance. These commitments are not included in the operating lease liabilities table above.

The Company concluded that this agreement contains an embedded lease as the custom-built manufacturing suite will be dedicated for the Company’s use. As of December 31, 2022, the Company did not have control of this manufacturing space and therefore, did not record a right-of-use asset and corresponding lease liability. On January 31, 2023, the custom-built manufacturing suite was commissioned as a cGMP facility and the right-of-use asset and corresponding lease liability were subsequently recorded.

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

As of December 31, 2022 and 2021, the total amount of contractual obligations related to these manufacturing agreements that are subject to cancellation fees, including accrued amounts, were $56.8 million and $69.5 million, respectively. These amounts represent our minimal contractual obligations, excluding the commitments under the embedded lease arrangement. Purchases under these manufacturing agreements for the years ended December 31, 2022, 2021 and 2020 were $47.4 million, $31.8 million and $16.8 million, respectively. As of December 31, 2022, the Company had not incurred any cancellation fees under the manufacturing agreements.

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

As of December 31, 2022 and 2021, the current portion of the tenant improvement allowance payable in accrued and other current liabilities was less than $0.1 million and less than $0.1 million, respectively. As of December 31, 2022 and 2021, the non-current portion of the tenant improvement allowance payable in other liabilities was $0.2 million and $0.2 million, respectively.

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

9. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
United States	$(163,240)	$(46,590)	$(17,273)
Foreign	(170,550)	(220,326)	(115,809)
Total loss before income taxes	$(333,790)	$(266,916)	$(133,082)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	33	74	14
Total current	33	74	14

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Provision (Benefit) for income taxes	$33	$74	$14

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$117,232	$75,259	$28,451
Intangible assets	166,259	166,269	12,088
Research and development tax credits	25,110	18,330	10,527
Stock-based compensation	23,576	10,823	8,405
Accruals	1,562	1,532	1,367
Operating lease liability	25,548	23,142	22,276
Property and equipment	—	—	127
Sec. 174 Capitalized R&D	7,914	—	—
Total deferred tax assets	367,201	295,355	83,241
Valuation allowance	(347,789)	(275,788)	(62,005)
Net deferred tax assets	19,412	19,567	21,236
Deferred tax liabilities:
Operating lease right-of-use asset	(17,073)	(19,217)	(21,234)
Capitalized legal fees	—	—	(2)
Property and equipment	(2,339)	(350)	—
Total deferred tax liabilities	(19,412)	(19,567)	(21,236)
Total net deferred tax assets	$—	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The net change in the total valuation allowance for the years ended December 31, 2022, 2021 and 2020 was an increase of approximately $72.0 million, $213.8 million and $24.8 million, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them pursuant to Internal Revenue Code Section 174 beginning in 2022. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses.

NOLs and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. The Company periodically completes a Section 382 analysis. Subsequent ownership changes since the most recent study may further affect the limitation in future years.

As of December 31, 2022, the Company had $68.7 million of federal and $614.9 million of state net operating loss available to offset future taxable income. A portion of the federal net operating loss carryforwards begin to expire in 2035 and the state net operating loss carryforwards begin to expire in 2035, if not utilized. $50.6 million of the federal net operating loss are not subject to expiration.

As of December 31, 2022, the Company also had federal and state research and development credit carryforwards of approximately $24.6 million and $8.1 million, respectively. The federal research and development credit carryforwards expire beginning 2035. The California tax credit can be carried forward indefinitely.

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic and the Families First Coronavirus Response Act, or FFCR Act, which permits employees of certain organizations paid sick time stemming from COVID-19-related issues. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of NOLs generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; temporarily liberalizing the interest deductibility rules under Section 163(j) of the CARES Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The CARES Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2022, 2021, or 2020.

The Consolidated Appropriations Act, 2021, which was enacted on December 27, 2020, has expanded, extended, and clarified selected CARES Act provisions, specifically on Paycheck Protection Program loans and Employee Retention Tax Credits, 100% deductibility of business meals as well as other tax extenders. The Consolidated Appropriations Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2022, 2021, or 2020.

California Assembly Bill 85 (AB 85) was signed into law by Governor Gavin Newsom on June 29, 2020. The legislation suspends the California NOL deductions for 2022, 2021, and 2020 for certain taxpayers and imposes a limitation on certain California tax credits for 2022, 2021, and 2020. The legislation disallows the use of California NOL deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1,000,000. The carryover periods for NOL deductions disallowed by this provision will be extended. Additionally, any business credit will only offset a maximum of $5,000,000 of California tax. Given the Company’s taxable loss position, this legislation did not impact the tax provision for the years ended December 31, 2022, 2021, or 2020.

California Senate Bill 113 (SB 113), was signed into law by Governor Newsom on February 9, 2022. The legislation contains important California tax law changes, including reinstatement of business tax credits and net NOL deductions limited by AB 85 mentioned above. Given the Company’s taxable loss position, this legislation did not impact the tax provision for the years ended December 31, 2022.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes	5.8	6.7	4.3
Foreign tax rate differential	(4.7)	(7.7)	(7.9)
Change in valuation allowance	(20.0)	(78.3)	(17.3)
Stock-based compensation	(3.9)	(1.2)	6.7
Research tax credit	1.8	2.4	3.8
Sale of future royalties	—	0.1	(9.4)
Section 162(m)	—	(0.8)	(1.2)
Intangible valuation	—	57.8	—
Provision for income taxes	0.0%	0.0%	0.0%

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. As of December 31, 2022, 2021 and 2020, none of the unrecognized tax benefits would affect income tax expense with consideration of the valuation allowance. The Company does not anticipate the uncertain tax positions will materially change in the next 12 months. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

The beginning and ending unrecognized tax benefits amounts are as follows (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Unrecognized tax benefits at beginning of period	$6,729	$4,650	$1,838
Increases related to current year tax positions	849	2,079	2,812
Unrecognized tax benefits at end of period	$7,578	$6,729	$4,650

The Company files income tax returns in the United States and Switzerland. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits.

10. Preferred Stock

As of December 31, 2022 and 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue up to 10,000,000 shares of preferred stock at the par value of $0.0001 per share. As of December 31, 2022, there are no shares of the Company’s preferred stock issued or outstanding.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

11. Common Stock

As of December 31, 2022 and 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 490,000,000 shares of common stock at the par value of $0.0001 per share. Each share of common stock is entitled to one vote. The board of directors may declare and pay dividends to holders of common stock. The Company has never declared or paid any dividends on common stock.

The Company had reserved common stock for future issuances as follows:

	December 31, 2022	December 31, 2021
Exercise of options outstanding and release of restricted shares	16,822,629	14,887,847
Exercise of common stock warrants outstanding	—	250,000
Issuance of common stock under the 2018 Equity Incentive Plan	1,934,606	2,101,369
Issuance of common stock under the 2018 Employee Share Purchase Plan	425,179	453,042
Total	19,182,414	17,692,258

12. Stock-Based Compensation

2018 Equity Incentive Plan

In August 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. The 2018 Plan initially reserved 4,300,000 shares of common stock for the issuance of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company. The number of shares available for issuance increases annually on the first day of each fiscal year equal to the least of (1) 4,300,000 shares, and (2) 4% of outstanding shares of common stock as of the last day of the immediately preceding year, and (3) such other amount as determined by the board of directors. The exercise price of options must be equal to at least the fair market value of the common stock on the grant date. For ISOs, the term may not exceed ten years, except in respect to any participant with more than 10% of voting power of all classes or stock then the term may not exceed five years and the exercise price must be equal to at least 110% of the fair market value of the common stock on the grant date. Options and RSUs granted generally vest over four years.

The number of shares available for issuance increased by 2,073,050 shares in 2022 and there were 1,934,606 shares available for grant under the 2018 Plan as of December 31, 2022.

2021 Long-Term Performance Incentive Plan

The 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”) was designed to be a long-term, pay-for-performance, incentive plan that would further align the interests of management and other eligible employees with the creation of substantial long-term value for the Company's stockholders. During 2021, eligible employees were provided a one-time opportunity to "opt-in" and forgo a portion of their annual equity incentive awards in exchange for a one-time grant of performance-based stock options from the 2021 LTPIP and 2018 Plan, collectively referred to as the "LTPIP Program". There were no options granted under the LTPIP Program for the year ended December 31, 2022.

Shares underlying the options granted under the LTPIP Program may be earned based on the achievement of the performance-based requirement based on stock price goals and/or certain operational milestones based on approval by the U.S. Food and Drug Administration of a Biologics License Application in respect of a first, second, and third major indication and based on sales. The performance-based requirement and operational milestones were not achieved as of December 31, 2022.

The Company determined the exchange of the original award of annual equity incentive awards with the modified award of options granted under the LTPIP Program represented a change in the original terms and conditions. The modification resulted in additional compensation cost equal to the incremental value between the original and modified awards to be recognized. For the annual equity incentive awards, the Company continues to record the unrecognized compensation expense over the original vesting period. For the options granted under the LTPIP Program, the stock-based compensation expense recognized during the years ended December 31, 2022 and 2021 was $65.1 million and $15.7 million, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

As of December 31, 2022, there was $247.9 million of unrecognized stock-based compensation expense related to the 6,818,584 options granted under the LTPIP Program, but not yet earned or vested, to be recognized over a weighted-average period of 4.02 years.

Stock Options

Stock option activity, including stock options and PSOs under the 2021 LTPIP, 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	14,523,917	$61.68	8.60	$335,440
Granted	3,079,120	$8.99
Exercised	(126,999)	$13.93
Forfeited or canceled	(933,931)	$75.23
Outstanding at December 31, 2022	16,542,107	$51.48	7.91	$5,410
Shares exercisable December 31, 2022	8,452,058	$41.84	7.03	$5,390
Vested and expected to vest December 31, 2022	16,542,107	$51.48	7.91	$5,410

The weighted-average grant date fair value of the time-vested stock options granted for 2022, 2021 and 2020 was $6.31, $51.55 and $32.44 per share, respectively. The total intrinsic value of stock options exercised during 2022, 2021 and 2020 was $6.1 million, $40.2 million, and $58.1 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

Employee Stock Options

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of time-vested employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	83%	61%	66%
Risk-free interest rate	2.86%	1.03%	0.39%
Dividend yield	0%	0%	0%
Expected term	5.98	6.25	6.00

The Company granted 3,079,120 options to employees in 2022. The total fair value of employee options vested during the years ended December 31, 2022, 2021 and 2020 was $28.9 million, $26.9 million and $19.7 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2022, 2021 and 2020 for options granted to employees, including the options granted under the LTPIP Program, was $93.8 million, $44.1 million and $20.8 million, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Restricted Shares

Restricted share activity, including restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”), under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	363,930	$72.75
Granted	67,750	20.71
Vested	(103,032)	71.06
Canceled	(48,126)	76.44
Unvested at December 31, 2022	280,522	$60.17

Employee Restricted Stock Units

The Company granted 67,750 RSUs to employees in 2022. The total fair value of RSUs vested during the year ended December 31, 2022, 2021, and 2020 was $4.9 million, $3.2 million and $0.3 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2022, 2021 and 2020 for RSUs was $4.6 million, $4.4 million, and $1.9 million, respectively.

Non-Employee Awards

The Company granted no stock options or RSUs to non-employees during the year ended December 31, 2022. The fair value of non-employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Expected volatility	60%	67%
Risk-free interest rate	0.97%	0.36%
Dividend yield	0%	0%
Expected term	5.69	5.56

Stock-based compensation expense recognized during the years ended December 31, 2022, 2021 and 2020 for equity awards granted to non-employees was $1.2 million, $1.2 million and $0.7 million, respectively.

Performance-Based Awards

In December 2019, the Company granted 170,150 performance-based stock options and 128,900 performance-based RSUs (collectively "2019 PSA"). These equity awards would vest 25% upon the achievement of specific clinical development milestones. The remaining awards would then vest in three equal annual installments after that date. The performance criteria for 2019 PSA was achieved in June 2021. 42,536 of the performance-based stock options and 25,907 of the performance-based restricted stock vested during 2022. The total fair value of the performance-based stock options and RSUs vested during the years ended December 31, 2022 was $3.9 million.

The Company estimated the fair value of the 2019 PSA using the Black-Scholes valuation model and significant assumptions included an expected volatility of 72%, a risk-free rate of 1.67%, expected dividend yield of 0%, and expected term of 6.31 years.

In February 2021, the Company granted 190,831 performance-based stock options ("2021 Feb PSO"). These stock options will vest 25% upon the achievement of specific clinical development milestones. The remaining awards would then vest in 36 successive equal monthly installments after the performance criteria is achieved. The performance criteria for 2021 PSOs was achieved in February 2022. 80,456 of the performance-based stock options vested during 2022. The total fair value of the performance-based stock options vested during the year ended December 31, 2022 was $6.2 million.

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

In August 2021, the Company granted 478,750 performance-based stock options ("2021 Aug PSO"). These stock options will vest upon the achievement of specific clinical development milestones with the percentage of shares earned being dependent on the relative total stockholder return over the performance period. The remaining shares will then vest in 12 successive equal monthly installments after the performance criteria is achieved. As of December 31, 2022, the requisite performance criteria for the 2021 Aug PSO was not achieved and not probable and no stock-based compensation expense was recognized during the year ended December 31, 2022.

The Company estimated the weighted-average fair value of the 2021 Aug PSO using the Monte Carlo simulation model. Significant assumptions utilized in estimating the fair value of 2021 Aug PSO include an expected volatility of 60%, a risk-free rate of 1.05%, expected dividend yield of 0%, and expected term of 6.49 years.

Performance-based awards are recorded as expense beginning when vesting events are determined to be probable. Stock-based compensation expense recognized during the years ended December 31, 2022, 2021 and 2020 for the performance-based equity awards was $6.3 million, $11.4 million and $7.2 million, respectively.

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

The Company issued 27,863 shares under the ESPP during the year ended December 31, 2022. Stock-based compensation expense recognized during the year ended December 31, 2022 and 2021 for the ESPP was $0.2 million and $0.3 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation is classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$59,288	$33,237	$16,957
General and administrative	46,745	28,148	13,711
Total stock-based compensation	$106,033	$61,385	$30,668

As of December 31, 2022, the Company had $311.3 million of unrecognized compensation expense related to unvested share-based awards including options granted under the LTPIP Program and ESPP, which is expected to be recognized over a weighted-average period of 3.61 years.

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

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as accrued liabilities and other current liabilities on the consolidated balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. At December 31, 2022, there were no early exercised stock options subject to the Company’s right of repurchase.

13. Net Loss per Common share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(333,823)	$(266,990)	$(133,096)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	52,249,620	51,788,918	45,741,845
Net loss per share attributable to common stockholders, basic and diluted	$(6.39)	$(5.16)	$(2.91)

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of December 31,
	2022	2021	2020
Outstanding stock options	16,542,107	14,523,917	6,897,276
Unvested restricted shares	280,522	363,930	359,945
Total	16,822,629	14,887,847	7,257,221

14. 401(k) Plan

In 2011, the Company adopted a 401(k) retirement and savings plan covering all employees. The 401(k) plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The 401(k) plan was amended to include an employer matching provision in 2019. The Company will make matching contributions of 100% of employee contributions up to a maximum of 50% of the individual maximum contribution limit allowed under the IRS rules. For the years ended December 31, 2022, 2021 and 2020, the expense related to the matching contributions was $0.9 million, $0.7 million and $0.6 million, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

15. Liability related to Sale of Future Royalties

On December 1, 2019, the Company and its subsidiary Kodiak Sciences GmbH entered into a funding agreement with BBA, which holds more than 5% of the Company’s capital stock, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of tarcocimab, the Company’s anti-VEGF antibody biopolymer conjugate therapy, in exchange for $225.0 million. The royalty terminates upon the date that BBA has received an aggregate amount equal to 4.5 times the funding amount paid to the Company, unless earlier terminated or repurchased by the Company. Under the terms of the funding agreement, there is no obligation to repay any funding amount received, other than through the capped royalty payments on future product revenues. The Company has the option, exercisable at any point during the term of the funding agreement, to repurchase 100% of the royalties due to BBA for a purchase price equal to 4.5 times the funding amount paid to the Company as of such time, less amounts paid by the Company to BBA.

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

The Company recorded the initial $100.0 million payment as a liability on the consolidated balance sheet net of issuance costs. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time. As of December 31, 2022, royalty payments are not probable and estimable.

For the years ended December 31, 2022 and 2021, no interest expense was recognized for the liability related to the sale of future royalties.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

We are a non-accelerated filer under the Exchange Act and not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, this Annual Report does not include an attestation report of our registered public accounting firm regarding the effectiveness of internal control over financial reporting as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2022, or the Proxy Statement, under the caption “Executive Officers” and “Board of Directors and Corporate Governance”, and is incorporated in this Annual Report on Form 10-K by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at ir.kodiak.com/corporate-governance/governance-overview. We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at the website address and location specified above.

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

(3) EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Kodiak Sciences Inc.	10-Q	001-38682	3.1	11/16/2018

3.2	Amended and Restated Bylaws of Kodiak Sciences Inc.	10-Q	001-38682	3.2	11/16/2018

4.1	Form of Common Stock Certificate	S-1/A	333-227237	4.1	9/24/2018

4.2	Investors’ Rights Agreement, dated September 8, 2015, as amended, by and among the registrant and the investors and founders named therein	S-1/A	333-227237	4.2	9/24/2018

4.5	Form of Class B Share Warrant	S-1/A	333-227237	4.5	9/7/2018

4.6	Description of Securities	10-K	001-38682	4.6	3/16/2020

4.7	Registration Rights Agreement, dated March 1, 2021, by and among the registrant and the investors named therein	10-K	001-38682	4.7	3/1/2021

10.1+	Form of Director and Officer Indemnification Agreement	S-1/A	333-227237	10.1	9/24/2018

10.2+	2009 Options and Profits Interest Plan	S-1	333-227237	10.2	9/7/2018

10.3+	2015 Share Incentive Plan	S-1	333-227237	10.3	9/7/2018

10.4+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2009 Option and Profits Interest Plan	S-1	333-227237	10.4	9/7/2018

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Share Incentive Plan	S-1	333-227237	10.5	9/7/2018

10.6+	2018 Equity Incentive Plan	S-1/A	333-227237	10.6	9/24/2018

10.7+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.7	9/24/2018

10.8+	Form of Notice of Restricted Stock Unit Grant and Terms and Conditions of Restricted Stock Unit Grant under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.8	9/24/2018

10.9+	2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.9	9/24/2018

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.10+	Form of Subscription Agreement under the 2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.10	9/24/2018

10.11+	Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Victor Perlroth	S-1/A	333-227237	10.11	9/24/2018

10.12+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and John Borgeson	S-1/A	333-227237	10.12	9/24/2018

10.13+	Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Jason Ehrlich	S-1/A	333-227237	10.13	9/24/2018

10.14+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Hong Liang	S-1/A	333-227237	10.14	9/24/2018

10.15+	Executive Incentive Compensation Plan	S-1/A	333-227237	10.15	9/24/2018

10.16*+	Outside Director Compensation Policy	10-K	001-38682	10.16	3/1/2022

10.17	Funding Agreement, dated as of December 1, 2019, between Kodiak Sciences Inc., Kodiak Sciences GmbH and Baker Bros. Advisors, LP	8-K	001-38682	10.1	12/2/2019

10.18	Lease Agreement for 1200 Page Mill Road, Building 3, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020	10-Q	001-38682	10.1	8/10/2020

10.19	Lease Agreement for 1250 Page Mill Road, Building 4, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020	10-Q	001-38682	10.2	8/10/2020

10.20	Underwriting Agreement, dated as of November 17, 2020, by and among Kodiak Sciences Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Jefferies LLC and Evercore Group L.L.C.	8-K	001-38682	1.1	11/18/2020

10.21	Letter Agreement, dated July 22, 2021	8-K	001-38682	10.1	7/23/2021

10.22	2021 Long-Term Performance Incentive Plan	10-Q	001-38682	10.1	11/9/2021

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

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

KODIAK SCIENCES INC.

Date: March 28, 2023	By:	/s/ Victor Perlroth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Victor Perlroth	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2023
Victor Perlroth, M.D.

/s/ John Borgeson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2023
John Borgeson

/s/ Felix J. Baker	Director	March 28, 2023
Felix J. Baker, Ph.D.

/s/ Charles Bancroft	Director	March 28, 2023
Charles Bancroft

/s/ Bassil I. Dahiyat	Director	March 28, 2023
Bassil I. Dahiyat, Ph.D.

/s/ Richard S. Levy	Director	March 28, 2023
Richard S. Levy, M.D.

/s/ Robert A. Profusek	Director	March 28, 2023
Robert A. Profusek, J.D.

/s/ Taiyin Yang	Director	March 28, 2023
Taiyin Yang, Ph.D.