Form 10-Q
period 2023-03-31
Kodiak Sciences Inc.
filed 2023-05-15
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 52,356,241 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the number, size and design of clinical trials that regulatory authorities may require to obtain marketing approval, including the order and number of clinical studies required to support a BLA in diabetic macular edema, or DME, retinal vein occlusion, or RVO, diabetic retinopathy, or DR and wet age-related macular degeneration, or wet AMD;
•
our expectations regarding chemistry manufacturing and controls, or CMC, requirements of the United States Food and Drug Administration, or FDA, and other regulatory bodies to support our BLA submission and potential commercial launch;
•
the timing or likelihood of regulatory filings and approvals, including the potential to achieve FDA approval of tarcocimab in DME, RVO, DR, wet AMD and/or of KSI-501;
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

i

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

All brand names or trademarks appearing in this Quarterly Report are the property of their respective holders. Unless the context requires otherwise, references in this Quarterly Report to “Kodiak” the “Company,” “we,” “us,” and “our” refer to Kodiak Sciences Inc. and its subsidiaries.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$316,615	$190,433
Marketable securities	104,576	288,500
Prepaid expenses and other current assets	9,927	7,072
Total current assets	431,118	486,005
Restricted cash	6,324	6,324
Property and equipment, net	134,545	56,384
Operating lease right-of-use asset	59,150	59,369
Other assets	9,197	58,546
Total assets	$640,334	$666,628
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,262	$9,130
Accrued and other current liabilities	54,732	33,440
Operating lease liability	7,944	9,926
Total current liabilities	68,938	52,496
Operating lease liability, net of current portion	78,809	77,807
Liability related to sale of future royalties	100,000	99,996
Other liabilities	—	162
Total liabilities	247,747	230,461
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at March 31, 2023 and December 31, 2022; 52,344,741 and 52,333,850 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	1,355,498	1,329,509
Accumulated other comprehensive income (loss)	(96)	(1,307)
Accumulated deficit	(962,820)	(892,040)
Total stockholders’ equity	392,587	436,167
Total liabilities and stockholders’ equity	$640,334	$666,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$56,520	$76,177
General and administrative	18,095	19,590
Total operating expenses	74,615	95,767
Loss from operations	(74,615)	(95,767)
Interest income	3,617	76
Interest expense	(4)	(5)
Other income (expense), net	222	(13)
Net loss	$(70,780)	$(95,709)
Net loss per common share, basic and diluted	$(1.35)	$(1.83)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	52,337,603	52,172,918
Other comprehensive income (loss)
Change in unrealized gains (losses) related to available-for-sale debt securities, net of tax	1,211	—
Total other comprehensive income (loss)	1,211	—
Comprehensive loss	$(69,569)	$(95,709)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	52,333,850	$5	$1,329,509	$(1,307)	$(892,040)	$436,167
Issuance of common stock upon exercise of stock options	1,098	—	9	—	—	9
Issuance of common stock upon vesting of restricted stock units	9,793	—	—	—	—	—
Stock-based compensation expense	—	—	25,980	—	—	25,980
Other comprehensive income	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	(70,780)	(70,780)
Balances at March 31, 2023	52,344,741	$5	$1,355,498	$(96)	$(962,820)	$392,587

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	51,826,257	$5	$1,221,532	$—	$(558,217)	$663,320
Issuance of common stock upon exercise of stock options	110,043	—	1,678	—	—	1,678
Issuance of common stock upon vesting of restricted stock units	3,581	—	—	—	—	—
Stock-based compensation expense	—	—	28,095	—	—	28,095
Net loss	—	—	—	—	(95,709)	(95,709)
Balances at March 31, 2022	51,939,881	$5	$1,251,305	$—	$(653,926)	$597,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(70,780)	$(95,709)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,810	298
Stock-based compensation	25,980	28,095
Net amortization (accretion) of premium (discount) on marketable securities	(518)	—
Amortization of operating lease right-of-use asset	1,846	1,904
Amortization of issuance costs	4	13
Changes in assets and liabilities:
Prepaid expenses and other current assets	2,326	(7,159)
Other assets	(12)	7,869
Accounts payable	(1,900)	6,505
Accrued and other current liabilities	(5,370)	13,696
Operating lease liability	(2,607)	1,328
Net cash provided by (used in) operating activities	(47,221)	(43,160)
Cash flows from investing activities
Purchase of property and equipment	(12,170)	(17,460)
Deposits on property and equipment	(77)	(829)
Purchase of marketable securities	(49,347)	—
Maturities of marketable securities	235,000	—
Net cash provided by (used in) investing activities	173,406	(18,289)
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	9	1,678
Principal payments of tenant improvement allowance payable	(12)	(12)
Net cash provided by (used in) financing activities	(3)	1,666
Net increase (decrease) in cash, cash equivalents and restricted cash	126,182	(59,783)
Cash, cash equivalents and restricted cash, at beginning of period	196,757	737,834
Cash, cash equivalents and restricted cash, at end of period	$322,939	$678,051
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$316,615	$671,727
Restricted cash	6,324	6,324
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$322,939	$678,051

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,473	$74
Purchase of property and equipment under accounts payable and accruals	$28,795	$11,488

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

Liquidity

As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $421.2 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash, cash equivalents and marketable securities will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Quarterly Report on Form 10-Q.

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

These condensed consolidated financial statements have been prepared on a basis substantially consistent with, and should be read in conjunction with the audited financial statements for the year ended December 31, 2022 and notes thereto, the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2023. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted from this report. The results of operations for any interim period are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2023, are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below within the “Recent Accounting Pronouncements” section.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB"), under its Accounting Standards Codification ("ASC") or other standard setting bodies, and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the three months ended March 31, 2023 that are of significance to the Company.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued property and equipment	$28,645	$1,893
Accrued clinical trial and related costs	17,379	18,334
Accrued manufacturing and research & development costs	4,117	5,978
Accrued salaries and benefits	3,251	6,033
Accrued legal fees and professional fees	190	283
Accrued other liabilities	1,150	919
Total accrued and other current liabilities	$54,732	$33,440

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$299,788	$—	$—	$299,788
Marketable securities:
U.S. treasury securities	—	104,576	—	104,576
Total	$299,788	$104,576	$—	$404,364

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$173,617	$—	$—	$173,617
Marketable securities:
U.S. treasury securities	—	288,500	—	288,500
Total	$173,617	$288,500	$—	$462,117

As of March 31, 2023, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

5. Marketable Securities

Marketable securities are classified as available-for-sale. The Company obtains fair value measurement data from third party pricing services and understands the valuation methods and data sources to validate this information.

The following table presents the Company's marketable securities by major security type (in thousands):

As of March 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$104,672	$—	$(96)	$104,576
Total	$104,672	$—	$(96)	$104,576

As of December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$289,807	$—	$(1,307)	$288,500
Total	$289,807	$—	$(1,307)	$288,500

The marketable securities held as of March 31, 2023 had effective maturities of less than one year. There were no reclassifications out of accumulated other comprehensive income (loss), impairment charges or recoveries and no allowance for credit losses recorded during the three months ended March 31, 2023.

6. Derivatives

The Company recognized the fair value of foreign currency forward contracts of $0.2 million as of March 31, 2023 in the condensed consolidated balance sheet. For the three months ended March 31, 2023, the change in fair value of $0.2 million was recognized in other income (expense), net.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Commitments and Contingencies

Ursus Facility

In August 2020, the Company and its wholly-owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of the Company’s antibody biopolymer conjugate drug substance which included a custom-built manufacturing facility. The manufacturing agreement has an initial term of eight years, and the Company has the right to extend the term up to a total of 16 years. The Company and Lonza each have the ability to terminate this agreement upon the occurrence of certain conditions.

In April 2021, the agreement was amended to provide for greater manufacturing flexibility, to define a comprehensive mandate as an antibody biopolymer conjugates manufacturing facility to be used for the Company’s antibody biopolymer conjugates pipeline, at clinical as well as commercial scales, across a broad capacity range under the tight quality controls required for ophthalmology and retinal medicines, and to allow for future process and equipment changes as needed.

The Company expanded and finalized the design and scope of the antibody biopolymer conjugates manufacturing facility with a revised estimated capital contribution of approximately 75.0 million Swiss Francs. Over the period from 2022 through 2030, manufacturing payments totaling approximately 150.0 million Swiss Francs may be incurred for the potential clinical and commercial supply of tarcocimab and other antibody biopolymer conjugates medicines based on the amended agreement.

The Company concluded that this agreement contained an embedded lease as the custom-built manufacturing suite would be dedicated for the Company’s use. On January 31, 2023, the custom-built manufacturing suite was commissioned as a cGMP facility. The consideration was allocated to lease and non-lease components as this agreement contained a significant service component (manufacturing services). The Company recognized an operating lease right-of-use asset and corresponding liability based on the present value of remaining lease payments discounted at the Company’s estimated incremental borrowing rate of 6.3% over the remaining lease term of 7.2 years. The Company determined that the renewal options were not reasonably certain at lease inception. The Company recognized $0.1 million as part of operating lease costs during the three months ended March 31, 2023.

Fixed assets of approximately 75.0 million Swiss Francs, equivalent to $81.7 million, in leasehold improvements and machinery and equipment, were placed in service and capitalized as of January 31, 2023. As of March 31, 2023, $26.8 million of these fixed assets were unpaid and recorded to accrued property and equipment under accrued and other current liabilities on the condensed consolidated balance sheet.

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

8. Stock-Based Compensation

In January 2023 and 2022, the number of shares of common stock available for issuance under the 2018 Equity Incentive Plan (the "2018 Plan") was increased by approximately 2.1 million and 2.1 million shares, respectively, as a result of the automatic increase provision in the 2018 Plan.

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”), 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	16,542,107	$51.48	7.91	$5,410
Granted	36,500	$7.49
Exercised	(1,098)	$8.12
Forfeited or canceled	(4,848)	$78.76
Outstanding at March 31, 2023	16,572,661	$51.37	7.65	$3,504

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	280,522	$60.17
Granted	10,250	7.54
Vested	(9,793)	58.42
Canceled	—	—
Unvested at March 31, 2023	280,979	$58.31

Stock-Based Compensation Expense

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$14,700	$15,975
General and administrative	11,280	12,120
Total stock-based compensation	$25,980	$28,095

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of March 31,
	2023	2022
Outstanding stock options	16,572,661	14,328,962
Unvested restricted shares	280,979	373,336
Total	16,853,640	14,702,298

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report and with our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 28, 2023. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled “Part II, Item 1A — Risk Factors” and elsewhere in this report.

Overview

Kodiak Sciences (“we” or the “Company”) is a biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases. We are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our ABC Platform™ uses molecular engineering to merge the fields of antibody-based and chemistry-based therapies and is at the core of Kodiak's discovery engine. Kodiak's lead investigational medicine, tarcocimab tedromer (tarcocimab, KSI-301), is a novel anti-VEGF antibody biopolymer conjugate being developed for the treatment of retinal vascular diseases including diabetic eye disease, the leading cause of blindness in working-age patients in the developed world, and wet age-related macular degeneration, the leading cause of blindness in elderly patients in the developed world. The tarcocimab clinical program is designed to assess the product candidate's durability, efficacy and safety in major retinal vascular diseases in parallel, through the GLEAM and GLIMMER studies in diabetic macular edema, the BEACON study in retinal vein occlusion, the GLOW study in non-proliferative diabetic retinopathy and the DAYLIGHT study in wet age-related macular degeneration. Kodiak has leveraged its ABC Platform to build a pipeline of product candidates in various stages of development. KSI-501 is our dual inhibitor antibody biopolymer conjugate targeting both VEGF (VEGF-trap) and IL-6 (anti-IL-6 antibody) and is being investigated in a Phase 1 clinical study initially in patients with diabetic macular edema. We are expanding our early research pipeline to include ABC Platform based triplet inhibitors for multifactorial diseases.

Recent Updates

Tarcocimab Clinical Program Update

The tarcocimab clinical program explores the potential for every 6-month durability in patients with diabetic eye disease through the GLEAM and GLIMMER Phase 3 studies in diabetic macular edema ("DME") and the GLOW Phase 3 study in non-proliferative diabetic retinopathy ("NPDR") without DME. The tarcocimab clinical program is also exploring the product's durability, efficacy and safety in retinal vein occlusion ("RVO") via the BEACON Phase 3 study and in wet age-related macular degeneration (“wet AMD”) via the DAYLIGHT Phase 3 study. The BEACON study met its primary endpoint in 2022, and we expect to announce topline data for the four ongoing Phase 3 clinical studies in the third quarter of 2023. If successful, Kodiak plans to file a single Biologics Licensing Applications (“BLA”) for tarcocimab in the four major retinal vascular disease indications with the potential for flexible dosing regimens from every month to every 6 months.

GLEAM / GLIMMER – Paired Phase 3 Studies in Patients with Treatment-Naïve Diabetic Macular Edema

The Phase 3 GLEAM and GLIMMER studies are global, multi-center, randomized pivotal studies designed to evaluate the durability, efficacy and safety of tarcocimab in patients with treatment-naïve DME. In each study, patients are randomized 1:1 to receive either tarcocimab or aflibercept. The tarcocimab arm is treated with a proactive, individualized dosing regimen of every 8-, 12-, 16-, 20- or 24 weeks after three monthly loading doses. The aflibercept arm is treated with a fixed dosing regimen of every 8-weeks after five monthly loading doses, per its label. The primary endpoint for both studies is at year one. We expect to announce topline data from these studies in July 2023. If successful, we expect that data from our GLEAM and GLIMMER studies will serve as the primary basis for regulatory approval of tarcocimab.

GLOW – Phase 3 Study in Patients with Non-Proliferative Diabetic Retinopathy without DME

The Phase 3 GLOW study is a global, multi-center, randomized pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab in treatment-naïve patients with moderately severe to severe NPDR without DME. Patients are randomized to receive either tarcocimab every six months after initiating doses given at baseline, 8 weeks and 20 weeks into the study, or to receive sham injections. The primary endpoint is at one year. Outcomes include changes in diabetic retinopathy severity, measured on a standardized photographic grading scale, and the rate of development of sight-threatening complications due to diabetic retinopathy. We believe tarcocimab has the potential to be the longest-interval intravitreal therapeutic option for patients with diabetic retinopathy. We expect to announce topline data from GLOW in September 2023. If successful, results from the study are intended to serve as the basis for the potential approval of tarcocimab in NPDR.

DAYLIGHT – Phase 3 Study in Patients with Treatment-Naïve Wet AMD

The Phase 3 DAYLIGHT study is a global, multi-center, randomized pivotal study designed to evaluate the efficacy and safety of high-frequency tarcocimab in patients with treatment-naïve wet AMD. Patients are randomized to receive either tarcocimab on a monthly dosing regimen or to receive standard-of-care aflibercept on a fixed dosing regimen of every 8-weeks after three monthly loading doses per its label. The primary endpoint is at year one. The DAYLIGHT study is intended to evaluate the safety and efficacy of tarcocimab in treating high need patients with wet AMD. We expect to announce topline data from DAYLIGHT in July 2023. If successful, results from the study are intended to serve as the basis for the potential approval of tarcocimab in wet AMD.

Recent Scientific Presentations

We shared scientific presentations on our clinical and research pipeline programs at the ARVO 2023 Annual Meeting in April, including presentations on tarcocimab’s nonclinical pharmacokinetics, distribution and excretion, and on KSI-501’s molecular and biological characterization.

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

KSI-501 Program Update

KSI-501 is our second investigational medicine, also built on Kodiak’s ABC Platform, KSI-501 is a first-in-class bispecific ABC designed to inhibit two mechanisms implicated in retinal diseases: vascular endothelial growth factor ("VEGF") and interleukin-6 (IL-6). IL-6 is a pro-inflammatory cytokine and growth factor implicated in the pathophysiology of multiple retinal diseases and, in conditions for which anti-VEGF treatment is used, elevated levels of ocular IL-6 have been associated with poor anti-VEGF treatment response. KSI-501 is a trap-antibody fusion biopolymer conjugate designed to provide potent inhibition of (i) VEGF-mediated angiogenesis and vascular permeability through a soluble decoy receptor inhibiting the binding of VEGF-A and PLGF to their cognate receptors and (ii) IL-6 mediated inflammation through an antibody that binds soluble interleukin-6, inhibiting its binding to both soluble and membrane-bound IL-6 receptors. In cell-based assays, KSI-501 inhibits angiogenesis and also normalizes inner and outer blood retinal barriers; dual inhibition of VEGF and IL-6 by KSI-501 confers superior normalization of cell morphology and junctional biology compared to either anti-VEGF or anti-IL-6 monotherapy. We believe KSI-501 has the potential to become a new category of retinal medicines with greater therapeutic efficacy than existing therapies while also benefiting from the promising long-interval durability of Kodiak’s ABC Platform. We announced dosing of the first patient in the Phase 1 study of KSI-501 in April 2023. The study is currently ongoing in the United States to evaluate the safety, tolerability and bioactivity of KSI-501 in DME patients.

Technology Platform Development

We continued progressing our technology development with our “triplet” platform. The triplet science is designed to bring our phosphorylcholine-based biopolymer, the central tenet of our ABC Platform, together with many hundreds of copies of small molecules chemically embedded in that biopolymer, which can be conjugated to an antibody therapeutic. We believe this new antibody conjugate drug format offers broad and important utility for multifactorial ophthalmic diseases and also has significant relevance for systemic diseases. We continue to advance our triplet platform towards its initial therapeutic concepts.

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

Importantly, we also believe the Kodiak VETi platform as a medical engagement and imaging platform has the potential to disrupt ophthalmology clinical trials by enabling new trial endpoints, thereby enabling faster and more cost-effective medicines development in ophthalmic disease, an area that historically requires lengthy and expensive trials. VETi may also aid in market build and shaping for undertreated or underdiagnosed diseases, such as diabetic eye disease where Kodiak’s product candidates tarcocimab and KSI-501 are being studied and where early treatment and prevention may allow patients to achieve better outcomes.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in fair value and settlement of derivative contracts and the amortized issuance costs from the liability related to the future sale of royalties to BBA in 2019.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses
Research and development	$56,520	$76,177	$(19,657)
General and administrative	18,095	19,590	(1,495)
Loss from operations	(74,615)	(95,767)	21,152
Interest income	3,617	76	3,541
Interest expense	(4)	(5)	1
Other income (expense), net	222	(13)	235
Net loss	$(70,780)	$(95,709)	$24,929

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended March 31,
	2023	2022	Change
Tarcocimab program expenses	$26,176	$40,677	$(14,501)
KSI-501 program expenses	783	1,405	(622)
ABC Platform and other program expenses	4,088	8,417	(4,329)
Payroll and personnel expenses	20,120	21,190	(1,070)
Facilities and other research and development expenses	5,353	4,488	865
Total research and development expenses	$56,520	$76,177	$(19,657)

Tarcocimab program expenses decreased $14.5 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily driven by the maturation of the tarcocimab clinical program and timing of manufacturing activities. We expect to read out topline data for the four ongoing Phase 3 clinical studies in the third quarter of 2023, all of which were fully enrolled in 2022.

The Phase 1 study of KSI-501 began enrolling patients with DME in the beginning of the second quarter of 2023. During the three months ended March 31, 2023 as compared to the same period in 2022, KSI-501 program expenses decreased $0.6 million due to timing of manufacturing runs in the comparable period.

ABC Platform and other program expenses decreased $4.3 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to timing of manufacturing runs.

Payroll and personnel expenses decreased $1.1 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily driven by decrease in stock-based compensation. We recorded stock-based compensation expense of $14.7 million in the three months ended March 31, 2023, primarily relating to the Kodiak 2021 Long-Term Performance Incentive Plan (“LTPIP”).

Facilities and other research and development expenses increased $0.9 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to expansion of digital transformation activities in support of our research and development.

General and Administrative Expenses

General and administrative expenses decreased $1.5 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily driven by professional fees for consulting and accounting expenses. We recorded stock-based compensation expense of $11.3 million in the three months ended March 31, 2023, primarily relating to the LTPIP.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes, warrants and the sale of royalties. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $421.2 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2023, we had net loss of $70.8 million, of which $26.0 million related to non-cash stock-based compensation expense. We expect to continue to incur additional losses in future periods. As of March 31, 2023, we had an accumulated deficit of $962.8 million. We believe that the cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating and capital expenditure requirements at least 12 months following the date of this Quarterly Report on Form 10-Q.

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

The significant uncertainties caused by health epidemics, the ongoing conflict in Ukraine, inflation, rising interest rates, bank failures, lower consumer confidence, ongoing supply chain disruptions, and volatile equity capital markets may also negatively impact our operations and capital resources. We and our key clinical and manufacturing partners have been able to continue to advance our operations, and we continue to monitor the impact of the aforementioned events on our ability to continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. One or more of these events may ultimately have a material adverse effect on our liquidity and operating plans.

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. See the section of this report titled “Part II, Item 1A — Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(47,221)	$(43,160)
Investing activities	173,406	(18,289)
Financing activities	(3)	1,666
Net increase (decrease) in cash, cash equivalents and restricted cash	$126,182	$(59,783)

Cash Flows from Operating Activities

Net cash used in operating activities was $47.2 million for the three months ended March 31, 2023, primarily attributable to a net loss during this period due to the maturation of the tarcocimab clinical program and timing of manufacturing activities. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $173.4 million for the three months ended March 31, 2023, primarily related to maturities of marketable securities and capital expenditures during the period.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 28, 2023. There have been no material changes in our contractual obligations and commitments since December 31, 2022, except as otherwise described in Note 7 to our unaudited condensed consolidated financial statements included in this report.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 28, 2023, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2023, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 28, 2023.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. As of the date of this report, there are no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including the section of this report titled “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed financial statements and notes thereto. The occurrence of any events described in the following risk factors and the risks described elsewhere in this report could harm our business, operating results, financial condition, and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements that we have made in this report and those may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to, the similarly titled risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K, filed with the SEC on March 28, 2023.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our prospects are heavily dependent on our tarcocimab product candidate, which is currently in clinical development for multiple indications.*

Our prospects will be heavily dependent on our tarcocimab product candidate and the results of pending Phase 3 studies in the tarcocimab clinical program. We cannot be certain that tarcocimab will be successful in any of the pending clinical trials.

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

While a Phase 1 study of KSI-501 is currently dosing patients in the United States to evaluate the safety, tolerability and bioactivity of KSI-501 in DME, it may be years before a registrational-type trial is completed, if at all. We may in the future develop other product candidates, advance additional product candidates into clinical trials and terminate such trials prior to their completion. It will take additional investment and time for such programs to reach the same stage of development as tarcocimab.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND application or a clinical trial application, or CTA, will result in the FDA, European Medicines Agency, or EMA or any other regulatory authority as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

As of March 31, 2023, we had 115 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Bank failures, such as SVB, could significantly impair our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

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

We have incurred net losses in each reporting period since our inception, including net losses of $70.8 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $962.8 million.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2021 to December 31, 2022 ranged from a low of $5.04 to a high of $89.45 and from January 1, 2023 to May 1, 2023 ranged from a low of $4.38 to a high of $8.89. As a result, you may not be able to sell your common stock at or above the price that you paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

KODIAK SCIENCES INC.

Date: May 15, 2023	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)