Form 10-Q
period 2023-06-30
Kodiak Sciences Inc.
filed 2023-08-14
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 52,453,163 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the scope, progress, results and costs of developing any product candidates we have or may have develop, and conducting preclinical studies and clinical trials;
•
our ability to present clinical data from our remaining pivotal trials during 2023;
•
our and Lonza’s ability to successfully execute on our manufacturing development plan;
•
the number, size and design of clinical trials that regulatory authorities may require to obtain marketing approval of any of our current or future product candidates;
•
our expectations regarding chemistry manufacturing and controls, or CMC, requirements of the United States Food and Drug Administration, or FDA, and other regulatory bodies to support any BLA submission and potential commercial launch;
•
the timing or likelihood of regulatory filings and approvals, including the potential to achieve FDA approval of any product candidates;
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
•
The recent failure of pivotal studies of tarcocimab to meet their primary efficacy endpoints may lead us to discontinue development of other product candidates based on our ABC Platform.
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
•
We have limited experience manufacturing any of our product candidates at a commercial scale. If we or any of our third-party manufacturers encounter difficulties in production or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials, or our ability to supply our products for patients, if approved, could be delayed or stopped, or we may be unable to establish a commercially viable cost structure.
•
Our decision to cease development of tarcocimab may impact our ability to use the Ursus facility as intended, which could result in an excess of capital expenditures.
•
The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
•
We have conducted clinical trials for our product candidates outside the United States (or the respective jurisdictions of other regulatory authorities), and the FDA, (or EMA and applicable foreign regulatory authorities) may not accept data from such trials.
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
•
Third-party claims of intellectual property infringement, misappropriation or other violation against us or our collaborators may prevent or delay the development and commercialization of our product candidates, the ABC Platform and other technologies.

•
We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.
•
We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•
Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.
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
•
Our business decision to discontinue ongoing development of tarcocimab may not result in any cost savings, and could result in total costs and expenses that are greater than expected in the short term and could disrupt our business.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$378,670	$190,433
Marketable securities	—	288,500
Prepaid expenses and other current assets	8,289	7,072
Total current assets	386,959	486,005
Restricted cash	6,324	6,324
Property and equipment, net	130,121	56,384
Operating lease right-of-use asset	57,251	59,369
Other assets	9,004	58,546
Total assets	$589,659	$666,628
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,347	$9,130
Accrued and other current liabilities	54,044	33,440
Operating lease liability	7,851	9,926
Total current liabilities	74,242	52,496
Operating lease liability, net of current portion	76,939	77,807
Liability related to sale of future royalties	100,000	99,996
Other liabilities	—	162
Total liabilities	251,181	230,461
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at June 30, 2023 and December 31, 2022; 52,453,163 and 52,333,850 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	1,381,481	1,329,509
Accumulated other comprehensive income (loss)	—	(1,307)
Accumulated deficit	(1,043,008)	(892,040)
Total stockholders’ equity	338,478	436,167
Total liabilities and stockholders’ equity	$589,659	$666,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$66,961	$73,744	$123,481	$149,921
General and administrative	17,871	18,324	35,966	37,914
Total operating expenses	84,832	92,068	159,447	187,835
Loss from operations	(84,832)	(92,068)	(159,447)	(187,835)
Interest income	4,683	1,494	8,300	1,570
Interest expense	(4)	(5)	(8)	(10)
Other income (expense), net	(35)	(49)	187	(62)
Net loss	$(80,188)	$(90,628)	$(150,968)	$(186,337)
Net loss per common share, basic and diluted	$(1.53)	$(1.74)	$(2.88)	$(3.57)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	52,378,729	52,218,773	52,358,279	52,195,972
Other comprehensive income (loss)
Change in unrealized gains (losses) related to available-for-sale debt securities, net of tax	96	(1,869)	1,307	(1,869)
Total other comprehensive income (loss)	96	(1,869)	1,307	(1,869)
Comprehensive loss	$(80,092)	$(92,497)	$(149,661)	$(188,206)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	52,333,850	$5	$1,329,509	$(1,307)	$(892,040)	$436,167
Issuance of common stock upon exercise of stock options	1,098	—	9	—	—	9
Issuance of common stock upon vesting of restricted stock units	9,793	—	—	—	—	—
Stock-based compensation expense	—	—	25,980	—	—	25,980
Other comprehensive income	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	(70,780)	(70,780)
Balances at March 31, 2023	52,344,741	5	1,355,498	(96)	(962,820)	392,587
Issuance of common stock upon exercise of stock options	6,430	—	51	—	—	51
Issuance of common stock upon vesting of restricted stock units	76,152	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	25,840	—	131	—	—	131
Stock-based compensation expense	—	—	25,801	—	—	25,801
Other comprehensive income	—	—	—	96	—	96
Net loss	—	—	—	—	(80,188)	(80,188)
Balances at June 30, 2023	52,453,163	$5	$1,381,481	$—	$(1,043,008)	$338,478

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	51,826,257	$5	$1,221,532	$—	$(558,217)	$663,320
Issuance of common stock upon exercise of stock options	110,043	—	1,678	—	—	1,678
Issuance of common stock upon vesting of restricted stock units	3,581	—	—	—	—	—
Stock-based compensation expense	—	—	28,095	—	—	28,095
Net loss	—	—	—	—	(95,709)	(95,709)
Balances at March 31, 2022	51,939,881	5	1,251,305	—	(653,926)	597,384
Issuance of common stock upon exercise of stock options	320	—	2	—	—	2
Issuance of common stock upon vesting of restricted stock units	74,148	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	10,272	—	64	—	—	64
Stock-based compensation expense	—	—	25,978	—	—	25,978
Other comprehensive loss	—	—	—	(1,869)	—	(1,869)
Net loss	—	—	—	—	(90,628)	(90,628)
Balances at June 30, 2022	52,024,621	$5	$1,277,349	$(1,869)	$(744,554)	$530,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(150,968)	$(186,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,568	1,075
Stock-based compensation	51,781	54,073
Net amortization (accretion) of premium (discount) on marketable securities	(846)	(314)
Settlement of derivative contracts	(314)	—
Amortization of operating lease right-of-use asset	3,745	3,742
Amortization of issuance costs	4	26
Changes in assets and liabilities:
Prepaid expenses and other current assets	3,964	(2,165)
Other assets	181	10,235
Accounts payable	3,549	12,864
Accrued and other current liabilities	(4,274)	1,545
Operating lease liability	(4,570)	6,959
Net cash provided by (used in) operating activities	(89,180)	(98,297)
Cash flows from investing activities
Purchase of property and equipment	(13,640)	(25,690)
Deposits on property and equipment	(77)	(8,785)
Purchase of marketable securities	(49,347)	(427,766)
Maturities of marketable securities	340,000	—
Proceeds from derivative activity	314	—
Net cash provided by (used in) investing activities	277,250	(462,241)
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	60	1,680
Proceeds from issuance of common stock pursuant to employee stock purchase plan	131	64
Principal payments of tenant improvement allowance payable	(24)	(24)
Net cash provided by (used in) financing activities	167	1,720
Net increase (decrease) in cash, cash equivalents and restricted cash	188,237	(558,818)
Cash, cash equivalents and restricted cash, at beginning of period	196,757	737,834
Cash, cash equivalents and restricted cash, at end of period	$384,994	$179,016
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$378,670	$172,692
Restricted cash	6,324	6,324
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$384,994	$179,016

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,473	$74
Purchase of property and equipment under accounts payable and accruals	$27,662	$9,718

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

Liquidity

As of June 30, 2023, the Company had cash and cash equivalents of $378.7 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash and cash equivalents will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Quarterly Report on Form 10-Q.

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2023, are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below within the “Recent Accounting Pronouncements” section.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB"), under its Accounting Standards Codification ("ASC") or other standard setting bodies, and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the three and six months ended June 30, 2023 that are of significance to the Company.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued property and equipment	$26,873	$1,893
Accrued clinical trial and related costs	16,052	18,334
Accrued salaries and benefits	4,331	6,033
Accrued manufacturing and research & development costs	3,531	5,978
Accrued legal fees and professional fees	531	283
Accrued other liabilities	2,726	919
Total accrued and other current liabilities	$54,044	$33,440

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$368,661	$—	$—	$368,661
Marketable securities:
U.S. treasury securities	—	—	—	—
Total	$368,661	$—	$—	$368,661

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$173,617	$—	$—	$173,617
Marketable securities:
U.S. treasury securities	—	288,500	—	288,500
Total	$173,617	$288,500	$—	$462,117

As of June 30, 2023, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

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

As of June 30, 2023, there were no marketable securities. There were no reclassifications out of accumulated other comprehensive income (loss), impairment charges or recoveries and no allowance for credit losses recorded during the six months ended June 30, 2023.

6. Derivatives

The Company uses certain derivative instruments, that are not designated as hedges for accounting purposes, which include foreign currency forward contracts. As of June 30, 2023, these derivatives have been net settled.

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

The Company concluded that this agreement contained an embedded lease as the custom-built manufacturing suite would be dedicated for the Company’s use. On January 31, 2023, the custom-built manufacturing suite was commissioned as a cGMP facility. The consideration was allocated to lease and non-lease components as this agreement contained a significant service component (manufacturing services). The Company recognized an operating lease right-of-use asset and corresponding liability based on the present value of remaining lease payments discounted at the Company’s estimated incremental borrowing rate of 6.3% over the remaining lease term of 7.2 years. The Company determined that the renewal options were not reasonably certain at lease inception. The Company recognized $0.2 million and $0.3 million as part of operating lease costs during the three and six months ended June 30, 2023, respectively.

Fixed assets of approximately 75.0 million Swiss Francs, equivalent to $81.7 million, in leasehold improvements and machinery and equipment, were placed in service and capitalized as of January 31, 2023. As of June 30, 2023, $26.8 million of these fixed assets were unpaid and recorded to accrued property and equipment under accrued and other current liabilities on the condensed consolidated balance sheet.

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

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”), 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	16,542,107	$51.48	7.91	$5,410
Granted	3,257,000	$7.16
Exercised	(7,528)	$7.96
Forfeited or canceled	(47,798)	$25.88
Outstanding at June 30, 2023	19,743,781	$44.25	7.79	$5,023

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	280,522	$60.17
Granted	23,250	$6.76
Vested	(85,945)	$63.52
Canceled	(4,850)	$44.16
Unvested at June 30, 2023	212,977	$53.35

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock-Based Compensation Expense

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$14,660	$14,109	$29,360	$30,084
General and administrative	11,141	11,869	22,421	23,989
Total stock-based compensation	$25,801	$25,978	$51,781	$54,073

9. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of June 30,
	2023	2022
Outstanding stock options	19,743,781	14,239,338
Unvested restricted shares	212,977	292,763
Total	19,956,758	14,532,101

10. Subsequent Events

On July 24, 2023, the Company announced topline results from three Phase 3 studies of tarcocimab, its novel antibody biopolymer conjugate.

Based on these data, and despite demonstrating potential, the Company announced a business decision to discontinue further development of tarcocimab. The Company continues to assess a variety of strategic and operational alternatives relating to the tarcocimab program, including the possibility that additional clinical trials may be conducted in the future, as well as the potential impact to the financial statements; however, the full impact cannot be ascertained at this time.

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

Overview

Kodiak Sciences (“we” or the “Company”) is a biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases. We are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our ABC Platform™ uses molecular engineering to merge the fields of antibody-based and chemistry-based therapies and has been at the core of Kodiak's discovery engine. Kodiak's lead investigational medicine, tarcocimab, was a novel anti-VEGF antibody biopolymer conjugate under development for the treatment of retinal vascular diseases including diabetic eye disease, the leading cause of blindness in working-age patients in the developed world, and wet age-related macular degeneration, the leading cause of blindness in elderly patients in the developed world. The tarcocimab clinical program was designed to assess the product candidate's durability, efficacy and safety in major retinal vascular diseases in parallel, through the GLEAM and GLIMMER studies in diabetic macular edema, the BEACON study in retinal vein occlusion, the GLOW study in non-proliferative diabetic retinopathy and the DAYLIGHT study in wet age-related macular degeneration.

Kodiak has leveraged its ABC Platform to build a pipeline of product candidates in various stages of development. KSI-501 is our bispecific investigational medicine targeting two mechanisms implicated in retinal diseases: interleukin-6 ("IL-6") and vascular endothelial growth factor ("VEGF"). KSI-501 is being investigated in a Phase 1 clinical study, initially in patients with diabetic macular edema, to evaluate the safety, tolerability and bioactivity of KSI-501. Kodiak has expanded its early research pipeline of triplet inhibitors that combine small molecules and a biologic to form multi-targeting therapeutics with a high drug to antibody ratio ("DAR") for multifactorial ophthalmic and systemic diseases.

Recent Updates

Tarcocimab Clinical Program Update

On July 24, 2023, Kodiak announced topline results from three Phase 3 studies of tarcocimab, a novel antibody biopolymer conjugate.

The DAYLIGHT study was a randomized, double-masked, active comparator-controlled study evaluating the efficacy and safety of a high intensity dosing regimen of tarcocimab in 557 treatment-naïve subjects with wet AMD. The DAYLIGHT study met the primary endpoint of non-inferior visual acuity gains for tarcocimab dosed monthly compared to aflibercept dosed every 8 weeks following 3 monthly loading doses.

The GLEAM and GLIMMER studies are identically designed, randomized, double-masked, active comparator-controlled studies evaluating the efficacy, durability and safety of tarcocimab in 460 and 457 treatment-naïve subjects with DME, respectively, run in parallel. Although high proportions of patients on meaningfully longer treatment intervals were observed with tarcocimab, with half of patients on every 24-week dosing at the primary endpoint, the GLEAM and GLIMMER studies did not meet their primary efficacy endpoints of showing non-inferior visual acuity gains for tarcocimab dosed every 8 to 24 weeks after 3 monthly loading doses compared to aflibercept given every 8 weeks after 5 monthly loading doses. At the primary efficacy endpoint of the GLEAM study, patients treated with tarcocimab gained an observed average of 6.4 eye chart letters (to 73.1 letters), compared with 10.3 letters for patients treated with aflibercept (to 76.5 letters). In GLIMMER, patients treated with tarcocimab gained an observed average of 7.4 eye chart letters at the primary endpoint (to 72.5 letters) compared with 12.2 letters (to 76.4 letters) for patients treated with aflibercept.

An unexpected increase in cataract adverse events was reported over time in the tarcocimab arms of both GLEAM and GLIMMER, with 19% on tarcocimab versus 9% on aflibercept at the primary endpoint based on the pooled safety population. Kodiak’s initial evaluation suggests that the decline in visual acuity associated with cataracts contributed meaningfully to the failure of each study. In the DAYLIGHT study, no imbalance in cataracts was observed between wet AMD patients receiving tarcocimab or aflibercept throughout the one-year study period, despite the intensive monthly tarcocimab dosing regimen.

Half of tarcocimab treated patients in the GLEAM and GLIMMER studies were on every 24-week dosing at the primary endpoint, two-thirds achieved at least one 6-month dosing interval during the studies, and three-quarters achieved at least one 5-month or longer treatment interval. Intraocular inflammation was rare, occurring in 1.3% and 0.2% of tarcocimab and aflibercept treated patients, respectively. No cases of intraocular inflammation with vasculitis or vascular occlusion were observed. In the DAYLIGHT study, intraocular inflammation occurred in 3.3% of patients treated with monthly tarcocimab and 0.4% of patients treated with aflibercept, again with no vasculitis or occlusion.

Based on these data, and despite demonstrating what Kodiak believes is great potential, Kodiak announced a business decision to discontinue further development of tarcocimab. Kodiak continues to assess a variety of strategic and operational alternatives relating to the tarcocimab program, including the possibility that additional clinical trials may be conducted in the future.

Antibody Biopolymer Conjugate Drug Substance Manufacturing

In August 2020, we and our wholly-owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of drug substance for Kodiak. The manufacturing agreement has an initial term of eight years, and Kodiak has the right to extend the term up to a total of 16 years. Kodiak and Lonza each have the ability to terminate this agreement upon the occurrence of certain conditions. Under the agreement, Kodiak and Lonza planned a custom-built facility (“Ursus”) dedicated to the commercial-scale manufacturing of Kodiak’s drug substance. In March 2022, the Ursus facility achieved mechanical completion. In May 2022, we announced the grand opening of this facility together with Lonza. The facility was commissioned as a cGMP facility in January 2023, and was manufacturing commercial-scale cGMP batches of tarcocimab in the first quarter of 2023. In light of the recent update to the tarcocimab clinical program, Kodiak is exploring a variety of strategic and operational alternatives relating to this facility, including its best uses in the future.

KSI-501 Program Update

KSI-501 is our first-in-class bispecific investigational medicine designed to inhibit two mechanisms implicated in retinal diseases: vascular endothelial growth factor ("VEGF") and interleukin-6 (“IL-6”). IL-6 is a pro-inflammatory cytokine and growth factor implicated in the pathophysiology of multiple retinal diseases and, in conditions for which anti-VEGF treatment is used, elevated levels of ocular IL-6 have been associated with poor anti-VEGF treatment response. The bispecific mechanism of action of KSI-501 is designed to provide potent inhibition of (i) VEGF-mediated angiogenesis and vascular permeability through a soluble decoy receptor inhibiting the binding of VEGF-A and PLGF to their cognate receptors and (ii) IL-6 mediated inflammation through an antibody that binds soluble interleukin-6, inhibiting its binding to both soluble and membrane-bound IL-6 receptors. In cell-based assays, KSI-501 inhibits angiogenesis and also normalizes inner and outer blood retinal barriers; dual inhibition of VEGF and IL-6 by KSI-501 confers superior normalization of cell morphology and junctional biology compared to either anti-VEGF or anti-IL-6 monotherapy. We believe KSI-501 has the potential to become a new category of retinal medicines with greater therapeutic efficacy than existing therapies. KSI-501 is currently being studied in a Phase 1 trial in the United States to evaluate the safety, tolerability and bioactivity of KSI-501 initially in DME patients. The Phase 1 study has recently completed enrollment of patients across all dose levels. In light of the emergence of late onset cataracts observed with tarcocimab in GLEAM and GLIMMER, we intend to explore development of KSI-501 both as (i) its unconjugated protein which is itself a novel bispecific anti-IL-6 antibody / anti-VEGF trap fusion protein and (ii) its bioconjugate form.

Technology Platform Development

We continued progressing our technology development with our “triplet” platform and other protein therapeutic and small molecule programs. The triplet science is designed to enable multi-mechanism targeting of multifactorial diseases by embedding small molecules in the biopolymer backbone to provide a high drug-antibody ratio ("DAR"). The small molecules can be released over time to achieve sustained inhibition of targeted biological pathways. We believe this unique combination of high DAR and extended therapeutic benefit offers potential broad and important utility for multifactorial ophthalmic diseases and also may have significant relevance for systemic diseases. We continue to advance our triplet platform towards its initial therapeutic concepts.

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

Importantly, we also believe the Kodiak VETi platform as a medical engagement and imaging platform has the potential to disrupt ophthalmology clinical trials by enabling new trial endpoints, thereby enabling faster and more cost-effective medicines development in ophthalmic disease, an area that historically requires lengthy and expensive trials. VETi may also aid in market build and shaping for undertreated or underdiagnosed diseases, where Kodiak’s product candidates are being studied and where early treatment and prevention may allow patients to achieve better outcomes.

The VETi platform is expected to begin pilot clinical testing in 2023 to gather initial user input for continued innovation in the design and build of this new hardware and software platform.

Components of Operating Results

Operating Expenses

We expect our operating expenses to decrease after the wind-down of ongoing tarcocimab activities. However, we may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs. In addition, we continue to assess a variety of strategic and operational alternatives relating to the tarcocimab program, including the possibility that additional clinical trials may be conducted in the future. As a result, our future expenses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the outcome of our strategic and operational decisions, including whether we decide to pursue any additional product candidate development efforts beyond our existing pipeline.

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the development of our product candidates and ABC Platform. These expenses include certain payroll and personnel expenses, including stock-based compensation, for our research and product development employees; laboratory supplies and facility costs; consulting costs; contract manufacturing and fees paid to CROs to conduct certain research and development activities on our behalf; and allocated overhead, including rent, equipment, depreciation and utilities. We expense both internal and external research and development expenses as they are incurred. Costs of certain activities, such as manufacturing and preclinical and clinical studies, are generally recognized based on an evaluation of the progress to completion of specific tasks. Nonrefundable payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized. The capitalized amounts are recognized as expense as the goods are delivered or the related services are performed.

We are focusing substantially all of our resources and development efforts on the development of our product candidates. Predicting the timing or the final cost to complete our clinical program or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if our drug candidates will receive regulatory approval with any certainty.

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including stock-based compensation; professional fees for legal, consulting, accounting and tax services; compliance costs associated with being a public company; allocated overhead, including rent, equipment, depreciation and utilities; and other general operating expenses not otherwise classified as research and development expenses.

Interest Income

Interest income consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in fair value and settlement of derivative contracts, tax expense and the amortized issuance costs from the liability related to the future sale of royalties to Baker Bros. Advisors, LP in 2019.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Operating expenses
Research and development	$66,961	$73,744	$(6,783)	$123,481	$149,921	$(26,440)
General and administrative	17,871	18,324	(453)	35,966	37,914	(1,948)
Loss from operations	(84,832)	(92,068)	7,236	(159,447)	(187,835)	28,388
Interest income	4,683	1,494	3,189	8,300	1,570	6,730
Interest expense	(4)	(5)	1	(8)	(10)	2
Other income (expense), net	(35)	(49)	14	187	(62)	249
Net loss	$(80,188)	$(90,628)	$10,440	$(150,968)	$(186,337)	$35,369

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Tarcocimab program expenses	$34,620	$38,270	$(3,650)	$60,796	$78,947	$(18,151)
KSI-501 program expenses	961	3,756	(2,795)	1,744	5,161	(3,417)
ABC Platform and other program expenses	5,101	7,404	(2,303)	9,189	15,821	(6,632)
Payroll and personnel expenses	20,063	19,137	926	40,183	40,327	(144)
Facilities and other research and development expenses	6,216	5,177	1,039	11,569	9,665	1,904
Total research and development expenses	$66,961	$73,744	$(6,783)	$123,481	$149,921	$(26,440)

Tarcocimab program expenses decreased $3.7 million and $18.2 million during the three and six months ended June 30, 2023 as compared to the same periods in 2022, primarily driven by the maturation of the tarcocimab clinical program and timing of manufacturing activities.

The Phase 1 study of KSI-501 began enrolling patients with DME in the beginning of the second quarter of 2023. During the three and six months ended June 30, 2023 as compared to the same periods in 2022, KSI-501 program expenses decreased $2.8 million and $3.4 million due to timing of manufacturing runs in the comparable period.

ABC Platform and other program expenses decreased $2.3 million and $6.6 million during the three and six months ended June 30, 2023 as compared to the same periods in 2022, primarily due to timing of manufacturing runs.

Payroll and personnel expenses increased $0.9 million during the three months ended June 30, 2023 and decreased $0.1 million during six months ended June 30, 2023 as compared to the same periods in 2022. The increase in payroll and personnel expenses from higher headcount was offset by changes in stock-based compensation expense due to forfeitures.

Facilities and other research and development expenses increased $1.0 million and $1.9 million during the three and six months ended June 30, 2023 as compared to the same periods in 2022, primarily due to expansion of digital transformation activities in support of our research and development and depreciation.

General and Administrative Expenses

General and administrative expenses decreased $0.5 million and $1.9 million during the three and six months ended June 30, 2023 as compared to the same periods in 2022, primarily driven by professional fees for consulting and accounting expenses.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes, warrants and the sale of royalties. As of June 30, 2023, we had cash and cash equivalents of $378.7 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three and six months ended June 30, 2023, we had net loss of $80.2 million and $151.0 million, of which $25.8 million and $51.8 million related to non-cash stock-based compensation expense, respectively. We expect to continue to incur additional losses in future periods. As of June 30, 2023, we had an accumulated deficit of $1,043.0 million. We believe that the cash and cash equivalents will be sufficient to meet our anticipated operating and capital expenditure requirements at least 12 months following the date of this Quarterly Report on Form 10-Q.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(89,180)	$(98,297)
Investing activities	277,250	(462,241)
Financing activities	167	1,720
Net increase (decrease) in cash, cash equivalents and restricted cash	$188,237	$(558,818)

Cash Flows from Operating Activities

Net cash used in operating activities was $89.2 million for the six months ended June 30, 2023, primarily attributable to a net loss during this period due to the maturation of the tarcocimab clinical program and timing of manufacturing activities. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $277.3 million for the six months ended June 30, 2023, primarily related to maturities of marketable securities and capital expenditures during the period.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Cash Requirements and Material Known Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 28, 2023. There have been no material changes in our contractual obligations and commitments since December 31, 2022, except as otherwise described in Note 7 to our unaudited condensed consolidated financial statements included in this report.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 28, 2023, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2023, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 28, 2023.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have conducted clinical trials, including Phase 3 pivotal clinical trials, of tarcocimab in patients with wet AMD, DME/DR and RVO. Certain of our trials did not meet their primary efficacy endpoints, and in July 2023 we announced a business decision to discontinue further development of tarcocimab. We continue to assess a variety of strategic and operational alternatives relating to the tarcocimab program, including the possibility that additional clinical trials may be conducted in the future. KSI-501, our clinical stage product candidate, is a dual inhibitor antibody biopolymer conjugate targeting both IL-6 (anti-IL-6 antibody) and VEGF (VEGF-trap) and is being investigated in a Phase 1 clinical study.

To date, we have not obtained marketing approval for any product candidates, manufactured a commercial scale product, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and early stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

The recent failure of pivotal studies of tarcocimab to meet their primary efficacy endpoints may lead us to discontinue development of other product candidates based on our ABC Platform.

In July 2023, we announced that two of our pivotal Phase 3 clinical trials of tarcocimab did not meet their primary efficacy endpoints and, as a result, we announced a business decision to discontinue further development of tarcocimab. Although we continue to assess a variety of strategic and operational alternatives relating to the tarcocimab program, including the possibility that additional clinical trials may be conducted in the future, we may decide to discontinue development of some or all of our product candidates that are based on our ABC Platform. If we discontinue development of our ABC Platform or other product candidates based on our ABC platform, we could be prevented from or significantly delayed in achieving profitability.

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

We are at an early stage of development of our product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

•
our product candidates have in the past and may in the future not successfully complete preclinical studies or clinical trials;
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

Further, we may not be successful in our efforts to further develop our product candidates in time to meet the current and identified market opportunity. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates is in various stages of development and will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all. Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future clinical studies are inconclusive with respect to the efficacy of our product candidates or if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition. For example, in the tarcocimab arms of our recently completed GLEAM AND GLIMMER clinical trials, we observed an unexpected increase in cataracts, which we believe may have contributed meaningfully to the failure of each study to meet its primary efficacy endpoint.

Tarcocimab is an anti-VEGF biologic that we have studied in wet AMD, DME/DR and RVO. KSI-501 is our investigational medicine and is a first-in-class bispecific antibody conjugate designed to inhibit two mechanisms implicated in retinal diseases: interleukin-6 (IL-6) and vascular endothelial growth factor ("VEGF"). There are some potential side effects associated with intravitreal anti-VEGF therapies such as intraocular hemorrhage, intraocular pressure elevation, retinal detachment, inflammation, vasculitis, artery occlusion or infection inside the eye and over-inhibition of VEGF, as well as the potential for potential systemic side effects such as heart attack, stroke, wound healing problems, and high blood pressure. Recent trends in the development of anti-VEGF therapies have favored increased molar dosages, as compared to currently marketed treatments. To date these heightened dosages have not exhibited a safety profile significantly worse than that of current treatments, as attributable to molar dose. However, anti-VEGF product candidates featuring higher molar dosages, including tarcocimab and KSI-501 may heighten the risk of adverse effects associated with anti-VEGF treatments generally, both in the eye and in the rest of the body. There are risks inherent in the intravitreal injection procedure of drugs like tarcocimab and KSI-501 which can cause injury to the eye and other complications including conjunctival hemorrhage, punctate keratitis, eye pain, conjunctival hyperemia, intra-ocular inflammation, and endophthalmitis. Any additional toxicology signal observed, be it real or perceived, may negatively impact perceptions of utilization of tarcocimab and KSI-501 in broader populations and impact clinical trial enrollment, regulatory approval and commercial success.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety, efficacy or durability results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Product candidates in later stages of clinical trials may fail to show the desired safety, efficacy and durability profile despite having progressed through preclinical studies and initial clinical trials. For example, in our Phase 2b/3 clinical trial evaluating the efficacy, durability and safety of tarcocimab in treatment-naïve subjects with neovascular wet AMD and in our recently completed and our Phase 3 GLEAM and GLIMMER studies, tarcocimab did not meet the primary efficacy endpoint of showing non-inferior visual acuity gains. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials or trials of a different design could be required before we submit our product candidates for approval. To the extent that the results of trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Even if trial results are successful at the primary endpoint, clinical trial results may be different or worse in the extended treatment periods following the primary endpoint, and such data may negatively impact perceptions by regulatory authorities, the clinical community or commercial payors of the benefits of our product candidates.

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

One of our strategies is to identify and pursue clinical development of product candidates based on our ABC Platform. Our ABC Platform may not produce a pipeline of viable product candidates, or our competitors may develop platform technologies that render our ABC Platform obsolete or less attractive.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal diseases for which we have product candidates. Certain of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD, DME/DR and RVO. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to educate these parties on the benefits of switching to any product candidates developed by us. Companies that we are aware are developing and / or commercializing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer and Regeneron, AbbVie, Boehringer Ingelheim, AstraZeneca, Amgen, Johnson & Johnson, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

Two Lucentis biosimilars were approved in the United States in 2022, and their approval may impact market dynamics and payor policies negatively for our product candidates. Roche’s product, Vabysmo (faricimab) received FDA approval for the treatment of wet AMD and DME in January 2022 and is currently under FDA regulatory review for approval in RVO. Vabysmo has gained rapid adoption since launch and we believe it will become an important product in the marketplace. In September 2022, Regeneron reported positive topline results from its Phase 3 studies of a higher dose formulation of aflibercept that met its non-inferiority endpoint in pivotal studies in wet AMD and DME while dosing a majority of patients on an every 3 or 4 month interval. If approved, we believe high dose aflibercept may become an important therapy in the marketplace given Regeneron’s incumbent position in retinal diseases. Even if our product candidates present a compelling clinical profile, we may not be able to market our product candidates as effectively as our competitors. For example, entrenched franchises may seek to impede adoption of our product candidates through significant discounts or rebates.

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

We rely on third parties for raw materials needed for manufacturing our product candidates. We may not be able to obtain adequate amounts in the future. These challenges are magnified by the international nature of our supply chain, which, for tarcocimab and KSI-501, requires drug substance and drug product sourced from single source suppliers from China, Japan, the United Kingdom, the United States and Switzerland.

We have limited experience manufacturing any of our product candidates at a commercial scale. If we or any of our third-party manufacturers encounter difficulties in production or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials, or our ability to supply our products for patients, if approved, could be delayed or stopped, or we may be unable to establish a commercially viable cost structure.

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in small and large quantities. Our third-party manufacturer has made only a limited number of commercial scale lots of tarcocimab based on our ABC Platform. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of our product candidates may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to any internal manufacturing facilities, should we in the future decide to build internal manufacturing capacity.

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA and foreign regulatory authority approval processes and continuous oversight. We will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with current good manufacturing practices, or cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. For example, our manufacturers are also engaged in the manufacturing of vaccines and other therapeutic treatments, and the success of and demand for these vaccines and other therapeutic treatments means we and our programs are competing for scarce manufacturing resources. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Drug pricing and access policies in the United States and internationally may change and negatively impact the commercial viability of our product candidates. Proposed policy changes, including the potential for Medicare to negotiate with drug manufacturers under the recently enacted Inflation Reduction Act of 2022 (the “IRA”), may limit our ability to competitively price our product candidates, if approved. Further, commercial insurers may limit patient access to our product candidates, if approved and other branded therapies. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

Our decision to cease development of tarcocimab may impact our ability to use the Ursus facility as intended, which could result in an excess of capital expenditures.*

In August 2020, we, together with our wholly-owned subsidiary Kodiak Sciences GmbH, entered into a manufacturing agreement with Lonza Ltd for the clinical and commercial supply of the Company’s antibody biopolymer conjugate drug substance, which included a custom-built manufacturing facility for the potential clinical and commercial supply of tarcocimab (the “Ursus facility”). Fixed assets of approximately 75.0 million Swiss Francs, equivalent to $81.7 million, consisting of leasehold improvements and machinery and equipment, were placed in service and capitalized as of January 31, 2023, $26.8 million of which was unpaid and recorded to accrued property and equipment under accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2023. In July 2023, the Company announced its decision to cease the development of tarcocimab. Our decision to cease development of tarcocimab may impact our ability to fully utilize the Ursus facility. We may not realize any benefit from the capital expenditures to date or capital expenditures we are committed to make in the future, and we may incur substantial additional expenses and capital expenditures to repurpose the Ursus facility for our other product candidates or for use by third parties, any of which may negatively impact our operating results and financial condition.

If we fail to repurpose the Ursus facility in a cost-effective manner, the development and production of our product candidates could be curtailed or delayed. Even if we are successful in repurposing the Ursus facility, our manufacturing capabilities could be affected by cost-overruns, additional changes in our development plans, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business. Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

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

We have conducted clinical trials for our product candidates outside the United States (or the respective jurisdictions of other regulatory authorities), and the FDA, (or EMA and applicable foreign regulatory authorities) may not accept data from such trials.

We have conducted one or more of our clinical trials outside the United States, including Europe and other foreign countries. The acceptance of study data from global clinical trials by the FDA, EMA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice and (2) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of their respective jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming, would delay aspects of our business plan and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2032 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024.

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
•
the availability of capital.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses and their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information;

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. Payment within these late fee windows may be employed in order to simplify the payment of these fees generally. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, while not relevant for tarcocimab and KSI-501, if we rely on a different product, its development could involve the use of government funds, which can require additional compliance aspects to make certain all rights are transferred to or remain with us.

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

Third-party claims of intellectual property infringement, misappropriation or other violation against us or our collaborators may prevent or delay the development and commercialization of our product candidates, the ABC Platform and other technologies.

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

We are aware of a number of patents and patent applications that are directed to one or more aspects of tarcocimab and KSI-501. Our intent is to maintain our development efforts under 35 U.S.C. Section 271(e)(1) (which provides a safe harbor from patent infringement claims related to certain drug development activities) through to at least the launch of any tarcocimab and KSI-501 product. We are aware of at least one pending patent application with claims that are directed to some aspect of tarcocimab and KSI-501, and that could, if issued, result in a patent term beyond a potential launch date for tarcocimab or KSI-501. If this were to occur, we may be required to challenge the validity of the claims, obtain a license, modify tarcocimab or KSI-501, or delay launch. We are also aware of at least one issued patent family with claims that may be related to some potential future aspect(s) of KSI-501 and that has a patent term beyond a potential launch date for KSI-501. If this or any other patent family were perceived relevant, we may be required to challenge the validity of the claims, obtain a license, modify KSI-501, or delay launch.

If we choose to further the pipeline and develop a different product, such a product would be delayed until the expiration of any valid patent that is still in force on such product. Alternatively, our options for addressing any such patents relating to these non- tarcocimab and KSI-501 products would include the following: challenge the validity of the claims, obtain a license, or modify the non- tarcocimab and non-KSI-501 products.

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

As of June 30, 2023, we had 118 employees, all of whom were full-time. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our operations, and those of our CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. For example, in connection to health epidemics, the various quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to infectious diseases, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture product, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining clinical supplies of our product candidates. The extent to which health epidemics could impact our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the severity and the actions to contain or treat such outbreaks, epidemics, or pandemics, among others.

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

Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

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

The extent to which the risks and evolving effects of health epidemics impact our business and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements, business closures or business disruptions and the effectiveness of actions taken in the United States and in other countries to contain and treat the disease, including the effectiveness and timing of vaccine programs in the United States and worldwide. Health epidemics may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor. Recently, we have seen the abrupt failure of more than one regional bank. We may from time to time have balances in bank accounts that are in excess of insured deposit limits, and could be subject to risks of bank failures. Similar bank failures could significantly impair our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

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

We have incurred net losses in each reporting period since our inception, including net losses of $151.0 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $1,043.0 million.

We have invested significant financial resources in research and development activities, including for our product candidates and our ABC Platform. We do not expect to generate revenue from product sales for several years, if at all. The amount of our future net losses will depend, in part, on the level of our future expenditures and our ability to generate revenue. Moreover, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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
•
continue the development of our ABC Platform;
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

Our operations have required substantial amounts of cash since inception. To date, we have funded our operations primarily through the sale of equity securities. Developing our product candidates is expensive, and we expect to continue our spending as we advance our product candidate development efforts. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

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

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us or at all. For example, the current Russia-Ukraine conflict has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain. Further, inflation rates, particularly in the United States, have increased recently to levels not seen in decades, and the Federal Reserve has raised, and may again raise, interest rates. These conditions of economic uncertainty and market volatility could limit additional capital available to us, if and when needed. In addition, it is possible that we may not be able to access a portion of our existing cash, cash equivalents and investments due to unforeseen market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC), took control and was appointed receiver of Silicon Valley Bank. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. We currently have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations and cause the price of our common stock to decline.

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

Due to the significant resources required for the development of our product candidates, we must decide which product candidates and indications to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, to date, we have spent significant resources in researching and developing our tarcocimab product candidate. In light of recent results in our GLEAM and GLIMMER pivotal Phase 3 clinical trials, we announced a business decision to discontinue further development of tarcocimab. If any of our future investments or allocations of research and development financial resources result in failed product candidates, our financial condition and business prospects may be significantly adversely impacted and we may never become profitable. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain product candidates may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the biopharmaceutical industry, in particular for retinal diseases, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

Our business decision to discontinue ongoing development of tarcocimab may not result in any cost savings, and could result in total costs and expenses that are greater than expected in the short term and could disrupt our business.*

In July 2023, we announced our business decision to discontinue further development of tarcocimab. Although we continue to assess a variety of strategic and operational alternatives relating to the tarcocimab program, including the possibility that additional clinical trials may be conducted in the future, the decision to discontinue further development of tarcocimab may require that we record impairment charges related to property, plant and equipment or right of use assets, and recognize other restructuring costs. As a result, we may not realize any financial benefit and/or savings from this discontinuation. If we are unable to realize expected cost savings, our operating results and financial condition would be adversely affected.

Foreign currency exchange rate risk may impact our financial position and results.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2021 to December 31, 2022 ranged from a low of $5.04 to a high of $89.45 and from January 1, 2023 to July 31, 2023 ranged from a low of $2.87 to a high of $9.48. As a result, you may not be able to sell your common stock at or above the price that you paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

•
general economic, industry, and market conditions, including the current inflationary environment, lowered consumer confidence, bank failures, the Russian invasion of Ukraine, as well as continued and any new sanctions against Russia by, among others, the United States and the European Union, which restrict a wide range of trade and financial dealings with Russia and Russia parties, and other unforeseeable circumstances; and
•
the other factors described in this “Risk Factors” section.

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

KODIAK SCIENCES INC.

Date: August 14, 2023	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)