Form 10-Q
period 2023-09-30
Kodiak Sciences Inc.
filed 2023-11-14
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 52,472,291 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the scope, progress, results and costs of developing any product candidates we have or may develop, and conducting preclinical studies and clinical trials;
•
our and Lonza’s ability to successfully execute on our manufacturing development plan;
•
the number, size and design of clinical trials that regulatory authorities may require to obtain marketing approval, including the order and number of clinical studies required to support a BLA in retinal vein occlusion, or RVO, non-proliferative diabetic retinopathy, or NPDR, and wet age-related macular degeneration, or wet AMD, or any of our current or future product candidates, including the sufficiency of a single additional pivotal study of tarcocimab tedromer and a single BLA for wet AMD, RVO and NPDR together;
•
our expectations regarding chemistry manufacturing and controls, or CMC, requirements of the United States Food and Drug Administration, or FDA, and other regulatory bodies to support any BLA submission and potential commercial launch;
•
our expectations regarding enhancements and benefits of new formulations of tarcocimab, KSI-501 or other ABC Platform derived molecules;
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

i

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
•
Our prospects are heavily dependent on our tarcocimab and KSI-501 product candidates, which are currently in clinical development for multiple indications.
•
The failure of pivotal studies of tarcocimab to meet their primary efficacy endpoints may lead us to pause or discontinue development of other product candidates based on our ABC Platform.
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
•
Our plan for the development of tarcocimab may be unsuccessful.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$345,668	$190,433
Marketable securities	—	288,500
Prepaid expenses and other current assets	5,259	7,072
Total current assets	350,927	486,005
Restricted cash	6,324	6,324
Property and equipment, net	125,190	56,384
Operating lease right-of-use asset	56,479	59,369
Other assets	8,732	58,546
Total assets	$547,652	$666,628
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,589	$9,130
Accrued and other current liabilities	23,170	33,440
Operating lease liability	9,015	9,926
Total current liabilities	70,774	52,496
Operating lease liability, net of current portion	74,461	77,807
Liability related to sale of future royalties	100,000	99,996
Other liabilities	—	162
Total liabilities	245,235	230,461
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at September 30, 2023 and December 31, 2022; 52,467,291 and 52,333,850 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	1,395,427	1,329,509
Accumulated other comprehensive income (loss)	—	(1,307)
Accumulated deficit	(1,093,015)	(892,040)
Total stockholders’ equity	302,417	436,167
Total liabilities and stockholders’ equity	$547,652	$666,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$36,188	$61,676	$159,669	$211,597
General and administrative	18,312	17,802	54,278	55,716
Total operating expenses	54,500	79,478	213,947	267,313
Loss from operations	(54,500)	(79,478)	(213,947)	(267,313)
Interest income	4,536	2,484	12,836	4,054
Interest expense	(5)	(4)	(13)	(14)
Other income (expense), net	(38)	(40)	149	(102)
Net loss	$(50,007)	$(77,038)	$(200,975)	$(263,375)
Net loss per common share, basic and diluted	$(0.95)	$(1.47)	$(3.84)	$(5.04)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	52,455,620	52,288,257	52,391,083	52,227,072
Other comprehensive income (loss)
Change in unrealized gains (losses) related to available-for-sale debt securities, net of tax	—	(636)	1,307	(2,505)
Total other comprehensive income (loss)	—	(636)	1,307	(2,505)
Comprehensive loss	$(50,007)	$(77,674)	$(199,668)	$(265,880)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	52,333,850	$5	$1,329,509	$(1,307)	$(892,040)	$436,167
Issuance of common stock upon exercise of stock options	1,098	—	9	—	—	9
Issuance of common stock upon vesting of restricted stock units	9,793	—	—	—	—	—
Stock-based compensation expense	—	—	25,980	—	—	25,980
Other comprehensive income	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	(70,780)	(70,780)
Balances at March 31, 2023	52,344,741	5	1,355,498	(96)	(962,820)	392,587
Issuance of common stock upon exercise of stock options	6,430	—	51	—	—	51
Issuance of common stock upon vesting of restricted stock units	76,152	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	25,840	—	131	—	—	131
Stock-based compensation expense	—	—	25,801	—	—	25,801
Other comprehensive income	—	—	—	96	—	96
Net loss	—	—	—	—	(80,188)	(80,188)
Balances at June 30, 2023	52,453,163	5	1,381,481	—	(1,043,008)	338,478
Issuance of common stock upon vesting of restricted stock units	14,128	—	—	—	—	—
Stock-based compensation expense	—	—	13,946	—	—	13,946
Net loss	—	—	—	—	(50,007)	(50,007)
Balances at September 30, 2023	52,467,291	$5	$1,395,427	$—	$(1,093,015)	$302,417

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	51,826,257	$5	$1,221,532	$—	$(558,217)	$663,320
Issuance of common stock upon exercise of stock options	110,043	—	1,678	—	—	1,678
Issuance of common stock upon vesting of restricted stock units	3,581	—	—	—	—	—
Stock-based compensation expense	—	—	28,095	—	—	28,095
Net loss	—	—	—	—	(95,709)	(95,709)
Balances at March 31, 2022	51,939,881	5	1,251,305	—	(653,926)	597,384
Issuance of common stock upon exercise of stock options	320	—	2	—	—	2
Issuance of common stock upon vesting of restricted stock units	74,148	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	10,272	—	64	—	—	64
Stock-based compensation expense	—	—	25,978	—	—	25,978
Other comprehensive loss	—	—	—	(1,869)	—	(1,869)
Net loss	—	—	—	—	(90,628)	(90,628)
Balances at June 30, 2022	52,024,621	5	1,277,349	(1,869)	(744,554)	530,931
Issuance of common stock upon exercise of stock options	16,636	—	90	—	—	90
Issuance of common stock upon vesting of restricted stock units	13,198	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	249,699	—	—	—	—	—
Stock-based compensation expense	—	—	26,182	—	—	26,182
Other comprehensive loss	—		—	(636)		(636)
Net loss	—	—	—	—	(77,038)	(77,038)
Balances at September 30, 2022	52,304,154	$5	$1,303,621	$(2,505)	$(821,592)	$479,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(200,975)	$(263,375)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	13,572	2,234
Stock-based compensation	65,727	80,255
Net amortization (accretion) of premium (discount) on marketable securities	(846)	(748)
Settlement of derivative contracts	(314)	—
Amortization of operating lease right-of-use asset	5,711	5,458
Amortization of issuance costs	4	39
Changes in assets and liabilities:
Prepaid expenses and other current assets	6,994	(2,939)
Other assets	410	7,198
Accounts payable	3,114	7,089
Accrued and other current liabilities	(8,263)	5,401
Operating lease liability	(7,078)	8,004
Net cash provided by (used in) operating activities	(121,944)	(151,384)
Cash flows from investing activities
Purchase of property and equipment	(13,866)	(33,958)
Deposits on property and equipment	(77)	(7,787)
Purchase of marketable securities	(49,347)	(427,766)
Maturities of marketable securities	340,000	66,000
Proceeds from derivative activity	314	—
Net cash provided by (used in) investing activities	277,024	(403,511)
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	60	1,770
Proceeds from issuance of common stock pursuant to employee stock purchase plan	131	64
Principal payments of tenant improvement allowance payable	(36)	(36)
Net cash provided by (used in) financing activities	155	1,798
Net increase (decrease) in cash, cash equivalents and restricted cash	155,235	(553,097)
Cash, cash equivalents and restricted cash, at beginning of period	196,757	737,834
Cash, cash equivalents and restricted cash, at end of period	$351,992	$184,737
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$345,668	$178,413
Restricted cash	6,324	6,324
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$351,992	$184,737

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$2,668	$(170)
Purchase of property and equipment under accounts payable and accruals	$27,465	$4,320

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

Liquidity

As of September 30, 2023, the Company had cash and cash equivalents of $345.7 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash and cash equivalents will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Quarterly Report on Form 10-Q.

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

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and expenses during the reporting period. Such estimates include, but are not limited to, accrued research and development and stock-based compensation. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the estimated undiscounted net cash flows which the assets are expected to generate. If such assets are deemed not recoverable, an impairment loss is recognized in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. For the three months ended September 30, 2023, the Company assessed the recoverability of its long-lived assets based on the Company’s decision to wind-down the tarcocimab program following the topline results from the Phase 3 GLEAM and GLIMMER studies. The Company determined that the estimated undiscounted net cash flows which the assets are forecasted to generate exceeded the carrying amount of the assets. Therefore, no impairment loss was recognized in the period.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Risks and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including health epidemics, labor shortages, bank failures, inflation and monetary supply shifts, recession risks and potential disruptions from the geopolitical conflicts. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2023, are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below within the “Recent Accounting Pronouncements” section.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB"), under its Accounting Standards Codification ("ASC") or other standard setting bodies and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the three and nine months ended September 30, 2023 that are of significance to the Company.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued clinical trial and related costs	$9,791	$18,334
Accrued manufacturing and research & development costs	6,306	5,978
Accrued salaries and benefits	5,405	6,033
Accrued legal fees and professional fees	176	283
Accrued property and equipment	—	1,893
Accrued other liabilities	1,492	919
Total accrued and other current liabilities	$23,170	$33,440

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$331,478	$—	$—	$331,478
Marketable securities:
U.S. treasury securities	—	—	—	—
Total	$331,478	$—	$—	$331,478

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$173,617	$—	$—	$173,617
Marketable securities:
U.S. treasury securities	—	288,500	—	288,500
Total	$173,617	$288,500	$—	$462,117

As of September 30, 2023, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

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

As of September 30, 2023, there were no marketable securities. There were no reclassifications out of accumulated other comprehensive income (loss), impairment charges or recoveries and no allowance for credit losses recorded during the nine months ended September 30, 2023.

6. Derivatives

The Company uses certain derivative instruments, that are not designated as hedges for accounting purposes, which include foreign currency forward contracts. As of September 30, 2023, the Company did not have any outstanding derivative instruments.

7. Commitments and Contingencies

Ursus Facility

In August 2020, the Company and its wholly owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of the Company’s antibody biopolymer conjugate drug substance which included a custom-built manufacturing facility. The manufacturing agreement has an initial term of eight years, and the Company has the right to extend the term up to a total of 16 years. The Company and Lonza each have the ability to terminate this agreement upon the occurrence of certain events.

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

The Company concluded that this agreement contained an embedded lease as the custom-built manufacturing suite would be dedicated for the Company’s use. On January 31, 2023, the custom-built manufacturing suite was commissioned as a cGMP facility. The consideration was allocated to lease and non-lease components as this agreement contained a significant service component (manufacturing services). The Company recognized an operating lease right-of-use asset and corresponding liability based on the present value of remaining lease payments discounted at the Company’s estimated incremental borrowing rate of 6.3% over the remaining lease term of 7.2 years. The Company determined that the renewal options were not reasonably certain at lease inception. The Company recognized $0.1 million and $0.4 million as part of operating lease costs during the three and nine months ended September 30, 2023, respectively.

Fixed assets of approximately 75.0 million Swiss Francs, equivalent to $81.7 million, in leasehold improvements and machinery and equipment, were placed in service and capitalized as of January 31, 2023. As of September 30, 2023, $26.8 million of these fixed assets were unpaid and recorded under accounts payable on the condensed consolidated balance sheet.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Stock-Based Compensation

In January 2023 and 2022, the number of shares of common stock available for issuance under the 2018 Equity Incentive Plan (the "2018 Plan") was increased by approximately 2.1 million shares in each period, as a result of the automatic increase provision in the 2018 Plan.

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”), 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	16,542,107	$51.48	7.91	$5,410
Granted	3,285,000	$7.12
Exercised	(7,528)	$7.96
Forfeited or canceled	(1,190,462)	$54.95
Outstanding at September 30, 2023	18,629,117	$43.45	7.28	$342

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	280,522	$60.17
Granted	27,250	$6.09
Vested	(100,073)	$63.59
Canceled	(21,432)	$62.27
Unvested at September 30, 2023	186,267	$50.18

Stock-Based Compensation Expense

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,733	$14,947	$32,093	$45,031
General and administrative	11,213	11,235	33,634	35,224
Total stock-based compensation	$13,946	$26,182	$65,727	$80,255

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of September 30,
	2023	2022
Outstanding stock options	18,629,117	16,621,343
Unvested restricted shares	186,267	283,877
Total	18,815,384	16,905,220

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

Overview

Kodiak Sciences (“we,” the “Company” or “Kodiak” ) is a biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases. We are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our ABC Platform™ uses molecular engineering to merge the fields of antibody-based and chemistry-based therapies and has been at the core of Kodiak's discovery engine. Kodiak's lead investigational medicine, tarcocimab, is a novel anti-VEGF antibody biopolymer conjugate under development for the treatment of retinal vascular diseases including diabetic eye disease, the leading cause of blindness in working-age patients in the developed world, and wet age-related macular degeneration, the leading cause of blindness in elderly patients in the developed world. The tarcocimab clinical program was designed to assess the product candidate's durability, efficacy and safety in major retinal vascular diseases in parallel, through the GLEAM and GLIMMER studies in diabetic macular edema, the BEACON study in retinal vein occlusion, the GLOW study in non-proliferative diabetic retinopathy and the DAYLIGHT study in wet age-related macular degeneration.

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

Based on these data, and despite demonstrating what Kodiak believes is great potential, Kodiak paused further development of tarcocimab in July 2023 pending review of data from the BEACON study in patients with macular edema due to RVO and the GLOW study patients with diabetic retinopathy.

On September 7, 2023, Kodiak announced new one-year results for Kodiak's tarcocimab tedromer in the pivotal BEACON trial demonstrated durability, matched efficacy and comparable safety versus aflibercept in the head-to-head comparative pivotal trial over one-year.

Tarcocimab showed matched efficacy with differentiated durability versus aflibercept in the head-to-head comparison. After 4 initiating doses in the first 6 months, 47% of tarcocimab-treated patients required no additional injections in the second 6 months (while matching the vision and anatomic outcomes of aflibercept-treated patients). Despite receiving 6 initiating monthly doses, only 37% of aflibercept patients were injection free in the second half of the study. 77% of tarcocimab treated patients received 5 or fewer doses in year one, while 93% of aflibercept treated patients received 6 or more doses. BRVO patients received a median of 4.0 injections on tarcocimab versus 7.0 injections of aflibercept. Despite materially fewer injections in tarcocimab treated patients, vision outcomes favored tarcocimab-treated patients achieving an observed mean of 76.6 letters versus 75.6 letters for aflibercept treated patients. All RVO patients received a median of 5.0 injections on tarcocimab versus 7.0 injections of aflibercept. Despite materially fewer injections in tarcocimab treated patients, vision outcomes favored tarcocimab-treated patients achieving an observed mean of 74.6 letters versus 74.3 letters for aflibercept treated patients.

On November 6, 2023, Kodiak announced positive results in its Phase 3 GLOW study in patients with moderately severe and severe diabetic retinopathy. GLOW met its primary endpoint of patients with at least a 2-step improvement on the Diabetic Retinopathy Severity Scale (DRSS) score, a grading system measuring the degree of retinopathy. Tarcocimab achieved a 29-fold increased response rate ratio, with 41.1% of evaluable patients on tarcocimab demonstrating at least 2-step improvement versus 1.4% of evaluable patients in the sham group (p less than 0.0001). GLOW also met all key secondary endpoints, including greater reductions in the proportion of patients developing sight-threatening complications (such as diabetic macular edema and proliferative diabetic retinopathy) versus sham, demonstrating an 89% decreased risk, achieving 21.0% versus 2.3% in the sham group (p less than 0.0001). Tarcocimab also showed a 95% risk reduction in the development of DME, versus sham, from 13.7% on sham versus 0.7% on tarcocimab. In GLOW, all patients were treated with a 6-month dosing interval.

Based on three successful phase 3 pivotal trials, Kodiak announced its intention to conduct an additional pivotal study with a commercial formulation of tarcocimab based on a new regulatory strategy that could support a single BLA for macular edema following RVO, wet AMD and NPDR. While management believes there is a substantial probability that this study will be successful, there necessarily can be no assurance of this or that the FDA will accept or approve the planned BLA.

Antibody Biopolymer Conjugate Drug Substance Manufacturing

In August 2020, we and our wholly owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of drug substance for Kodiak. The manufacturing agreement has an initial term of eight years, and Kodiak has the right to extend the term up to a total of 16 years. Kodiak and Lonza each have the ability to terminate this agreement upon the occurrence of certain conditions. Under the agreement, Kodiak and Lonza planned a custom-built facility (“Ursus”) dedicated to the commercial-scale manufacturing of Kodiak’s drug substance. In March 2022, the Ursus facility achieved mechanical completion. In May 2022, we announced the grand opening of this facility together with Lonza. The facility was commissioned as a cGMP facility in January 2023, and was manufacturing commercial-scale cGMP batches of tarcocimab in the first quarter of 2023. In light of the recent updates to the tarcocimab clinical program, Kodiak is exploring a variety of strategic and operational alternatives relating to this facility, including its best uses in the future.

KSI-501 Program Update

KSI-501 is our first-in-class bispecific investigational medicine designed to inhibit two mechanisms implicated in retinal diseases: vascular endothelial growth factor ("VEGF") and interleukin-6 (“IL-6”). IL-6 is a pro-inflammatory cytokine and growth factor implicated in the pathophysiology of multiple retinal diseases and, in conditions for which anti-VEGF treatment is used, elevated levels of ocular IL-6 have been associated with poor anti-VEGF treatment response. The bispecific mechanism of action of KSI-501 is designed to provide potent inhibition of (i) VEGF-mediated angiogenesis and vascular permeability through a soluble decoy receptor inhibiting the binding of VEGF-A and PLGF to their cognate receptors and (ii) IL-6 mediated inflammation through an antibody that binds soluble interleukin-6, inhibiting its binding to both soluble and membrane-bound IL-6 receptors. In cell-based assays, KSI-501 inhibits angiogenesis and also normalizes inner and outer blood retinal barriers; dual inhibition of VEGF and IL-6 by

KSI-501 confers superior normalization of cell morphology and junctional biology compared to either anti-VEGF or anti-IL-6 monotherapy. We believe KSI-501 has the potential to become a new category of retinal medicines with greater therapeutic efficacy than existing therapies. KSI-501 is currently being studied in a Phase 1 trial in the United States to evaluate the safety, tolerability and bioactivity of KSI-501 initially in DME patients. The Phase 1 study has recently completed enrollment and dosing of patients across all dose levels. In light of the emergence of late onset cataracts observed with tarcocimab in GLEAM and GLIMMER, we intend to explore development of KSI-501 both as its unconjugated protein which is itself a novel bispecific anti-IL-6 antibody / anti-VEGF trap fusion protein and its bioconjugate form.

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

Components of Operating Results

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

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Operating expenses
Research and development	$36,188	$61,676	$(25,488)	$159,669	$211,597	$(51,928)
General and administrative	18,312	17,802	510	54,278	55,716	(1,438)
Loss from operations	(54,500)	(79,478)	24,978	(213,947)	(267,313)	53,366
Interest income	4,536	2,484	2,052	12,836	4,054	8,782
Interest expense	(5)	(4)	(1)	(13)	(14)	1
Other income (expense), net	(38)	(40)	2	149	(102)	251
Net loss	$(50,007)	$(77,038)	$27,031	$(200,975)	$(263,375)	$62,400

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Tarcocimab program expenses	$17,175	$28,878	$(11,703)	$77,971	$107,825	$(29,854)
KSI-501 program expenses	1,427	1,207	220	3,171	6,368	(3,197)
ABC Platform and other program expenses	4,191	6,033	(1,842)	13,380	21,854	(8,474)
Payroll and personnel expenses	7,684	19,968	(12,284)	47,867	60,295	(12,428)
Facilities and other research and development expenses	5,711	5,590	121	17,280	15,255	2,025
Total research and development expenses	$36,188	$61,676	$(25,488)	$159,669	$211,597	$(51,928)

Tarcocimab program expenses decreased $11.7 million and $29.9 million during the three and nine months ended September 30, 2023 as compared to the same periods in 2022, primarily driven by the wind-down of the tarcocimab development program.

The Phase 1 study of KSI-501 began enrolling patients with DME in the beginning of the second quarter of 2023. During the three and nine months ended September 30, 2023 as compared to the same periods in 2022, KSI-501 program expenses increased $0.2 million and decreased $3.2 million due to timing of manufacturing runs in the comparable period.

ABC Platform and other program expenses decreased $1.8 million and $8.5 million during the three and nine months ended September 30, 2023 as compared to the same periods in 2022, primarily due to timing of manufacturing runs.

Payroll and personnel expenses decreased $12.3 million and $12.4 million during the three and nine months ended September 30, 2023 as compared to the same periods in 2022. The decrease in payroll and personnel expenses was primarily driven by forfeitures related to stock-based compensation expense for the 2021 LTPIP.

Facilities and other research and development expenses increased $0.1 million and $2.0 million during the three and nine months ended September 30, 2023 as compared to the same periods in 2022, primarily due to depreciation of our custom-built manufacturing facility.

General and Administrative Expenses

General and administrative expenses increased $0.5 million and decreased $1.4 million during the three and nine months ended September 30, 2023 as compared to the same periods in 2022. For the nine months ended September 30, 2023, the decrease was primarily driven by professional fees for consulting and accounting expenses.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes, warrants and the sale of royalties. As of September 30, 2023, we had cash and cash equivalents of $345.7 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three and nine months ended September 30, 2023, we had net loss of $50.0 million and $201.0 million, of which $13.9 million and $65.7 million related to non-cash stock-based compensation expense, respectively. We expect to continue to incur additional losses in future periods. As of September 30, 2023, we had an accumulated deficit of $1,093.0 million. We believe that the cash and cash equivalents will be sufficient to meet our anticipated operating and capital expenditure requirements at least 12 months following the date of this Quarterly Report on Form 10-Q.

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

The significant uncertainties caused by health epidemics, the on-going geopolitical conflicts, inflation, rising interest rates, bank failures, lower consumer confidence, on-going supply chain disruptions, and volatile equity capital markets may also negatively impact our operations and capital resources. We and our key clinical and manufacturing partners have been able to continue to advance our operations, and we continue to monitor the impact of the aforementioned events on our ability to continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. One or more of these events may ultimately have a material adverse effect on our liquidity and operating plans.

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. See the section of this report titled “Part II, Item 1A — Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(121,944)	$(151,384)
Investing activities	277,024	(403,511)
Financing activities	155	1,798
Net increase (decrease) in cash, cash equivalents and restricted cash	$155,235	$(553,097)

Cash Flows from Operating Activities

Net cash used in operating activities was $121.9 million for the nine months ended September 30, 2023, primarily attributable to a net loss during this period due to the maturation of the tarcocimab clinical program and timing of manufacturing activities. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $277.0 million for the nine months ended September 30, 2023, primarily related to maturities of marketable securities and capital expenditures during the period.

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

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 28, 2023, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2023, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 28, 2023.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are in the clinical stage of drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.*

We are a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have conducted clinical trials, including Phase 3 pivotal clinical trials, of tarcocimab in patients with wet AMD, DME, NPDR and RVO. Certain of our trials did not meet their primary efficacy endpoints, and in July 2023 we announced a business decision to wind-down development of tarcocimab. Following additional positive results from other on-going tarcocimab clinical trials, we plan to resume the tarcocimab development program.

To date, we have not obtained marketing approval for any product candidates, including tarcocimab and KSI-501, our dual inhibitor antibody biopolymer conjugate targeting both IL-6 (anti-IL-6 antibody) and VEGF (VEGF-trap), manufactured a commercial scale product, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and early stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

Our prospects are heavily dependent on our tarcocimab and KSI-501 product candidates, which are currently in clinical development for multiple indications.*

Our prospects will be heavily dependent on our tarcocimab and KSI-501 product candidates and the results of planned or pending clinical studies. We cannot be certain that our product candidates will be successful in any of the planned or pending clinical trials.

Our early preclinical and Phase 1/1b clinical trial results are not necessarily predictive of the results of our on-going or future discovery programs or any future preclinical or clinical studies. Our ability to demonstrate efficacy, safety and clinical durability in pivotal studies may be affected by the patient populations sampled and the design of our pivotal studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported or unobserved adverse events as more patients are treated and followed for longer periods of time.

For example, in our Phase 2b/3 clinical trial evaluating the efficacy, durability and safety of tarcocimab in treatment-naïve subjects with neovascular wet AMD and in our Phase 3 GLEAM and GLIMMER studies, tarcocimab did not meet the primary efficacy endpoint of showing non-inferior visual acuity gains.

There can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical study protocols and the rate of dropout among clinical study participants.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA approval. If approved, clinical study designs and data are not necessarily predictive of the final marketed product label. FDA may not approve a label for a particular dosing frequency, even if we believe the data demonstrate support for that dosing.

While a Phase 1 study of KSI-501 has completed the dosing phase in patients in the United States to evaluate the safety, tolerability and bioactivity of KSI-501 in DME, it may be years before a registrational-type trial is completed, if at all. We may in the future develop other product candidates, advance additional product candidates into clinical trials and terminate such trials prior to their completion. It will take additional investment and time for such programs to reach the same stage of development as tarcocimab.

Our plan for the development of tarcocimab may be unsuccessful.*

We discontinued further development of tarcocimab in mid-2023 pending the outcomes of two other trials that were then underway; while those trials produced favorable results and we are planning an additional trial, that trial may not be successful. In connection with our development program, we developed an enhanced, commercial formulation of tarcocimab to improve manufacturability and usability by reducing injection time from 7-10 seconds to 2-3 seconds. While we believe that so doing does not affect the applicability of prior test results, we cannot be sure that the FDA, EMA or comparable foreign regulatory authorities would agree or accept our planned BLA even if our planned additional trial is successful.

The failure of pivotal studies of tarcocimab to meet their primary efficacy endpoints may lead us to pause or discontinue development of other product candidates based on our ABC Platform.*

In July 2023, we announced that two of our pivotal Phase 3 clinical trials of tarcocimab did not meet their primary efficacy endpoints and, as a result, Kodiak paused further development of tarcocimab pending review of data from the BEACON study in patients with macular edema due to RVO and the GLOW study patients with diabetic retinopathy. Although we intend to resume the development of tarcocimab, we may again determine to discontinue development of tarcocimab or our ABC Platform or other product candidates based on our ABC Platform based on future information, which could prevent us from or significantly delay achieving profitability and could result in disruptions to our business including potential impairment charges, restructuring costs, or costs that are greater than expected.

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

Further, we may not be successful in our efforts to further develop our product candidates in time to meet the current and identified market opportunity. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates is in various stages of development and will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all. Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. If the results of our on-going or future clinical studies are inconclusive with respect to the efficacy of our product candidates or if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND application or a clinical trial application, or CTA, will result in the FDA, European Medicines Agency, or EMA or any other regulatory authority as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. For example, in July 2023 we announced a business decision to wind-down development of tarcocimab following certain of our trials not meeting their primary efficacy endpoints. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

Our most advanced product candidate, tarcocimab, is an anti-VEGF biologic that we have studied in wet AMD, DME, NPDR and RVO. KSI-501 is our investigational medicine and is a first-in-class bispecific antibody conjugate designed to inhibit two mechanisms implicated in retinal diseases: interleukin-6 (IL-6) and vascular endothelial growth factor ("VEGF"). There are some potential side effects associated with intravitreal anti-VEGF therapies such as intraocular hemorrhage, intraocular pressure elevation, retinal detachment, inflammation, vasculitis, artery occlusion or infection inside the eye, progression of cataract, and over-inhibition of VEGF, as well as the potential for potential systemic side effects such as heart attack, stroke, wound healing problems and high blood pressure. Recent trends in the development of anti-VEGF therapies have favored increased molar dosages, as compared to currently marketed treatments. To date these heightened dosages have not exhibited a safety profile significantly worse than that of current treatments, as attributable to molar dose. However, anti-VEGF product candidates featuring higher molar dosages, including tarcocimab and KSI-501 may heighten the risk of adverse effects associated with anti-VEGF treatments generally, both in the eye and in the rest of the body. There are risks inherent in the intravitreal injection procedure of drugs like tarcocimab and KSI-501 which can cause injury to the eye and other complications including conjunctival hemorrhage, punctate keratitis, eye pain, conjunctival hyperemia, intra-ocular inflammation and endophthalmitis. Any additional toxicology signal observed, be it real or perceived, may negatively impact perceptions of utilization of tarcocimab and KSI-501 in broader populations and impact clinical trial enrollment, regulatory approval and commercial success.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety, efficacy or durability results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Product candidates in later stages of clinical trials may fail to show the desired safety, efficacy and durability profile despite having progressed through preclinical studies and initial clinical trials. For example, in our Phase 2b/3 clinical trial evaluating the efficacy, durability and safety of tarcocimab in treatment-naïve subjects with neovascular wet AMD and in our recently completed Phase 3 GLEAM and GLIMMER studies, tarcocimab did not meet the primary efficacy endpoint of showing non-inferior visual acuity gains. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal diseases for which we have product candidates. Certain of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD, DME, NPDR and RVO. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to educate these parties on the benefits of switching to any product candidates developed by us. Companies that we are aware are developing and / or commercializing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer and Regeneron, AbbVie, Boehringer Ingelheim, AstraZeneca, Amgen, Johnson & Johnson, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

Two Lucentis biosimilars were approved in the United States in 2022, and their approval may impact market dynamics and payor policies negatively for our product candidates. Roche’s product, Vabysmo (faricimab) received FDA approval for the treatment of wet AMD and DME in January 2022 and received FDA approval for RVO in October 2023. Vabysmo has gained rapid adoption since launch, and we believe it will become an important product in the marketplace. In September 2022, Regeneron reported positive topline results from its Phase 3 studies of a higher dose formulation of aflibercept that met its non-inferiority endpoint in pivotal studies in wet AMD and DME while dosing a majority of patients on an every 3 or 4 month interval. If approved, we believe high dose aflibercept may become an important therapy in the marketplace given Regeneron’s incumbent position in retinal diseases. Even if our product candidates present a compelling clinical profile, we may not be able to market our product candidates as effectively as our competitors. For example, entrenched franchises may seek to impede adoption of our product candidates through significant discounts or rebates.

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

Manufacturing our product candidates involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells, and harvesting and purifying the biologic produced by them. These processes require specialized facilities, highly specific raw materials and other production constraints. As a result, the cost to manufacture a biologic is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Because of the complex nature of our products, we need to oversee the manufacture of multiple components that require a diverse knowledge base and specialized personnel. Commercial manufacturing scale-up timelines may be negatively affected by material shortages, construction delays and supply chain challenges due to, among other factors, global supply chain shortages due to health epidemics, on-going geopolitical conflicts, global macroeconomic conditions, bank failures or other reasons.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA and foreign regulatory authority approval processes and continuous oversight. We will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with current good manufacturing practices, or cGMPs, on an on-going basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. For example, our manufacturers are also engaged in the manufacturing of vaccines and other therapeutic treatments, and the success of and demand for these vaccines and other therapeutic treatments means we and our programs are competing for scarce manufacturing resources. We hope to distribute tarcocimab in a prefilled syringe early in our commercial rollout. We may not be able to complete our prefilled syringe activities in a timely manner, or we may fail technically to design and develop a prefilled syringe for tarcocimab. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

Changes in methods of manufacturing or formulation of product candidates may result in additional costs or delay.*

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, our manufacturing methods and formulation of product candidates may be altered in an effort to optimize manufacturing processes and results. For example, we have recently created a scale-up formulation of tarcocimab in a manner that we believe may improve manufacturability and usability. However, these changes could cause tarcocimab to perform differently and affect the results of on-going clinical trials or other future clinical trials, and we may need to revert to a prior formulation and may be unable to recover the manufacturing costs of the drug product. In addition, changes to commercial formulations from those studied clinically could also lead regulatory authorities to delay the approval of our marketing applications until we can demonstrate through additional clinical data that there is comparability in the bioavailability of the two different formulations, or they may require us to revert to the prior formulation evaluated clinically. This could delay completion of clinical trials, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of tarcocimab or any future product candidates and jeopardize our ability to commence sales and generate revenue.

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

Drug pricing and access policies in the United States and internationally may change and negatively impact the commercial viability of our product candidates. Proposed policy changes, including the potential for Medicare to negotiate with drug manufacturers under the recently enacted Inflation Reduction Act of 2022, or the IRA, may limit our ability to competitively price our product candidates, if approved. Further, commercial insurers may limit patient access to our product candidates, if approved and other branded therapies. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

The development program and timeline of tarcocimab may impact our ability to use the Ursus facility as intended, which could result in an excess of capital expenditures.*

In August 2020, we, together with our wholly owned subsidiary Kodiak Sciences GmbH, entered into a manufacturing agreement with Lonza Ltd for the clinical and commercial supply of the Company’s antibody biopolymer conjugate drug substance, which included a custom-built manufacturing facility for the potential clinical and commercial supply of tarcocimab, or the Ursus facility. Fixed assets of approximately 75.0 million Swiss Francs, equivalent to $81.7 million, consisting of leasehold improvements and machinery and equipment, were placed in service and capitalized as of January 31, 2023, $26.8 million of which was unpaid and recorded to accrued property and equipment under accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2023. In July 2023, we announced a decision to pause further development of tarcocimab, and then in November 2023, following additional positive clinical trial results, we announced a decision to resume the development of tarcocimab. The development plan, and any further changes thereto, as well as the timeline and success of tarcocimab, may impact our ability to fully utilize the Ursus facility. We may not realize any benefit from the capital expenditures to date, and we may incur substantial additional expenses and capital expenditures to repurpose the Ursus facility for our other product candidates or for use by third parties, any of which may negatively impact our operating results and financial condition.

Even if we are successful utilizing the Ursus facility, our manufacturing capabilities could be affected by cost-overruns, additional changes in our development plans, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business. Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

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

If any of our product candidates are approved, they will be subject to on-going regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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
•
suspend any of our on-going clinical trials;
•
refuse to approve pending applications or supplements to approved applications submitted by us;
•
impose restrictions on our operations, including closing our contract manufacturers’ facilities;
•
seize or detain products; or
•
require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with on-going regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act and Consolidated Appropriations Act of 2023, will remain in effect until 2032 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024.

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
•
the availability of capital.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Our reliance on these third parties for research and development activities reduces our control over these activities, but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register on-going clinical trials and to post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Defending against infringement claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may adversely impact our reputation. We may be subject to an injunction that prevents or delays us from commercializing our ABC Platform technology, product candidates or other technologies during on-going litigation even if we ultimately prevail in the litigation proceedings or the litigation is settled in our favor. We may be subject to an injunction that prevents or delays us from commercializing our ABC Platform, product candidates or other technologies during on-going litigation even if we ultimately prevail in the litigation proceedings or the litigation is settled in our favor. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing our infringing ABC Platform, product candidates or other technologies. In addition, we may have to pay substantial damages (including treble damages and attorneys’ fees for willful infringement) obtain one or more licenses from third parties, pay royalties and/or redesign our infringing product candidates or technologies, which may be impossible or require substantial time and monetary expenditure. If we were unable to further develop and commercialize our ABC Platform, product candidates or other technologies, it would harm our business significantly.

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

As of September 30, 2023, we had 116 employees. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants, and other third parties on which we depend to operate our business, may be vulnerable to these threats. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of attacks, including cyber-attacks that could materially disrupt our systems and operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us.

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

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, access to our sensitive information, or interruptions or stoppages in our business operations (including our clinical trials). Although to our knowledge, we have not experienced a material system failure or security incident to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed, on-going or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business.

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

We implemented a new enterprise resource planning, or ERP, system as well as other systems as part of our on-going technology and process improvements. Our ERP system is critical to our ability to accurately maintain books and records and prepare our financial statements. If we encounter unforeseen problems with our ERP system or other systems and infrastructure, our business, operations, and financial results could be adversely affected.

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

Other international, geo-political, and macroeconomic events could also have an adverse impact on our business. The United States and certain other countries may impose significant sanctions, trade restrictions, and other retaliatory actions in response to these events. While we cannot predict the broader consequences of these types of events, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, or otherwise adversely affect our business, financial condition, and results of operations. In addition, increasing inflation rates and the responses by central banking authorities to control such inflation have contributed to uncertainty and volatility in U.S. and global markets. Rising inflation rates in the United States have begun to affect businesses across many industries, including ours, by increasing costs of operations such as labor.

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

U.S. federal tax legislation enacted in 2017, informally titled The Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, enacted in March 2020, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. Federal NOLs arising in tax years beginning after December 31, 2017 are permitted to be carried forward indefinitely, but carryback of such NOLs is generally permitted to the prior five taxable years only for NOLs arising in taxable years beginning before 2021. In addition, under the Tax Act, as modified by the CARES Act, the deductibility of federal NOLs incurred in taxable years beginning after December 31, 2017 is limited in taxable years beginning after December 31, 2020. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. The new limitations on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act, modified certain provisions of the Tax Act. More recently, the IRA was enacted which includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our net deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Risks Related to Our Business, Financial Condition and Capital Requirements

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including health epidemics, component shortages and related supply chain challenges, geopolitical conflicts, bank failures and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

Additionally, financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the on-going military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers. As a result, our business and results of operations may be adversely affected by the on-going conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

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

We have incurred net losses in each reporting period since our inception, including net losses of $201.0 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $1,093.0 million.

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

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and on-going compliance efforts.

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

Our estimate as to how long we expect our existing cash to be available to fund our operations is based on assumptions that may prove inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us or at all. For example, recent geopolitical conflicts in Europe and the Middle East created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain. Further, inflation rates, particularly in the United States, have increased recently to levels not seen in decades, and the Federal Reserve has raised, and may again raise, interest rates. These conditions of economic uncertainty and market volatility could limit additional capital available to us, if and when needed. In addition, it is possible that we may not be able to access a portion of our existing cash, cash equivalents and investments due to unforeseen market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC), took control and was appointed receiver of Silicon Valley Bank. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. We currently have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations and cause the price of our common stock to decline.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2021 to December 31, 2022 ranged from a low of $5.04 to a high of $89.45 and from January 1, 2023 to October 31, 2023 ranged from a low of $1.40 to a high of $9.48. As a result, shareholders may not be able to sell their common stock at or above the price that they paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
•
general economic, industry, and market conditions, including the current inflationary environment, lowered consumer confidence, bank failures, major geopolitical conflicts; and
•
the other factors described in this “Risk Factors” section.

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations, including recently in connection with health epidemics, bank failures, broader macroeconomic conditional and/or geopolitical instability, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models or prospects of those companies.

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

As a public company, we are subject to reporting and other obligations under the Exchange Act, including the requirements of the Sarbanes-Oxley Act of 2002, or SOX, Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

KODIAK SCIENCES INC.

Date: November 14, 2023	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)