Form 10-K
period 2023-12-31
Kodiak Sciences Inc.
filed 2024-03-28
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023 as reported by the Nasdaq Global Market on such date, was approximately $222.4 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 29, 2024, the registrant had 52,508,602 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

Table of Contents

Kodiak Sciences Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

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
•
the number, size and design of clinical trials that regulatory authorities may require to obtain marketing approval, including the order and number of clinical studies required to support a BLA in retinal vein occlusion, or RVO, diabetic retinopathy, or DR, and wet age-related macular degeneration, or wet AMD, or any of our current or future product candidates, including the sufficiency of a single additional pivotal study of tarcocimab tedromer and a single BLA for wet AMD, RVO and DR together;
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
•
The failure of pivotal studies of tarcocimab to meet their primary efficacy endpoints may lead us to pause, change or discontinue development of other product candidates based on our ABC Platform.
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

v

PART I

ITEM 1. BUSINESS

Overview

Since its founding in 2009, Kodiak Sciences Inc. (“Kodiak,” the “Company,” “we” or “our”) has developed a new technology platform, the Antibody Biopolymer Conjugate (“ABC”) Platform, for retinal medicines. Our goal is to prevent and treat the major causes of blindness by developing and commercializing next-generation therapeutics to address multiple unmet needs on the spectrum of retinal diseases.

Kodiak has developed three clinical programs based on its internal discovery and development engine. The lead investigational medicine, tarcocimab tedromer (“KSI-301” or “tarcocimab”), was built from Kodiak’s ABC Platform and has been studied in six pivotal clinical studies across four high prevalence retinal diseases, three of which were successful. The tarcocimab clinical program was designed to target high prevalence retinal diseases that are treated with anti-vascular endothelial growth factor (“anti-VEGF”) therapies and was designed as a package to support a broad product label, which we hope will include the key diseases and the longest dosing intervals among anti-VEGF therapies. Tarcocimab is being developed to become a differentiated, long-interval therapy for use in many patients who may benefit from anti-VEGF therapy.

Kodiak’s second investigational medicine, KSI-501 (formerly KSI-501ABC), is a bispecific antibody biopolymer conjugate targeting the pro-inflammatory cytokine interleukin-6 (IL-6) and VEGF. KSI-501 is built from Kodiak’s ABC Platform and designed to address the underlying inflammatory cascade in addition to vascular permeability in high prevalence retinal diseases. A Phase 1 study was conducted to evaluate KSI-501’s safety, tolerability and bioactivity. Positive results from the Phase 1 study were recently shared. Kodiak expects to advance KSI-501 into pivotal clinical studies in 2024.

Additionally, Kodiak is developing a third investigational medicine, KSI-101 (formerly KSI-501P), an unconjugated bispecific protein targeting IL-6 and VEGF. KSI-101 is being developed for retinal inflammatory conditions, a new market segment separate from the established anti-VEGF market. KSI-101 is a clinical program with opportunities and risks uncoupled from the ABC Platform, and as such is an important part of our portfolio. Kodiak intends to advance KSI-101 into a Phase 1b study in 2024 to evaluate its safety and tolerability and to identify two dose levels to progress into pivotal studies, which are being planned to initiate later in 2024.

Beyond its clinical pipeline, Kodiak is progressing its ABC Platform with “duet” and “triplet” programs that embed small molecules and other bioactive molecules in the biopolymer backbone to provide a high drug-antibody ratio (“DAR”). The diverse bioactives are designed to be released over time to achieve sustained inhibition of targeted biological pathways. We believe this unique combination of high DAR and extended therapeutic benefit offers potential for broad and important utility for multifactorial ophthalmic and systemic diseases.

In addition to advancing our pipeline, we have made important progress in process development and commercial scale manufacturing, including the commissioning and regulatory approval of Ursus, our dedicated commercial-scale drug substance manufacturing facility that was custom-designed and built in collaboration with Lonza. We believe these manufacturing efforts would position Kodiak well for potential market share capture if tarcocimab is approved.

Notably, up to this point, Kodiak has retained all global rights to make, use and sell its product candidates, which we believe preserves future value and allows for agile decision-making.

While engaged in these research and development efforts, we believe we have demonstrated a disciplined and creative approach to building and financing the Company. As of December 31, 2023, we had $285.5 million in cash and cash equivalents.

Our objective is to develop our retina-focused product candidates, seek FDA approval, and ultimately commercialize our product candidates.

Following from these efforts, we believe Kodiak has the potential to achieve our ambition of becoming an important retinal development and commercialization franchise, but recognize that there are substantial risks to realizing this potential.

Tarcocimab Clinical Program Summary and Update

Kodiak’s lead clinical program tarcocimab is an investigational anti-VEGF therapy built on Kodiak’s ABC Platform and is designed to maintain potent and effective drug levels in ocular tissues for longer than existing available agents. Kodiak’s objective with tarcocimab is to enable earlier treatment and prevention of vision loss for patients with diabetic retinopathy and to develop a new durability agent to improve outcomes for patients with retinal vascular diseases.

To date, tarcocimab has been studied in six pivotal clinical studies: Phase 3 GLOW1 study in non-proliferative diabetic retinopathy (“NPDR”), Phase 3 BEACON study in retinal vein occlusion (“RVO”), Phase 3 DAYLIGHT study in wet age-related macular degeneration (“wet AMD”), Phase 3 GLEAM and GLIMMER studies with identical study design in diabetic macular edema (“DME”), and Phase 2/3 DAZZLE study in wet AMD. Of the six registrational studies, GLOW1, BEACON and DAYLIGHT successfully met the primary endpoint. More information about study design and results from each individual pivotal study are summarized below:

GLOW1 – Phase 3 Study in Patients with Non-Proliferative Diabetic Retinopathy without DME

The Phase 3 GLOW1 study was a global, multi-center, randomized pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab in treatment-naïve patients with moderately severe to severe NPDR. Patients were randomized to receive either tarcocimab every six months after initiating doses given at baseline, 8 weeks and 20 weeks into the study, or to receive sham injections. The primary endpoint was at one year.

On November 6, 2023, Kodiak announced that GLOW1 met its primary endpoint of the proportion of patients with at least a 2-step improvement on the Diabetic Retinopathy Severity Scale (DRSS) score, a grading system measuring the degree of retinopathy. Tarcocimab achieved a 29-fold increased response rate ratio, with 41.1% of evaluable patients on tarcocimab demonstrating at least 2-step improvement versus 1.4% of evaluable patients in the sham group (p less than 0.0001). Visual acuity and retinal anatomy were improved and stable with tarcocimab on its extended-dosing intervals. At one year, GLOW1 also met its key secondary endpoint of greater reductions in the proportion of patients developing sight-threatening complications (such as diabetic macular edema and proliferative diabetic retinopathy), versus sham, demonstrating an 89% decreased risk, achieving 21.0% versus 2.3% (p less than 0.0001). Tarcocimab also showed a 95% risk reduction in the development of DME, versus sham, from 13.7% on sham versus 0.7% on tarcocimab. The rates of serious ocular adverse events and intraocular inflammation in patients treated with tarcocimab and sham were similar.

BEACON – Phase 3 Study in Patients with Treatment-Naïve Retinal Vein Occlusion

The Phase 3 BEACON study was a randomized, double-masked, multicenter, active comparator-controlled study in treatment naïve patients with vision loss and macular edema due to retinal vein occlusion, including both branch ("BRVO") and central ("CRVO") subtypes. In the initial six months of the study, patients received tarcocimab on a fixed every-8-week dosing regimen following 2 monthly loading doses or aflibercept 2mg on a fixed monthly dosing regimen per its label. In the second six months of the study, tarcocimab and aflibercept were tested head-to-head according to a pro re nata (“PRN") protocol in which patients in both groups were treated only when disease reactivated according to matched predefined disease activity criteria.

In August 2022, Kodiak announced that the BEACON study met the primary efficacy endpoint of non-inferior visual acuity change from baseline at week 24 for subjects given tarcocimab every two months after 2 monthly loading doses compared to subjects given monthly aflibercept.

On September 7, 2023, Kodiak announced new one-year results from the BEACON study. Tarcocimab demonstrated matched efficacy with differentiated durability versus aflibercept in the head-to-head comparison. After 4 initiating doses in the first 6 months, 47% of tarcocimab-treated patients required no additional injections in the second 6 months while matching the vision and anatomic outcomes of aflibercept-treated patients. Despite receiving 6 initiating monthly doses, only 37% of aflibercept patients were injection free in the second half of the study. 77% of tarcocimab treated patients received 5 or fewer doses in year one, while 93% of aflibercept treated patients received 6 or more doses. BRVO patients received a median of 4.0 injections on tarcocimab versus 7.0 injections of aflibercept. Despite materially fewer injections in tarcocimab treated patients, vision outcomes favored tarcocimab-treated patients achieving an observed mean of 76.6 letters versus 75.6 letters for aflibercept treated patients. All RVO patients received a median of 5.0 injections on tarcocimab versus 7.0 injections of aflibercept. Despite materially fewer injections in tarcocimab treated patients, vision outcomes favored tarcocimab-treated patients achieving an observed mean of 74.6 letters versus 74.3 letters for aflibercept treated patients.

Safety and tolerability were comparable between tarcocimab and aflibercept. Intraocular inflammation (IOI) rate was comparable between groups (tarcocimab 2.5% vs aflibercept 0.7%). No cases of inflammation associated with vascular occlusion or vasculitis were reported.

DAYLIGHT – Phase 3 Study in Patients with Treatment-Naïve Wet AMD

The DAYLIGHT study was a randomized, double-masked, active comparator-controlled study evaluating the efficacy and safety of a high intensity dosing regimen of tarcocimab in 557 treatment-naïve subjects with wet AMD. On July 24, 2023, Kodiak announced that the DAYLIGHT study met the primary endpoint of non-inferior visual acuity gains at year 1 for tarcocimab dosed monthly compared to aflibercept dosed every 8 weeks following 3 monthly loading doses. Intraocular inflammation occurred in 3.3% of patients treated with monthly tarcocimab and 0.4% of patients treated with aflibercept with no vasculitis or occlusion.

GLEAM / GLIMMER – Paired Phase 3 Studies in Patients with Treatment-Naïve Diabetic Macular Edema

The GLEAM and GLIMMER studies were identically designed, randomized, double-masked, active comparator-controlled studies evaluating the efficacy, durability and safety of tarcocimab in 460 and 457 treatment-naïve subjects with DME, respectively, run in parallel.

On July 24, 2023, Kodiak announced that although high proportions of patients on meaningfully longer treatment intervals were observed with tarcocimab, with half of patients on every 24-week dosing at the primary endpoint, the GLEAM and GLIMMER studies did not meet their primary efficacy endpoints of showing non-inferior visual acuity gains for tarcocimab dosed every 8 to 24 weeks after 3 monthly loading doses compared to aflibercept given every 8 weeks after 5 monthly loading doses. At the primary efficacy endpoint of the GLEAM study, patients treated with tarcocimab gained an observed average of 6.4 eye chart letters (to 73.1 letters), compared with 10.3 letters for patients treated with aflibercept (to 76.5 letters). In GLIMMER, patients treated with tarcocimab gained an observed average of 7.4 eye chart letters at the primary endpoint (to 72.5 letters) compared with 12.2 letters (to 76.4 letters) for patients treated with aflibercept.

An unexpected increase in cataract adverse events was reported over time in the tarcocimab arms of both GLEAM and GLIMMER, with 19% on tarcocimab versus 9% on aflibercept at the primary endpoint based on the pooled safety population. Kodiak’s evaluation suggested that the decline in visual acuity associated with cataracts likely contributed meaningfully to the failure of each study.

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

DAZZLE – Phase 2b/3 Study in Patients with Treatment-Naïve Wet AMD

The DAZZLE study was a global, multi-center, randomized pivotal study designed to evaluate the durability, efficacy and safety of tarcocimab in patients with treatment-naïve wet AMD. In February 2022 Kodiak announced that this initial pivotal study did not meet its primary efficacy endpoint of non-inferior visual acuity gains for subjects dosed on extended regimens every 12-, 16- or 20 weeks with tarcocimab compared to subjects given aflibercept every 8 weeks. Following this announcement, Kodiak discontinued the study and concluded remaining trial-associated activities.

Given we have three successful Phase 3 studies across three different diseases, an additional successful pivotal study in one of these indications is required for regulatory approval. We believe tarcocimab demonstrated strong and consistent durability of approximately 6 months for the majority of patients and favorable safety across the full pivotal program, and we believe tarcocimab has the potential to become an important medicine for patients and a meaningfully differentiated product in the marketplace. Therefore, we have activated GLOW2, a Phase 3 study in diabetic retinopathy (“DR”). The GLOW2 study has a similar design as GLOW1 with the benefit of an additional, third monthly loading dose (weeks 0, 4 and 8). We discussed the study design with the FDA, and the study is currently recruiting patients.

Additionally, in light of the importance of wet AMD in today’s anti-VEGF market, we also plan to study tarcocimab as a second investigational arm in the KSI-501 Phase 3 DAYBREAK study to evaluate its durability, strengthen its competitive position in wet AMD and bolster our ex-US regulatory dossier. We are discussing the study design of DAYBREAK with the FDA and plan to initiate the study as soon as regulatory alignment is completed, which we hope is mid-2024.

We made adjustments to the tarcocimab product that improve the manufacturability in a prefilled syringe and we believe may also enhance the utility of the product. We believe now is the time to implement these changes given the additional clinical studies we plan to conduct, and the FDA has agreed that these additional clinical studies should be sufficient to bridge the former material to the go-to-market material we would like to commercialize going forward. Both GLOW2 and DAYBREAK will be run using our go-to-market formulation of tarcocimab.

Antibody Biopolymer Conjugate Drug Substance Manufacturing

In August 2020, we entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of the Company’s antibody biopolymer conjugate drug substance which included a custom-built manufacturing facility. The manufacturing agreement has an initial term of 8 years, and the Company has the right to extend the term up to a total of 16 years. The Company and Lonza each have the ability to terminate this agreement upon the occurrence of certain events.

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

Under the agreement, Kodiak and Lonza planned a custom-built facility (“Ursus”) dedicated to the commercial-scale manufacturing of Kodiak’s drug substance. In January 2023, the custom-built manufacturing suite Ursus was commissioned as a cGMP facility. Kodiak worked together with Lonza and regulatory authorities to obtain approval for Ursus, and we released our first commercial scale cGMP batch of tarcocimab in July 2023. In October 2023, Kodiak made a final payment of $26.8 million to Lonza for final activation of Ursus. Separately, tarcocimab drug product based on our go-to-market formulation was released in March 2024 and is ready for use in the GLOW2 and DAYBREAK pivotal studies.

KSI-501 Clinical Program Update

KSI-501 is a first-in-class bispecific molecule designed to inhibit two mechanisms implicated in retinal diseases: vascular endothelial growth factor (“VEGF”) and interleukin-6 (“IL-6”). IL-6 is a pro-inflammatory cytokine and growth factor implicated in the pathophysiology of multiple retinal diseases and, in conditions for which anti-VEGF treatment is used, elevated levels of ocular IL-6 have been associated with poor anti-VEGF treatment response. The bispecific mechanism of action of KSI-501 is designed to provide potent inhibition of (i) VEGF-mediated angiogenesis and vascular permeability through a soluble decoy receptor inhibiting the binding of VEGF-A and PLGF to their cognate receptors and (ii) IL-6 mediated inflammation through an antibody that binds soluble interleukin-6, inhibiting its binding to both soluble and membrane-bound IL-6 receptors. In cell-based assays, KSI-501 inhibited angiogenesis and also normalized inner and outer blood retinal barriers; dual inhibition of VEGF and IL-6 by KSI-501 conferred superior normalization of cell morphology and junctional biology compared to either anti-VEGF or anti-IL-6 monotherapy. We believe KSI-501 has the potential to become a new category of retinal medicines with greater therapeutic efficacy than existing therapies.

Kodiak intends to develop KSI-501 as two therapeutic programs in parallel, KSI-501 (formerly KSI-501ABC) and KSI-101 (formerly KSI-501P), to address different unmet needs.

KSI-501

KSI-501 is an anti-IL-6, VEGF-trap bispecific antibody biopolymer conjugate built on the ABC platform and is being developed for high prevalence retinal vascular diseases to address the unmet needs of targeting multiple biologies and extended durability. A Phase 1 trial was conducted to evaluate its safety, tolerability and bioactivity in DME patients. In February 2024, the Phase 1 study results were presented at the Angiogenesis, Exudation, and Degeneration 2024 Virtual Meeting. Kodiak believes the Phase 1 study met its objectives: 1) repeated monthly dosing of KSI-501 was safe and well tolerated; 2) KSI-501 demonstrated bioactivity in both functional (vision) and anatomical (OCT CST) measures.

Kodiak intends to advance KSI-501 into a Phase 3 study DAYBREAK in 2024 to evaluate its efficacy, durability and safety in wet AMD. The DAYBREAK study is intended to be a non-inferiority study evaluating KSI-501 dosed every 4 to 24 weeks, compared to aflibercept dosed per label. The DAYBREAK study will use an enhanced formulation of KSI-501 educated from tarcocimab’s commercial manufacturing scale-up. We are in the process of obtaining regulatory feedback on the study design and intend to initiate the study as soon as regulatory alignment is completed, targeting mid-2024.

KSI-101

KSI-101 is the unconjugated protein portion of KSI-501 and is a novel bispecific protein targeting IL-6 and VEGF. We intend to develop KSI-101 for patients who have retinal fluid and inflammation. Currently there are no available intravitreal biologic therapies addressing the spectrum of inflammatory conditions of the retina. We believe that retinal inflammatory conditions represent a new market segment separate from the established anti-VEGF market. KSI-101 is a clinical prospect with opportunities and risks uncoupled from the ABC Platform, and as such is an important part of our late-phase portfolio. We intend to initiate a dose-finding Phase 1b study in the second quarter of 2024 to evaluate its safety and tolerability and identify two dose levels to progress into pivotal studies. We are currently in the process of obtaining regulatory feedback on the design of the pivotal program, and we hope to initiate dual Phase 2b/3 studies later in 2024.

KSI-501 and KSI-101 manufacturing

We have been progressing the manufacturing of KSI-501 and KSI-101 in preparation for the anticipated clinical studies. Clinical material for both KSI-501 (50 mg/mL strength in our enhanced formulation) and KSI-101 (100 mg/mL strength) were successfully manufactured in the first quarter of 2024.

Technology Platform Development

We continued progressing our technology development with our “duet” and “triplet” inhibitors that embed small molecules and other bioactive molecules in the biopolymer backbone to provide a high drug-antibody ratio ("DAR"). The diverse bioactives are designed to be released over time to achieve sustained inhibition of targeted biological pathways. The biopolymer embedded with its poly-pharmacy payloads is conjugated to a protein therapeutic to form a “triplet” for tissue and cell targeting or omits the protein therapeutic to form a “duet”. We believe this unique combination of high DAR and extended therapeutic benefit offers potential for broad and important utility for multifactorial ophthalmic and systemic diseases.

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

We believe the Kodiak VETi platform as a medical engagement and imaging platform has the potential to disrupt ophthalmology clinical trials by enabling new trial endpoints, thereby enabling faster and more cost-effective medicines development in ophthalmic disease, an area that historically requires lengthy and expensive trials. VETi may also aid in market build and shaping for undertreated or underdiagnosed diseases, such as diabetic eye diseases where Kodiak’s product candidates tarcocimab and KSI-501 are being studied and where early treatment and prevention may allow patients to achieve better outcomes.

Competition

The current standard of care for DR (including DME), RVO and wet AMD is intravitreal administration of anti-VEGF monotherapies, principally Avastin, Lucentis and Eylea, which are well-established therapies and are widely accepted by physicians, patients and third-party payors.

In addition, newer competitors have received FDA approval in recent years, such as Vabysmo (faricimab) from Roche. Vabysmo is a bispecific antibody targeting VEGF and angiopoietin-2 (Ang-2) and received FDA approval for the treatment of wet AMD and DME in January 2022 and received FDA approval for RVO in October 2023. Vabysmo demonstrated non-inferiority in visual acuity gains to Eylea in wet AMD and DME, with extended dosing of up to once every 16 weeks for slightly less than half of patients in Phase 3 trials. Vabysmo also demonstrated non-inferiority in visual acuity gains to Eylea in Phase 3 studies in RVO with monthly dosing regimen for both therapies. We believe Vabysmo may be perceived to offer incremental benefit in durability over currently established therapies such as Lucentis and Eylea. Vabysmo has been gaining adoption since launch and we believe it will become an important product in the marketplace.

In August 2023, Regeneron’s product, Eylea HD (high dose aflibercept) gained FDA approval for the treatment of wet AMD, DME and DR. High dose aflibercept demonstrated non-inferior visual acuity gains to Eylea in Phase 3 studies in wet AMD and DME while dosing a majority of patients on an every 3 or 4 month interval compared to Eylea dosed every 8 weeks per its label. We believe high dose aflibercept may become an important therapy in the marketplace given Regeneron’s incumbent position in retinal diseases.

There are also other companies and research organizations developing treatments targeting other molecular targets, potential gene therapy treatments, stem cell transplant treatments, medical devices as well as biosimilars for the treatment of DR, RVO and wet AMD. We believe the therapeutic space of retinal diseases may become increasingly competitive in the future.

Funding Agreement

Pursuant to a funding agreement, we sold a 4.5% capped royalty on global net sales of tarcocimab (and potentially other products) following marketing approval. Currently, the royalty “caps” or terminates upon the payment of a cumulative amount of $450 million, which is equal to 4.5 times the funding amount received by the Company to date under the funding agreement. For a more detailed description of the funding agreement, please refer to Note 15 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Data Privacy

Privacy laws in the U.S. are also increasingly complex and changing rapidly. For example, the California legislature enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and it has been subsequently amended. The CCPA requires covered companies to provide certain disclosures to California residents, and afford them certain rights such as to access, delete and opt-out of certain sharing of their personal information. The CCPA provides for civil penalties for violations. Since the enactment of the CCPA, new or revised privacy and data security laws have been proposed in many states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S.

In addition, the processing of personal data in connection with clinical trials in the EU must comply with comprehensive data protection requirements imposed by EU’s General Data Protection Regulation, or EU GDPR. The EU GDPR, which took effect on May 25, 2018, imposes stringent data protection requirements and provides for penalties for noncompliance that can include bans on processing personal data and fines of up to the greater of 20 million euros or four percent of worldwide annual revenues. The EU GDPR requires organizations to give detailed disclosures about how they collect, use and share personal data; under certain conditions, obtain explicit consent to process sensitive personal data, such as health or genetic information; contractually require vendors to meet data protection requirements; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and afford individuals’ data protection rights, including their rights to access, correct and delete their personal data.

European data protection laws, generally restrict the transfer of personal data from Europe, including from the European Economic Area, the United Kingdom and Switzerland, to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Legal challenges, in the past and future, may be successful in limiting the mechanisms available to transfer personal data across national borders.

The failure to comply with any of these laws or regulatory requirements may result in legal and regulatory actions. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant penalties, including administrative, civil, and criminal penalties, fines, imprisonment, disgorgement, injunctions, exclusion from participation in federal healthcare programs, integrity oversight and reporting obligations, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA.

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

We have prosecuted numerous patents and patent applications and possess know-how and trade secrets relating to the development and commercialization of our ABC Platform and product candidates, including related manufacturing processes and technology. As of December 31, 2023, we were the assignee of record for approximately 11 U.S. issued patents, and the applicant for approximately 20 U.S. pending patent applications and 4 pending PCT applications directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as 48 patents issued in jurisdictions outside of the United States and 59 patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For example, these patents and patent applications include claims directed to:

•
therapeutic proteins and biologically active agents conjugated to a biopolymer, which comprise our ABC Platform;
•
specific therapeutics, including tarcocimab; and
•
components of our therapeutics.

The following patents and patent applications (including anticipated 20-year expiration dates, which could be altered by, for example, a disclaimer, patent term adjustment or patent term extension) relate to tarcocimab, KSI-501, and/or ABC Platform:

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

US 8,765,432, US 11,819,531, AU Patent No. 2010330727, BR Patent No. 1120120145568, CA Patent No. 2783615, CA Patent No. 3039426, EP Patent No. 2512462, EP Patent No. 3254678, EP Patent No. 3659591, CN Patent No. ZL201080062252.7, HK Patent No. 1247828, IN Patent No. 319269, JP Patent No. 5760007, JP Patent No. 5990629, JP Patent No. 6416832, JP Patent No. 6777706, MX Patent No. 346423, MX Patent No. 374020, KR Patent No. 10-1852044, MO Patent No. J/002943, and foreign applications in certain jurisdictions claiming priority to PCT/US2010/061358

	5/10/2030	Representative claims include copolymers and methods of making copolymers (ABC Platform specifically)

US 10,702,608, US 11,590,235, EP Patent No. 3041513, JP Patent No. 6463361, JP Patent No. 6732056, JP Patent No. 7232796, and foreign applications in certain jurisdictions claiming priority to PCT/US2014/054622

	12/21/2034	Representative claims include polymers and method of making polymers

US 11,066,465, US Appl. No. 17/301599, JP Patent No. 7088454, MX Patent No. 407292, RU Patent No. 2744860, and foreign applications in certain jurisdictions claiming priority to PCT/US2016/069336	12/29/2036	Representative claims include antibody and antibody conjugate, and methods of making and using the conjugates

US Appl. No. 17/066856, US Appl. No. 18/504723, and foreign applications in certain jurisdictions claiming priority to PCT/US2020/055074	10/9/2040	Representative claims include method of treating an eye disorder using the antibody conjugates

US Appl. No. 18/555122 and EP application claiming priority to PCT/US2022/024598	4/13/2042	Representative claims include method of treating an eye disorder using the antibody conjugates

US Appl. No. 18/166755 and PCT Application No. PCT/US2023/062322	2/9/2043	Representative claims include method of purifying the antibody conjugates

PCT Application No. PCT/US2023/074805	9/21/2043	Representative claims include methods of preparing a protein solution or therapeutic formulation

US Appl. No. 16/290128 and foreign applications in certain jurisdictions claiming priority to PCT/US2019/020418	3/1/2039	Representative claims include fusion proteins and conjugates thereof, and methods of making and using the fusion proteins and the conjugates

US Appl. No. 17/997866 and foreign applications in certain jurisdictions claiming priority to PCT/US2021/031194	5/6/2041	Representative claims include method of treating a disorder related to an infection or a systemic inflammatory condition using fusion proteins and conjugates thereof

PCT Application No. PCT/US2023/082545	12/5/2043	Representative claims include formulations of a fusion protein and conjugates thereof, and methods of producing the same

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

Our issued U.S. patents will expire on dates ranging from 2027 to 2038. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2027 to 2043. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

As of December 31, 2023, we have a total of 33 pending trademark applications and issued trademark registrations. These include two trademark registrations and three pending trademark applications in the United States, and 24 trademark registrations and three pending trademark applications in jurisdictions outside of the United States. Of the trademark registrations in jurisdictions outside of the United States, 17 are in China and one is in each of Canada, the European Union, India, Japan, Singapore, Switzerland and the United Kingdom. Of the pending trademark applications in jurisdictions outside of the United States, one in each of Canada, the European Union, the United Kingdom and Japan. We also may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section on “Risk Factors—Risks Related to Intellectual Property.”

Human Capital Management

As of December 31, 2023, we had 111 employees worldwide, of whom 14 were based outside of the United States. Of these employees, 76 employees were engaged in or support research, development and clinical activities, 27 of whom hold a Ph.D. degree or M.D. (or equivalent) degree. None of our employees is subject to a collective bargaining agreement. We continually assess employee turnover, recruitment initiatives, compensation and benefits programs, safety in performing critical laboratory work, diversity and other matters relevant to human capital management, and we review results with our Board of Directors on a periodic basis. We aim to offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations and in each of employee groups at each level around the globe as assessed with internal and external benchmarking data.

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

Our early preclinical and Phase 1/1b clinical trial results are not necessarily predictive of the results of our ongoing or future discovery programs or any future preclinical or clinical studies. Our ability to demonstrate efficacy, safety and clinical durability in pivotal studies may be affected by the patient populations sampled and the design of our pivotal studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported or unobserved adverse events as more patients are treated and followed for longer periods of time.

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

While a Phase 1 study of KSI-501 has completed the dosing phase in patients in the United States to evaluate the safety, tolerability and bioactivity of KSI-501 in DME, it may be years before a registrational-type trial is completed, if at all. We may in the future develop other product candidates, advance additional product candidates into clinical trials and terminate such trials prior to their completion. It will take additional investment and time for such programs to reach the same stage of development as tarcocimab and KSI-501.

Our plan for the development of tarcocimab may be unsuccessful.

We discontinued further development of tarcocimab in mid-2023 pending the outcomes of two other trials that were then underway. While those other trials produced favorable results and we have resumed development of tarcocimab, that development may not be successful. In connection with our development program, we developed an enhanced, commercial formulation of tarcocimab to improve manufacturability and usability by reducing injection time from 7-10 seconds to 2-3 seconds. While we believe that doing so does not affect the applicability of prior test results, we cannot be sure that the FDA, EMA or comparable foreign regulatory authorities would agree or accept our planned BLA even if our planned additional trial is successful.

The failure of pivotal studies of tarcocimab to meet their primary efficacy endpoints may lead us to pause, change or discontinue development of other product candidates based on our ABC Platform.

In July 2023, we announced that two of our pivotal Phase 3 clinical trials of tarcocimab did not meet their primary efficacy endpoints and, as a result, we paused further development of tarcocimab pending review of data from the BEACON study in patients with macular edema due to RVO and the GLOW1 study patients with diabetic retinopathy. Although we have resumed the development of tarcocimab, we may again determine to discontinue development of tarcocimab or our ABC Platform or other product candidates using our ABC Platform based on future information or trials results, which could prevent us from, or significantly delay, achieving profitability and could result in disruptions to our business including potential impairment charges, restructuring costs, or costs that are greater than expected.

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

If any of our product candidates successfully completes clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate in any jurisdiction. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or partners will conduct these activities successfully or do so within the timeframe we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND application or a clinical trial application, or CTA, will result in the FDA, European Medicines Agency, or EMA or any other regulatory authority as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. For example, in July 2023 we announced a business decision to wind-down development of tarcocimab after certain of our trials did not meet their primary efficacy endpoints. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Regulatory authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We may also face delays if we are unable to reach agreement with the FDA, EMA or other regulatory authorities regarding CMC matters, including methodologies for, and assessment of, comparability of manufacturing procedures and lots.

Delays in the commencement, conduct or completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition. For example, in the tarcocimab arms of our completed GLEAM AND GLIMMER clinical trials, we observed an unexpected increase in cataracts, which we believe may have contributed meaningfully to the failure of each study to meet its primary efficacy endpoint.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal diseases for which we have product candidates. Certain of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD, DME, DR and RVO. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to educate these parties on the benefits of switching to any product candidates developed by us. Companies that we are aware are developing and / or commercializing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer and Regeneron, AbbVie, Boehringer Ingelheim, Amgen, Johnson & Johnson, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

Two Lucentis biosimilars were approved in the United States in 2022, and their approval may impact market dynamics and payor policies negatively for our product candidates. Roche’s product, Vabysmo (faricimab) received FDA approval for the treatment of wet AMD and DME in January 2022 and received FDA approval for RVO in October 2023. Vabysmo has gained rapid adoption since launch, and we believe it will become an important product in the marketplace. Regeneron’s product, Eylea HD (high dose aflibercept) gained FDA approval for the treatment of wet AMD, DME and DR in August 2023. We believe it will become an important therapy in the marketplace given Regeneron’s incumbent position in retinal diseases. Even if our product candidates present a compelling clinical profile, we may not be able to market our product candidates as effectively as our competitors. For example, entrenched franchises may seek to impede adoption of our product candidates through significant discounts or rebates.

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

Changes in methods of manufacturing or formulation of product candidates may result in additional costs or delay.

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

Drug pricing and access policies in the United States and internationally may change and negatively impact the commercial viability of our product candidates. Proposed policy changes, including the potential for Medicare to negotiate with drug manufacturers under the Inflation Reduction Act of 2022, or the IRA, may limit our ability to competitively price our product candidates, if approved. Further, commercial insurers may limit patient access to our product candidates, if approved and other branded therapies. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

In August 2020, we, together with our wholly owned subsidiary Kodiak Sciences GmbH, entered into a manufacturing agreement with Lonza Ltd for the clinical and commercial supply of the Company’s antibody biopolymer conjugate drug substance, which included a custom-built manufacturing facility for the potential clinical and commercial supply of tarcocimab, or the Ursus facility. Fixed assets of $81.7 million, consisting of leasehold improvements and machinery and equipment, were placed in service and capitalized as of January 31, 2023. In October 2023, payment was made for the remaining $26.8 million of these fixed assets. In July 2023, we announced a decision to pause further development of tarcocimab, and then in November 2023, following additional positive clinical trial results, we announced a decision to resume the development of tarcocimab. The development plan, and any further changes thereto, as well as the timeline and success of tarcocimab, may impact our ability to fully utilize the Ursus facility. We may not realize any benefit from the capital expenditures to date, and we may incur substantial additional expenses and capital expenditures to repurpose the Ursus facility for our other product candidates or for use by third parties, any of which may negatively impact our operating results and financial condition.

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

We have conducted clinical trials for our product candidates outside the United States (or the respective jurisdictions of other regulatory authorities), and the FDA (or EMA and applicable foreign regulatory authorities) may not accept data from such trials.

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
•
the availability of capital.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA.

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

We are subject to stringent and evolving obligations related to data privacy and security. These obligations include U.S. and foreign laws, regulations and rules; contractual obligations; industry standards; and policies. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions; litigation (including class claims) and arbitration; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue and profits; loss of sales; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations such as various provincial, state, national, and foreign laws and regulations, as well as policies, contracts and other obligations. Data privacy and security laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws and other similar laws. In the past few years, numerous U.S. states — including California, Colorado, Connecticut, Utah and Virginia — have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include, in relation to their personal data, the right to access, correct, delete and opt-out of certain data processing activities (such as targeted advertising, profiling and automated decision-making). The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. Certain of these state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (the CCPA) provides for civil penalties for violations (up to $7,500 per violation) and a private right of action for certain data breaches(which could lead to the recovery of significant statutory damages). Although these laws may exempt some data processed in the context of clinical trials, these laws increase compliance costs and potential liability in the general data processing industry. Similar laws are being considered in other states as well as at the federal and local levels. We expect more laws to apply to our data processing activities. These laws will further complicate our compliance efforts and increase our legal risks and compliance costs (including of third parties upon whom we rely).

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. Violators of these laws face significant penalties. For example, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros (under the EU GDPR) or 17.5 million pounds sterling (under the UK GDPR), or 4% of annual global revenue, whichever is greater, under either law. Further, the EU and UK GDPR also provide for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data transfers. Although there are various mechanisms (such as the European Economic Area standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension), that may be used in some cases to lawfully transfer personal data to the United States or other countries, these mechanisms are subject to legal challenges and may not be available to us. An inability or material limitation on our ability to transfer personal data to the United States or other countries could materially impact our business operations. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe and other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, entities that transfer personal data across borders are subject to increased regulator, individual and activist group scrutiny. Some European regulators have ordered certain companies to suspend or permanently cease certain data transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer requirements.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies and other statements regarding data privacy and security. If these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions and other adverse consequences.

Obligations related to data privacy and security (and individuals’ data privacy and security expectations) are quickly changing, becoming increasingly stringent and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could negatively impact our business. If we or any third party on which we rely fail or are perceived to have failed to address or comply with applicable obligations relating to data privacy and security, we could face significant consequences including but not limited to: regulatory fines and bans on processing personal data; investigations and enforcement actions, penalties and other liabilities, litigation (including class action claims and mass arbitration demands); additional reporting requirements and/or oversight; orders to destroy or not use personal data; interruptions to our development process; and damage to our reputation, any of which could materially affect our business, financial condition, results of operations and growth prospects.

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

Issued patents may be challenged or invalidated, and relatively recent changes in U.S. patent law have diminished and may further diminish the value of patents in general. We rely on patents to protect our products, and any diminishment in the scope or value of our patents would adversely affect our business.

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

As of December 31, 2023, we had 111 employees. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

If our security measures, or those maintained on our behalf by CROs, service providers or other third parties, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our or others' information technology, software, services, networks, communications or data is compromised, limited or fails, this could result in significant fines or other liability, interrupt our development programs, harm our reputation, or otherwise adversely affect our business.

In the ordinary course of our business, we and others upon which we rely process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data collected about trial participants in connection with clinical trials, and sensitive third-party data. We rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants, and other third parties on which we depend to operate our business, may be vulnerable to these threats. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of attacks, including cyber-attacks that could materially disrupt our systems and operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence (AI), and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us.

Additionally, certain personnel may remain in a remote work environment and outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks, and unauthorized dissemination of proprietary or confidential information, any of which could have a material adverse effect on our business.

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

As of December 31, 2023, the Company had $83.8 million of federal and $616.3 million of state net operating loss, or NOLs, that may be available to offset future taxable income. A portion of the federal NOL carryforwards begin to expire in 2035 and the state NOL carryforwards begin to expire in 2035, if not utilized. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including increasing inflation rates and the responses by central banking authorities to control such inflation, geopolitical conflicts, and bank failures, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia. Further, a weak or declining economy could strain our suppliers and manufacturers. As a result, our business and results of operations may be adversely affected by the on-going conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

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

We have incurred net losses in each reporting period since our inception, including net losses of $260.5 million, $333.8 million and $267.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1,152.5 million.

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

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us or at all. For example, recent geopolitical conflicts in Europe and the Middle East created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain. Further, inflation rates, particularly in the United States, have increased recently to levels not seen in decades, and the Federal Reserve has raised, and may again raise, interest rates. These conditions of economic uncertainty and market volatility could limit additional capital available to us, if and when needed, and increase its cost if available. In addition, it is possible that we may not be able to access a portion of our existing cash, cash equivalents and investments due to unforeseen market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC), took control and was appointed receiver of Silicon Valley Bank. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. We currently have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations and cause the price of our common stock to decline.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2022 to December 31, 2023 ranged from a low of $1.40 to a high of $9.48 and from January 1, 2024 to February 29, 2024, ranged from a low of $3.01 to a high of $6.14. As a result, shareholders may not be able to sell their common stock at or above the price that they paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, hardware, software, and our high value data, including intellectual property, trade secrets, confidential and sensitive information (collectively, "Information Systems and Data").

Our Chief Information Officer (“CIO") helps identify, assess and manage the Company's cybersecurity threats and risks. Depending on the environment, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage, mitigate and remediate material risk from cybersecurity threats to our Information Systems and Data. Our Information Security and Privacy Policy includes standards for incident response, vulnerability management, data protection and logical access controls.

Our assessment and management of material risks from cybersecurity threats are integrated into our Company's overall risk management process, which, in part, establishes intended uses of our computerized systems and identifies critical and/or material risks. After a system reaches operation, the risk management approach continues following standard processes for change control, system maintenance, logical access control, discrepancy management and periodic review.

We use independent service providers to assist us from time to time in an effort to identify, assess, and manage material risks from cybersecurity threats.

We have a vendor management process to manage cybersecurity risks associated with our use of independent service providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve varying methods of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our security measures, or those maintained on our behalf by CROs, service providers or other third parties, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our or others’ information technology, software, services, networks, communications or data is compromised, limited or fails, this could result in significant fines or other liability, interrupt our development programs, harm our reputation, or otherwise adversely affect our business.”

Governance

The Nominating and Corporate Governance Committee of our Board of Directors is responsible for overseeing cybersecurity risk management processes, including oversight and mitigation of risk from cybersecurity threats. The Nominating and Corporate Governance Committee receives reports from the CIO, Chief Financial Officer (“CFO”) or their designee concerning the Company’s material cybersecurity risks and the processes the Company has implemented in an effort to mitigate them.

Our cybersecurity risk assessment and management processes are implemented and maintained by the CIO. The CIO and the CFO are responsible for overall cybersecurity risk management strategy and communicating material cybersecurity priorities to the responsible board committee. The CIO has relevant cybersecurity expertise such as: leading the enterprise IT Security program for 7 years and Supply Chain Cybersecurity efforts for 6 years at a large commercial stage biopharmaceutical company. The CIO and CFO undertake efforts to learn about the Company’s cybersecurity threats by reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management follow our Information Security and Privacy Policy framework. This framework is designed to escalate certain cybersecurity incidents to certain management members (including the CIO and CFO) depending upon the circumstances. In addition, depending upon an incident’s particular facts, the CIO, CFO or their designee report to the Nominating and Corporate Governance Committee of the Board of Directors for certain cybersecurity incidents.

ITEM 2. PROPERTIES

Our corporate offices are located in Palo Alto, California, where we lease approximately 155,000 square feet of office, research and development, engineering and laboratory space pursuant to lease agreements that commenced in June 2020. The initial lease term for 1200 Page Mill Road is 6.5 years, with an option to extend the lease term for a period of 6.5 years. The initial lease term for 1250 Page Mill Road is 13 years, with two options to extend the lease term for a period of 5 years each. Our corporate offices in Palo Alto, California house substantially all of our personnel.

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

Holders of Common Stock

As of February 29, 2024, there were approximately 23 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations or other entities identified in security positions listings maintained by depository trust companies.

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

Overview

Kodiak Sciences (“we,” the “Company” or "Kodiak") is a biopharmaceutical company committed to researching, developing, and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. We are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our ABC Platform™ uses molecular engineering to merge the fields of protein-based and chemistry-based therapies and has been at the core of Kodiak's discovery engine. We are developing a portfolio of three late-stage clinical programs, two of which are late-stage today and derived from our ABC Platform and one which is platform-independent and which we believe can progress rapidly into pivotal studies.

Kodiak's lead investigational medicine, tarcocimab, is a novel anti-VEGF antibody biopolymer conjugate under development for the treatment of high prevalence retinal vascular diseases including diabetic retinopathy, the leading cause of blindness in working-age patients in the developed world, and wet age-related macular degeneration, the leading cause of blindness in elderly patients in the developed world.

KSI-501 is our second investigational medicine, a first-in-class anti-IL-6, VEGF-trap bispecific antibody biopolymer conjugate designed to inhibit both IL-6 mediated inflammation and VEGF-mediated angiogenesis and vascular permeability. KSI-501 is being developed for the treatment of high prevalence retinal vascular diseases to address the unmet needs of targeting multiple biologies and extended durability.

Additionally, Kodiak is developing a third investigational medicine, KSI-101, a novel anti-IL-6, VEGF-trap bispecific protein, the unconjugated protein portion of KSI-501. Kodiak intends to develop KSI-101 for the treatment of retinal inflammatory diseases, as currently there are no available intravitreal biologic therapies addressing the spectrum of inflammatory conditions of the retina.

Kodiak has expanded its early research pipeline of duet and triplet inhibitors that embed small molecules and other bioactive molecules in the biopolymer backbone to provide a high drug-antibody ratio (“DAR”). The diverse bioactives are designed to be released over time to achieve sustained inhibition of targeted biological pathways. We believe this unique combination of high DAR and extended therapeutic benefit offers potential for broad and important utility for multifactorial ophthalmic and systemic diseases.

Recent Updates

Tarcocimab Clinical Program Summary and Update

Kodiak’s lead clinical program tarcocimab is an investigational anti-VEGF therapy built on Kodiak’s Antibody Biopolymer Conjugate (“ABC”) Platform and is designed to maintain potent and effective drug levels in ocular tissues for longer than existing available agents. Kodiak’s objective with tarcocimab is to enable earlier treatment and prevention of vision loss for patients with diabetic retinopathy and to develop a new durability agent to improve outcomes for patients with retinal vascular diseases.

To date, tarcocimab has been studied in six pivotal clinical studies: Phase 3 GLOW1 study in non-proliferative diabetic retinopathy (“NPDR”), Phase 3 BEACON study in retinal vein occlusion (“RVO”), Phase 3 DAYLIGHT study in wet age-related macular degeneration (“wet AMD”), Phase 3 GLEAM and GLIMMER studies with identical study design in diabetic macular edema (“DME”), and Phase 2/3 DAZZLE study in wet AMD. Of the six registrational studies, GLOW1, BEACON and DAYLIGHT successfully met the primary endpoint. More information about study design and results from each individual pivotal study are summarized below:

GLOW1 – Phase 3 Study in Patients with Non-Proliferative Diabetic Retinopathy without DME

The Phase 3 GLOW1 study was a global, multi-center, randomized pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab in treatment-naïve patients with moderately severe to severe NPDR. Patients were randomized to receive either tarcocimab every six months after initiating doses given at baseline, 8 weeks and 20 weeks into the study, or to receive sham injections. The primary endpoint was at one year.

On November 6, 2023, Kodiak announced that GLOW1 met its primary endpoint of the proportion of patients with at least a 2-step improvement on the Diabetic Retinopathy Severity Scale (DRSS) score, a grading system measuring the degree of retinopathy. Tarcocimab achieved a 29-fold increased response rate ratio, with 41.1% of evaluable patients on tarcocimab demonstrating at least 2-step improvement versus 1.4% of evaluable patients in the sham group (p less than 0.0001). Visual acuity and retinal anatomy were improved and stable with tarcocimab on its extended-dosing intervals. At one year, GLOW1 also met its key secondary endpoint of greater reductions in the proportion of patients developing sight-threatening complications (such as diabetic macular edema and proliferative diabetic retinopathy), versus sham, demonstrating an 89% decreased risk, achieving 21.0% versus 2.3% (p less than 0.0001). Tarcocimab also showed a 95% risk reduction in the development of DME, versus sham, from 13.7% on sham versus 0.7% on tarcocimab. The rates of serious ocular adverse events and intraocular inflammation in patients treated with tarcocimab and sham were similar.

BEACON – Phase 3 Study in Patients with Treatment-Naïve Retinal Vein Occlusion

The Phase 3 BEACON study was a randomized, double-masked, multicenter, active comparator-controlled study in treatment naïve patients with vision loss and macular edema due to retinal vein occlusion, including both branch ("BRVO") and central ("CRVO") subtypes. In the initial six months of the study, patients received tarcocimab on a fixed every-8-week dosing regimen following 2 monthly loading doses or aflibercept 2mg on a fixed monthly dosing regimen per its label. In the second six months of the study, tarcocimab and aflibercept were tested head-to-head according to a pro re nata (“PRN") protocol in which patients in both groups were treated only when disease reactivated according to matched predefined disease activity criteria.

In August 2022, Kodiak announced that the BEACON study met the primary efficacy endpoint of non-inferior visual acuity change from baseline at week 24 for subjects given tarcocimab every two months after 2 monthly loading doses compared to subjects given monthly aflibercept.

On September 7, 2023, Kodiak announced new one-year results from the BEACON study. Tarcocimab demonstrated matched efficacy with differentiated durability versus aflibercept in the head-to-head comparison. After 4 initiating doses in the first 6 months, 47% of tarcocimab-treated patients required no additional injections in the second 6 months while matching the vision and anatomic outcomes of aflibercept-treated patients. Despite receiving 6 initiating monthly doses, only 37% of aflibercept patients were injection free in the second half of the study. 77% of tarcocimab treated patients received 5 or fewer doses in year one, while 93% of aflibercept treated patients received 6 or more doses. BRVO patients received a median of 4.0 injections on tarcocimab versus 7.0 injections of aflibercept. Despite materially fewer injections in tarcocimab treated patients, vision outcomes favored tarcocimab-treated patients achieving an observed mean of 76.6 letters versus 75.6 letters for aflibercept treated patients. All RVO patients received a median of 5.0 injections on tarcocimab versus 7.0 injections of aflibercept. Despite materially fewer injections in tarcocimab treated patients, vision outcomes favored tarcocimab-treated patients achieving an observed mean of 74.6 letters versus 74.3 letters for aflibercept treated patients.

Safety and tolerability were comparable between tarcocimab and aflibercept. Intraocular inflammation (IOI) rate was comparable between groups (tarcocimab 2.5% vs aflibercept 0.7%). No cases of inflammation associated with vascular occlusion or vasculitis were reported.

DAYLIGHT – Phase 3 Study in Patients with Treatment-Naïve Wet AMD

The DAYLIGHT study was a randomized, double-masked, active comparator-controlled study evaluating the efficacy and safety of a high intensity dosing regimen of tarcocimab in 557 treatment-naïve subjects with wet AMD. On July 24, 2023, Kodiak announced that the DAYLIGHT study met the primary endpoint of non-inferior visual acuity gains at year 1 for tarcocimab dosed monthly compared to aflibercept dosed every 8 weeks following 3 monthly loading doses. Intraocular inflammation occurred in 3.3% of patients treated with monthly tarcocimab and 0.4% of patients treated with aflibercept with no vasculitis or occlusion.

GLEAM / GLIMMER – Paired Phase 3 Studies in Patients with Treatment-Naïve Diabetic Macular Edema

The GLEAM and GLIMMER studies were identically designed, randomized, double-masked, active comparator-controlled studies evaluating the efficacy, durability and safety of tarcocimab in 460 and 457 treatment-naïve subjects with DME, respectively, run in parallel.

On July 24, 2023, Kodiak announced that although high proportions of patients on meaningfully longer treatment intervals were observed with tarcocimab, with half of patients on every 24-week dosing at the primary endpoint, the GLEAM and GLIMMER studies did not meet their primary efficacy endpoints of showing non-inferior visual acuity gains for tarcocimab dosed every 8 to 24 weeks after 3 monthly loading doses compared to aflibercept given every 8 weeks after 5 monthly loading doses. At the primary efficacy endpoint of the GLEAM study, patients treated with tarcocimab gained an observed average of 6.4 eye chart letters (to 73.1 letters), compared with 10.3 letters for patients treated with aflibercept (to 76.5 letters). In GLIMMER, patients treated with tarcocimab gained an observed average of 7.4 eye chart letters at the primary endpoint (to 72.5 letters) compared with 12.2 letters (to 76.4 letters) for patients treated with aflibercept.

An unexpected increase in cataract adverse events was reported over time in the tarcocimab arms of both GLEAM and GLIMMER, with 19% on tarcocimab versus 9% on aflibercept at the primary endpoint based on the pooled safety population. Kodiak’s evaluation suggested that the decline in visual acuity associated with cataracts likely contributed meaningfully to the failure of each study.

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

DAZZLE – Phase 2b/3 Study in Patients with Treatment-Naïve Wet AMD

The DAZZLE study was a global, multi-center, randomized pivotal study designed to evaluate the durability, efficacy and safety of tarcocimab in patients with treatment-naïve wet AMD. In February 2022 Kodiak announced that this initial pivotal study did not meet its primary efficacy endpoint of non-inferior visual acuity gains for subjects dosed on extended regimens every 12-, 16- or 20 weeks with tarcocimab compared to subjects given aflibercept every 8 weeks. Following this announcement, Kodiak discontinued the study and concluded remaining trial-associated activities.

Given we have three successful Phase 3 studies across three different diseases, an additional successful pivotal study in one of these indications is required for regulatory approval. We believe tarcocimab demonstrated strong and consistent durability of approximately 6 months for the majority of patients and favorable safety across the full pivotal program, and we believe tarcocimab has the potential to become an important medicine for patients and a meaningfully differentiated product in the marketplace. Therefore, we have activated GLOW2, a Phase 3 study in diabetic retinopathy (“DR”). The GLOW2 study has a similar design as GLOW1 with the benefit of an additional, third monthly loading dose (weeks 0, 4 and 8). We discussed the study design with the FDA, and the study is currently recruiting patients.

Additionally, in light of the importance of wet AMD in today’s anti-VEGF market, we also plan to study tarcocimab as a second investigational arm in the KSI-501 Phase 3 DAYBREAK study to evaluate its durability, strengthen its competitive position in wet AMD and bolster our ex-US regulatory dossier. We are discussing the study design of DAYBREAK with the FDA and plan to initiate the study as soon as regulatory alignment is completed, which we hope is mid-2024.

We made adjustments to the tarcocimab product that improve the manufacturability in a prefilled syringe and we believe may also enhance the utility of the product. We believe now is the time to implement these changes given the additional clinical studies we plan to conduct, and the FDA has agreed that these additional clinical studies should be sufficient to bridge the former material to the go-to-market material we would like to commercialize going forward. Both GLOW2 and DAYBREAK will be run using our go-to-market formulation of tarcocimab.

Antibody Biopolymer Conjugate Drug Substance Manufacturing

In August 2020, we entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of the Company’s antibody biopolymer conjugate drug substance which included a custom-built manufacturing facility. The manufacturing agreement has an initial term of 8 years, and the Company has the right to extend the term up to a total of 16 years. The Company and Lonza each have the ability to terminate this agreement upon the occurrence of certain events.

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

Under the agreement, Kodiak and Lonza planned a custom-built facility (“Ursus”) dedicated to the commercial-scale manufacturing of Kodiak’s drug substance. In January 2023, the custom-built manufacturing suite Ursus was commissioned as a cGMP facility. Kodiak worked together with Lonza and regulatory authorities to obtain approval for Ursus, and we released our first commercial scale cGMP batch of tarcocimab in July 2023. In October 2023, Kodiak made a final payment of $26.8 million to Lonza for final activation of Ursus. Separately, tarcocimab drug product based on our go-to-market formulation was released in March 2024 and is ready for use in the GLOW2 and DAYBREAK pivotal studies.

KSI-501 Clinical Program Update

KSI-501 is a first-in-class bispecific molecule designed to inhibit two mechanisms implicated in retinal diseases: vascular endothelial growth factor (“VEGF”) and interleukin-6 (“IL-6”). IL-6 is a pro-inflammatory cytokine and growth factor implicated in the pathophysiology of multiple retinal diseases and, in conditions for which anti-VEGF treatment is used, elevated levels of ocular IL-6 have been associated with poor anti-VEGF treatment response. The bispecific mechanism of action of KSI-501 is designed to provide potent inhibition of (i) VEGF-mediated angiogenesis and vascular permeability through a soluble decoy receptor inhibiting the binding of VEGF-A and PLGF to their cognate receptors and (ii) IL-6 mediated inflammation through an antibody that binds soluble interleukin-6, inhibiting its binding to both soluble and membrane-bound IL-6 receptors. In cell-based assays, KSI-501 inhibited angiogenesis and also normalized inner and outer blood retinal barriers; dual inhibition of VEGF and IL-6 by KSI-501 conferred superior normalization of cell morphology and junctional biology compared to either anti-VEGF or anti-IL-6 monotherapy. We believe KSI-501 has the potential to become a new category of retinal medicines with greater therapeutic efficacy than existing therapies.

Kodiak intends to develop KSI-501 as two therapeutic programs in parallel, KSI-501 (formerly KSI-501ABC) and KSI-101 (formerly KSI-501P), to address different unmet needs.

KSI-501

KSI-501 is an anti-IL-6, VEGF-trap bispecific antibody biopolymer conjugate built on the ABC platform and is being developed for high prevalence retinal vascular diseases to address the unmet needs of targeting multiple biologies and extended durability. A Phase 1 trial was conducted to evaluate its safety, tolerability and bioactivity in DME patients. In February 2024, the Phase 1 study results were presented at the Angiogenesis, Exudation, and Degeneration 2024 Virtual Meeting. Kodiak believes the Phase 1 study met its objectives: 1) repeated monthly dosing of KSI-501 was safe and well tolerated; 2) KSI-501 demonstrated bioactivity in both functional (vision) and anatomical (OCT CST) measures.

Kodiak intends to advance KSI-501 into a Phase 3 study DAYBREAK in 2024 to evaluate its efficacy, durability and safety in wet AMD. The DAYBREAK study is intended to be a non-inferiority study evaluating KSI-501 dosed every 4 to 24 weeks, compared to aflibercept dosed per label. The DAYBREAK study will use an enhanced formulation of KSI-501 educated from tarcocimab’s commercial manufacturing scale-up. We are in the process of obtaining regulatory feedback on the study design and intend to initiate the study as soon as regulatory alignment is completed, targeting mid-2024.

KSI-101

KSI-101 is the unconjugated protein portion of KSI-501 and is a novel bispecific protein targeting IL-6 and VEGF. We intend to develop KSI-101 for patients who have retinal fluid and inflammation. Currently there are no available intravitreal biologic therapies addressing the spectrum of inflammatory conditions of the retina. We believe that retinal inflammatory conditions represent a new market segment separate from the established anti-VEGF market. KSI-101 is a clinical prospect with opportunities and risks uncoupled from the ABC Platform, and as such is an important part of our late-phase portfolio. We intend to initiate a dose-finding Phase 1b study in the second quarter of 2024 to evaluate its safety and tolerability and identify two dose levels to progress into pivotal studies. We are currently in the process of obtaining regulatory feedback on the design of the pivotal program, and we hope to initiate dual Phase 2b/3 studies later in 2024.

KSI-501 and KSI-101 manufacturing

We have been progressing the manufacturing of KSI-501 and KSI-101 in preparation for the anticipated clinical studies. Clinical material for both KSI-501 (50 mg/mL strength in our enhanced formulation) and KSI-101 (100 mg/mL strength) were successfully manufactured in the first quarter of 2024.

Technology Platform Development

We continued progressing our technology development with our “duet” and “triplet” inhibitors that embed small molecules and other bioactive molecules in the biopolymer backbone to provide a high drug-antibody ratio ("DAR"). The diverse bioactives are designed to be released over time to achieve sustained inhibition of targeted biological pathways. The biopolymer embedded with its poly-pharmacy payloads is conjugated to a protein therapeutic to form a “triplet” for tissue and cell targeting or omits the protein therapeutic to form a “duet”. We believe this unique combination of high DAR and extended therapeutic benefit offers potential for broad and important utility for multifactorial ophthalmic and systemic diseases.

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

We believe the Kodiak VETi platform as a medical engagement and imaging platform has the potential to disrupt ophthalmology clinical trials by enabling new trial endpoints, thereby enabling faster and more cost-effective medicines development in ophthalmic disease, an area that historically requires lengthy and expensive trials. VETi may also aid in market build and shaping for undertreated or underdiagnosed diseases, such as diabetic eye diseases where Kodiak’s product candidates tarcocimab and KSI-501 are being studied and where early treatment and prevention may allow patients to achieve better outcomes.

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

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance our product candidates, through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization; broaden and improve our platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. We expect to continue to incur additional costs associated with operating as a public company. Our net loss was $260.5 million, $333.8 million and $267.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1,152.5 million.

Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of tarcocimab for RVO, wet AMD, or DR or delay our efforts to advance and expand our product pipeline.

As of December 31, 2023, we had cash and cash equivalents of $285.5 million.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in fair value and settlement of derivative contracts, tax expense and the amortized issuance costs from the liability related to the future sale of royalties to Baker Bros. Advisors, LP ("BBA") in 2019.

Results of Operations

The following table summarizes the results of our operations for the periods indicated (in thousands, except percentages):

	Year Ended December 31,		Change
	2023	2022	Dollar	Percent
Operating expenses
Research and development	$206,298	$267,591	$(61,293)	(23%)
General and administrative	71,023	73,788	(2,765)	(4%)
Loss from operations	(277,321)	(341,379)	64,058	(19%)
Interest income	16,733	7,071	9,662	137%
Interest expense	(13)	(18)	5	*
Other income (expense), net	110	503	(393)	*
Net loss	$(260,491)	$(333,823)	$73,332	(22%)

* Change is not meaningful

Research and Development Expenses

Research and development expenses decreased $61.3 million, or 23%, during the year ended December 31, 2023 as compared to 2022.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,		Change
	2023	2022	Dollar
Tarcocimab program expenses	$90,513	$132,953	$(42,440)
KSI-501 program expenses	7,264	6,964	300
ABC Platform and other program expenses	20,997	27,409	(6,412)
Payroll and personnel expenses	65,382	79,314	(13,932)
Facilities and other research and development expenses	22,142	20,951	1,191
Total research and development expenses	$206,298	$267,591	$(61,293)

Tarcocimab program expenses decreased $42.4 million during the year ended December 31, 2023 as compared to 2022, primarily driven by the wind-down of the pivotal clinical studies in the tarcocimab development program.

The Phase 1 study of KSI-501 began enrolling patients with DME in the beginning of the second quarter of 2023. KSI-501 program expenses increased $0.3 million during the year ended December 31, 2023 as compared to 2022, primarily due to clinical trial progression, partially offset by a decrease in manufacturing activities.

ABC Platform and other program expenses decreased $6.4 million during the year ended December 31, 2023 as compared to 2022, primarily due to timing of manufacturing runs.

Payroll and personnel expenses decreased $13.9 million during the year ended December 31, 2023 as compared to 2022, primarily driven by forfeitures related to stock-based compensation expense.

Facilities and other research and development expenses increased $1.2 million during the year ended December 31, 2023 as compared to 2022, due to a variety of activities including the expense related to the lease component of the Ursus manufacturing facility, which commenced in 2023.

General and Administrative Expenses

General and administrative expenses decreased $2.8 million, or 4%, during the year ended December 31, 2023 as compared to 2022, primarily driven by a decrease in professional fees for consulting, legal and accounting expenses.

Interest Income

Interest income increased $9.7 million during the year ended December 31, 2023 as compared to 2022, which was mainly attributable to higher interest rates earned in 2023.

Other Income (Expense), Net

Other income (expense), net decreased $0.4 million during the year ended December 31, 2023 as compared to 2022, which was mainly attributable to gain from settlement of foreign currency forward contracts in 2022.

Comparison of the Fiscal Years Ended December 31, 2022 and 2021

For a comparison of our results of operations for the fiscal years ended December 31, 2022 and 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 28, 2023.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes, warrants and the sale of royalties. As of December 31, 2023, we had cash and cash equivalents of $285.5 million. We believe that our current cash and cash equivalents will be sufficient to support our operations into 2026.

Future Funding Requirements

We have incurred net losses since our inception. For the years ended December 31, 2023, 2022 and 2021, we had net losses of $260.5 million, $333.8 million, and $267.0 million, of which $88.6 million, $106.0 million, and $61.4 million related to non-cash stock-based compensation expense, respectively. We expect to continue to incur additional losses in future periods. As of December 31, 2023, we had an accumulated deficit of $1,152.5 million. We believe that the cash and cash equivalents will be sufficient to meet our anticipated operating and capital expenditure requirements at least 12 months following the date of this Annual Report on Form 10-K.

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

The significant uncertainties caused by any public health crises, the on-going geopolitical conflicts, inflation, rising interest rates, bank failures, ongoing supply chain disruptions and volatile equity capital markets may also negatively impact our operations and capital resources. We and our key clinical and manufacturing partners have been able to continue to advance our operations, and we continue to monitor the impact of the aforementioned events on our ability to continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. One or more of these events may ultimately have a material adverse effect on our liquidity and operating plans.

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. See the section titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(154,183)	$(206,459)
Investing activities	249,226	(336,513)
Financing activities	31	1,895
Net increase (decrease) in cash, cash equivalents and restricted cash	$95,074	$(541,077)

Cash Flows from Operating Activities

Net cash used in operating activities decreased to $154.2 million for the year ended December 31, 2023, primarily attributable to a decrease in net loss during the year driven by the maturation of the tarcocimab clinical program and timing of manufacturing activities. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $249.2 million for the year ended December 31, 2023, primarily related to net maturities of marketable securities of $290.7 million, partially offset by capital expenditures of $41.4 million during the year.

Material Cash Requirements and Material Known Contractual Obligations and Commitments

Operating Leases

Operating lease payments represent our commitment for future minimum rent made under non-cancelable leases for our corporate offices in Palo Alto, California, office and laboratory space in Visp, Switzerland, and related to our Ursus facility. Total future undiscounted payments for our operating lease obligations as of December 31, 2023 were $105.0 million, of which $14.8 million is due in the next twelve months.

Manufacturing Agreements

The Company has entered into service and equipment purchase agreements in the normal course of business with various providers, which can contain minimum commitments or other noncancelable obligations.

As of December 31, 2023, future contractual obligations related to these manufacturing agreements that may be subject to cancellation fees was $15.4 million, of which $11.0 million is expected to be due in the next twelve months.

In addition, future manufacturing contractual obligations totaling approximately 123.0 million Swiss Francs may be incurred for the potential clinical and commercial supply of tarcocimab and other antibody biopolymer conjugates medicines based on the agreements with Lonza for production at the Ursus Facility.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the estimated undiscounted net cash flows which the assets are expected to generate. If such assets are deemed not recoverable, an impairment loss is recognized in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We applied significant judgment in determining we have one asset group and that there is no lower level to group assets for impairment testing. The determination of the asset group primarily considers the interdependencies of our assets, shared cost structure, and the interrelated future cash flow generation. We assessed the recoverability of our asset group in 2023 based on our decision to wind-down the tarcocimab program following the topline results from the Phase 3 GLEAM and GLIMMER studies. We determined that the estimated undiscounted net cash flows which the asset group is forecasted to generate exceeded the carrying amount of the asset group and therefore, no impairment loss was recognized in 2023.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2023, we had cash and cash equivalents of $285.5 million, primarily invested in money market funds. As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $478.9 million, primarily invested in money market funds and U.S. treasury securities. Due to the short-term nature of the instruments held as of December 31, 2023, we do not believe that a hypothetical 100 basis point, or one percentage point, change in interest rates from levels at December 31, 2023 would have a material impact on the realized value of our cash equivalents. Declines in interest rates, however, would reduce future interest income and cash flows.

We do not believe that other market risks, like foreign currency exchange rate risk, had a significant impact on our results of operations for any periods presented herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kodiak Sciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kodiak Sciences Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Determination of the Asset Group Used in the Long-Lived Assets Impairment Assessment

As described in Note 2 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the estimated undiscounted net cash flows which the assets are expected to generate. Management applied significant judgment and determined that the Company has one asset group and that there is not a lower level to group assets for impairment testing. The determination of asset group primarily considers the interdependencies of the Company’s assets, shared costs structure, and the interrelated future cash flow generation. Management assessed the recoverability of the Company’s long-lived assets in 2023 based on the Company’s decision to wind-down the tarcocimab program following the topline results from the Phase 3 GLEAM and GLIMMER studies. Management determined that the estimated undiscounted net cash flows which the assets are forecasted to generate exceeded the carrying amount of the assets. Therefore, no impairment loss was recognized in 2023. As of December 31, 2023, the Company’s consolidated long-lived assets balance was $183.7 million.

The principal considerations for our determination that performing procedures relating to the determination of the asset group used in the long-lived assets impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the estimated undiscounted net cash flows of the long-lived asset group, specifically the determination of the asset group and primary asset for the asset group and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures related to management’s determination of the asset group and primary asset for the asset group used in the long-lived assets impairment assessment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) understanding management’s process for developing the estimated undiscounted net cash flows of the long-lived asset group; (ii) evaluating the appropriateness of management’s determination of the asset group used in the long-lived assets impairment assessment by evaluating the level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities; and (iii) evaluating the appropriateness of management’s determination of the primary asset for the asset group which included comparing the estimated future cash flows derived from the primary asset compared to other assets within the asset group.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 28, 2024

We have served as the Company’s auditor since 2016.

Kodiak Sciences Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$285,507	$190,433
Marketable securities	—	288,500
Prepaid expenses and other current assets	3,802	7,072
Total current assets	289,309	486,005
Restricted cash	6,324	6,324
Property and equipment, net	120,482	56,384
Operating lease right-of-use asset	54,541	59,369
Other assets	8,716	58,546
Total assets	$479,372	$666,628
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,608	$9,130
Accrued and other current liabilities	18,351	33,440
Operating lease liability	9,770	9,926
Total current liabilities	41,729	52,496
Operating lease liability, net of current portion	71,862	77,807
Liability related to sale of future royalties	100,000	99,996
Other liabilities	—	162
Total liabilities	213,591	230,461
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at December 31, 2023 and December 31, 2022; 52,508,602 and 52,333,850 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	1,418,307	1,329,509
Accumulated other comprehensive income (loss)	—	(1,307)
Accumulated deficit	(1,152,531)	(892,040)
Total stockholders’ equity	265,781	436,167
Total liabilities and stockholders’ equity	$479,372	$666,628

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Operating expenses
Research and development	$206,298	$267,591	$217,340
General and administrative	71,023	73,788	49,711
Total operating expenses	277,321	341,379	267,051
Loss from operations	(277,321)	(341,379)	(267,051)
Interest income	16,733	7,071	298
Interest expense	(13)	(18)	(47)
Other income (expense), net	110	503	(190)
Net loss	$(260,491)	$(333,823)	$(266,990)
Net loss per common share, basic and diluted	$(4.97)	$(6.39)	$(5.16)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	52,414,256	52,249,620	51,788,918
Other comprehensive income (loss)
Change in unrealized gains (losses) related to available-for-sale debt securities, net of tax	1,307	(1,307)	(53)
Total other comprehensive income (loss)	1,307	(1,307)	(53)
Comprehensive loss	$(259,184)	$(335,130)	$(267,043)

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	51,112,302	$5	$1,151,920	$53	$(291,227)	$860,751
Issuance of common stock upon exercise of stock options	463,796	—	7,743	—	—	7,743
Issuance of common stock upon vesting of restricted stock units	93,218	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	6,958	—	484	—	—	484
Issuance of common stock upon exercise of common stock warrants	149,983	—	—	—	—	—
Stock-based compensation expense	—	—	61,385	—	—	61,385
Other comprehensive loss	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(266,990)	(266,990)
Balances at December 31, 2021	51,826,257	5	1,221,532	—	(558,217)	663,320
Issuance of common stock upon exercise of stock options	126,999	—	1,770	—	—	1,770
Issuance of common stock upon vesting of restricted stock units	103,032	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	27,863	—	174	—	—	174
Issuance of common stock upon exercise of common stock warrants	249,699	—	—	—	—	—
Stock-based compensation expense	—	—	106,033	—	—	106,033
Other comprehensive loss	—	—	—	(1,307)	—	(1,307)
Net loss	—	—	—	—	(333,823)	(333,823)
Balances at December 31, 2022	52,333,850	5	1,329,509	(1,307)	(892,040)	436,167
Issuance of common stock upon exercise of stock options	7,528	—	60	—	—	60
Issuance of common stock upon vesting of restricted stock units	116,403	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	50,821	—	182	—	—	182
Stock-based compensation expense	—	—	88,556	—	—	88,556
Other comprehensive loss	—	—	—	1,307	—	1,307
Net loss	—	—	—	—	(260,491)	(260,491)
Balances at December 31, 2023	52,508,602	$5	$1,418,307	$—	$(1,152,531)	$265,781

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(260,491)	$(333,823)	$(266,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	18,298	3,796	1,003
Stock-based compensation	88,556	106,033	61,385
Loss on disposal of long-lived assets	2	—	120
Net amortization (accretion) of premium (discount) on marketable securities	(846)	(1,068)	25
Settlement of derivative contracts	—	(616)	—
Amortization of operating lease right-of-use asset	7,649	7,205	7,708
Amortization of issuance costs	4	53	53
Changes in assets and liabilities:
Prepaid expenses and other current assets	8,451	(2,744)	(270)
Other assets	426	7,384	1,465
Accounts payable	5,597	1,660	(2,094)
Accrued and other current liabilities	(12,907)	(2,246)	13,511
Operating lease liability	(8,922)	7,907	1,814
Net cash provided by (used in) operating activities	(154,183)	(206,459)	(182,270)
Cash flows from investing activities
Purchase of property and equipment	(41,350)	(37,021)	(17,032)
Deposits on property and equipment	(77)	(10,342)	(46,266)
Purchase of marketable securities	(49,347)	(427,766)	—
Maturities of marketable securities	340,000	138,000	24,500
Proceeds from derivative activity	—	616	—
Net cash provided by (used in) investing activities	249,226	(336,513)	(38,798)
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	60	1,770	7,743
Proceeds from issuance of common stock pursuant to employee stock purchase plan	182	174	484
Principal payments of tenant improvement allowance payable	(211)	(49)	(45)
Net cash provided by (used in) financing activities	31	1,895	8,182
Net increase (decrease) in cash, cash equivalents and restricted cash	95,074	(541,077)	(212,886)
Cash, cash equivalents and restricted cash, at beginning of period	196,757	737,834	950,720
Cash, cash equivalents and restricted cash, at end of period	$291,831	$196,757	$737,834
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$285,507	$190,433	$731,510
Restricted cash	6,324	6,324	6,324
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$291,831	$196,757	$737,834

Supplemental cash flow information:
Cash paid for interest	$13	$18	$22
Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$2,668	$(170)	$773
Purchase of property and equipment under accounts payable and accruals	$—	$2,917	$21,088
Reclassification of deposits to property and equipment	$44,300	$5,363	$2,370

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

Liquidity

As of December 31, 2023, the Company had cash and cash equivalents of $285.5 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash and cash equivalents will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Annual Report on Form 10-K.

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and the accounts of Kodiak Sciences Financing Corporation and Kodiak Sciences China, the Company’s direct wholly owned subsidiaries, incorporated in the United States and Cayman Islands, respectively, and Kodiak Sciences GmbH and Kodiak Sciences Valais GmbH, the Company’s indirect wholly owned subsidiaries, both incorporated in Switzerland. All intercompany accounts and transactions have been eliminated. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar. The aggregate foreign currency transaction gain (loss) included in determining net loss was $(0.1) million, $0.3 million, and $(0.3) million for the years ended December 31, 2023, 2022 and 2021, respectively.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of research and development of drugs for retinal diseases. The chief operating decision maker reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and expenses during the reporting period. Such estimates include, but are not limited to, accrued research and development, stock-based compensation, and impairment of long-lived assets. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents as of December 31, 2023. As of December 31, 2022, the Company also had marketable securities. As of December 31, 2023 and 2022, cash, cash equivalents and marketable securities were invested primarily in money market funds and U.S. treasury securities through highly rated financial institutions. Investments are restricted, in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

Cash and Cash Equivalents

The Company considers all highly liquid investments with stated maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

The Company may invest excess cash balances in marketable securities. The investments in marketable securities are classified as either held-to-maturity or available-for-sale based on facts and circumstances present at the time of purchase. Marketable securities with a remaining maturity date greater than one year are classified as non-current. The Company’s marketable securities can consist of U.S. treasury securities, commercial paper, and corporate bonds. Marketable debt securities that are available for sale, are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase of marketable debt securities is amortized and/or accreted to interest income or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net. Refer to the Credit Losses – Available-for-Sale Debt Securities section below.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Restricted Cash

As of December 31, 2023, and 2022, the Company had $6.3 million of long-term restricted cash deposited with financial institutions. The entire amount is held in separate bank accounts to support letter of credit agreements related to the Company’s U.S. corporate offices.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the estimated undiscounted net cash flows which the assets are expected to generate. If such assets are deemed not recoverable, an impairment loss is recognized in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company applied significant judgment in determining it has one asset group and that there is no lower level to group assets for impairment testing. The determination of the asset group primarily considers the interdependencies of its assets, shared cost structure, and the interrelated future cash flow generation. The Company assessed the recoverability of its asset group in 2023 based on the Company’s decision to wind-down the tarcocimab program following the topline results from the Phase 3 GLEAM and GLIMMER studies. The Company determined that the estimated undiscounted net cash flows which the asset group was forecasted to generate exceeded the carrying amount of the asset group. Therefore, no impairment loss was recognized in 2023. There was also no such impairment of long-lived assets in the year ended December 31, 2022.

Research and Development Expenses

Costs related to research, design and development of products are charged to research and development expense as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, including stock-based compensation, laboratory supplies, outside services and allocated overhead, including rent, depreciation and utilities.

Accrued Research and Development

The Company has entered into various agreements with various third parties, including clinical investigator sites, contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), to provide research and development activities. The Company’s accrued research and development costs are estimated based on the level of services performed, including the phase or completion of events, and contracted costs. Accrued clinical trial and related costs are estimated using data such as patient enrollment, clinical site activations or information provided by outside service providers regarding their actual costs incurred. Management determines accrual estimates through reports from and discussions with clinical personnel and outside service providers as to the progress of trials, or the services completed. The estimated costs of research and development provided, but not yet invoiced, are included in accrued and other current liabilities on the consolidated balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses or other assets until the services are rendered.

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

The expected term is determined based on hypothetical exercise data for unexercised stock options.

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Liability related to Sale of Future Royalties

On December 1, 2019, the Company and its subsidiary Kodiak Sciences GmbH entered into a funding agreement with Baker Bros. Advisors, LP ("BBA"), which holds more than 5% of the Company’s stock, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of tarcocimab, the Company’s anti-VEGF antibody biopolymer conjugate therapy, in exchange for $225.0 million. Under the terms of the funding agreement, there is no obligation to repay any funding amount received, other than through the capped royalty payments on future product revenues. The Company recorded the funding amount paid by BBA as a liability on the consolidated balance sheet net of issuance costs, in accordance with ASC 730, Research and Development. Under ASC 730, the significant related party relationship between the Company and BBA creates an implicit obligation to repay the funding amount paid to the Company. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time. In July 2021, the funding agreement was amended, at the Company’s request, that the remaining funding amount of $125.0 million would not be paid. Refer to Note 15.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its ASC or other standard setting bodies, and adopted by the Company as of the specified date.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which requires disclosure of incremental segment information on an annual and interim basis, including enhanced disclosures for companies that have a single reportable segment. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently assessing the impact of this amendment on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which enhances the disclosures required for income taxes in annual consolidated financial statements. The amendment is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently assessing the impact of this amendment on its consolidated financial statements and related disclosures.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

3. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Furniture and Fixtures	$2,042	$1,969
Machinery and Equipment	39,709	12,763
Computer Software and Hardware	378	374
Leasehold Improvement	96,534	43,483
Construction in Progress	4,371	4,519
Total property and equipment	143,034	63,108
Less: Accumulated depreciation	(22,552)	(6,724)
Property and equipment, net	$120,482	$56,384

The Company's property and equipment are maintained in the United States and Switzerland with net book values of $40.2 million and $80.3 million, respectively, as of December 31, 2023 compared to $45.3 million and $11.1 million, respectively, as of December 31, 2022. Depreciation expense was $18.3 million, $3.8 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued manufacturing and research & development costs	$8,662	$5,978
Accrued salaries and benefits	6,078	6,033
Accrued clinical trial and related costs	2,701	18,334
Accrued legal fees and professional fees	196	283
Accrued property and equipment	—	1,893
Accrued other liabilities	714	919
Total accrued and other current liabilities	$18,351	$33,440

5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$274,466	$—	$—	$274,466
Marketable securities:
U.S. treasury securities	—	—	—	—
Total	$274,466	$—	$—	$274,466

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$173,617	$—	$—	$173,617
Marketable securities:
U.S. treasury securities	—	288,500	—	288,500
Total	$173,617	$288,500	$—	$462,117

As of December 31, 2023 and 2022, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to BBA, which are considered Level 3 inputs. Refer to

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 15. There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2023 and 2022.

6. Marketable Securities

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

As of December 31, 2023, there were no marketable securities. All marketable securities held as of December 31, 2022 had effective maturities of less than one year. The unrealized losses for marketable securities related to changes in interest rates. There were no reclassifications out of accumulated other comprehensive income (loss), impairment charges or recoveries and no allowance for credit losses recorded during the twelve months ended December 31, 2023 and 2022.

7. Derivatives

The Company uses certain derivative instruments, that are not designated as hedges for accounting purposes, which include foreign currency forward contracts. As of December 31, 2023 and 2022, the Company did not have any outstanding derivative instruments.

8. Commitments and Contingencies

Leases

Palo Alto, California Leases

In June 2020, the Company entered into lease agreements for two buildings at 1200 and 1250 Page Mill Road in Palo Alto, California, which are now the Company’s U.S. corporate offices. The facilities are approximately 82,662 square feet and 72,812 square feet, respectively and include office and laboratory space. For 1200 Page Mill Road, the monthly rent during the initial 6.5-year term will be approximately $0.6 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $7.2 million. The Company has an option to extend the lease term for a period of 6.5 years. For 1250 Page Mill Road, the monthly rent during the initial 13-year term will be approximately $0.5 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $6.3 million. The Company has two options to extend the lease term for a period of 5 years each. The Company determined that the renewal options were not reasonably certain at lease inception for the two buildings. The Company executed a $10.9 million cash-collateralized letter of credit, which was subsequently reduced to $6.2 million as a result of meeting certain reduction requirements specified therein in 2020. The cash collateralizing the letter of credit is classified as restricted cash on the Company’s consolidated balance sheet. The Landlord will provide a tenant improvement allowance of approximately $1.2 million for 1200 Page Mill Road and $10.6 million for 1250 Page Mill Road. As of December 31, 2023, the Company utilized $10.6 million of the tenant improvement allowance for 1250 Page Mill Road. Under ASC 842, the Company classified these leases as operating leases and recorded right-of-use assets and lease liabilities on the lease commencement date.

Switzerland Lease

In April 2020, the Company entered into a lease agreement for office and laboratory space at Rottenstrasse 5 in Visp, Switzerland. The space is approximately 1,000 square meters. The initial lease term is 5 years, with automatic renewals every 5 years for a maximum lease term of 15 years. The monthly rent during the initial 5-year term will be approximately 32.0 thousand Swiss Francs plus certain operating expenses and taxes. Under ASC 842, the Company classified this lease as an operating lease and recorded a right-of-use asset and lease liability on the lease commencement date.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Ursus Facility

In August 2020, the Company and its wholly owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of the Company’s antibody biopolymer conjugate drug substance which included a custom-built manufacturing facility. The manufacturing agreement has an initial term of 8 years, and the Company has the right to extend the term up to a total of 16 years. The Company and Lonza each have the ability to terminate this agreement upon the occurrence of certain events.

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

The Company concluded that this agreement contained an embedded lease as the custom-built manufacturing suite would be dedicated for the Company’s use. On January 31, 2023, the custom-built manufacturing suite was commissioned as a cGMP facility. The consideration was allocated to lease and non-lease components as this agreement contained a significant service component (manufacturing services). Under ASC 842, the Company classified the lease portion as an operating lease and recorded a right-of-use asset and lease liability on the lease commencement date. The Company determined that the renewal options were not reasonably certain at lease inception.

Fixed assets of $81.7 million, in leasehold improvements and machinery and equipment, were placed in service and capitalized as of January 31, 2023. In October 2023, payment was made for the remaining $26.8 million of these fixed assets.

The maturities of the operating lease liabilities, including the Ursus Facility lease, as of December 31, 2023 were as follows (in thousands):

Year ending December 31,	As of December 31, 2023
2024	$14,788
2025	16,318
2026	16,567
2027	9,838
2028	8,636
Thereafter	38,807
Total undiscounted lease payments	104,954
Less: imputed interest	(23,322)
Total operating lease liabilities	$81,632

The minimum lease payments above do not include any related common area maintenance charges or real estate taxes. The operating lease expenses for the years ended December 31, 2023, 2022 and 2021 were $13.2 million, $12.8 million and $12.8 million, respectively. Variable lease expenses, including common area maintenance charges and real estate taxes, for the years ended December 31, 2023, 2022 and 2021 were $3.6 million, $3.1 million and $1.7 million, respectively. The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	7.5	8.4
Weighted-average discount rate	6.8%	6.8%

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

As of December 31, 2023, future contractual obligations related to these manufacturing agreements that may be subject to cancellation fees, was $15.4 million. This amount represents our minimal contractual obligations, excluding the commitments under the Ursus Facility arrangement. Purchases under these manufacturing agreements for the years ended December 31, 2023, 2022 and 2021 were $59.7 million, $47.4 million and $31.8 million, respectively.

In addition, future manufacturing contractual obligations totaling approximately 123.0 million Swiss Francs may be incurred for the potential clinical and commercial supply of tarcocimab and other antibody biopolymer conjugates medicines based on the agreements with Lonza for production at the Ursus Facility.

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

9. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
United States	$(143,256)	$(163,240)	$(46,590)
Foreign	(117,176)	(170,550)	(220,326)
Total loss before income taxes	$(260,432)	$(333,790)	$(266,916)

The provision (benefit) for income taxes consists of the following (in thousands):

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	33	33	74
Total current	33	33	74

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Provision (Benefit) for income taxes	$33	$33	$74

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$133,919	$117,232
Intangible assets	163,841	166,259
Research and development tax credits	29,630	25,110
Stock-based compensation	24,344	23,576
Accruals	1,086	1,562
Operating lease liability	15,845	25,548
Sec. 174 Capitalized R&D	16,992	7,914
Total deferred tax assets	385,657	367,201
Valuation allowance	(373,474)	(347,789)
Net deferred tax assets	12,183	19,412
Deferred tax liabilities:
Operating lease right-of-use asset	(10,362)	(17,073)
Property and equipment	(1,821)	(2,339)
Total deferred tax liabilities	(12,183)	(19,412)
Total net deferred tax assets	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The net change in the total valuation allowance for the years ended December 31, 2023 and 2022, was an increase of approximately $25.7 million and $72.0 million, respectively.

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

As of December 31, 2023, the Company had $83.8 million of federal and $616.3 million of state net operating loss available to offset future taxable income. A portion of the federal net operating loss carryforwards begin to expire in 2035 and the state net operating loss carryforwards begin to expire in 2035, if not utilized. $65.6 million of the federal net operating loss are not subject to expiration.

As of December 31, 2023, the Company also had federal and state research and development credit carryforwards of approximately $28.9 million and $9.0 million, respectively. The federal research and development credit carryforwards expire beginning 2035. The California tax credit can be carried forward indefinitely.

California Senate Bill 113 (SB 113), was signed into law by Governor Newsom on February 9, 2022. The legislation contains important California tax law changes, including reinstatement of business tax credits and net NOL deductions limited by AB 85 mentioned above. Given the Company’s taxable loss position, this legislation did not impact the tax provision for the years ended December 31, 2023 or 2022.

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes	(2.6)	5.8	6.7
Foreign tax rate differential	(4.3)	(4.7)	(7.7)
Change in valuation allowance	(10.5)	(20.0)	(78.3)
Stock-based compensation	(4.1)	(3.9)	(1.2)
Research tax credit	1.4	1.8	2.4
Other	(0.1)	—	—
Sale of future royalties	—	—	0.1
Section 162(m)	—	—	(0.8)
Intangible valuation	(0.8)	—	57.8
Provision for income taxes	0.0%	0.0%	0.0%

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. As of December 31, 2023, 2022 and 2021, none of the unrecognized tax benefits would affect income tax expense with consideration of the valuation allowance. The Company does not anticipate the uncertain tax positions will materially change in the next 12 months. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

The beginning and ending unrecognized tax benefits amounts are as follows (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Unrecognized tax benefits at beginning of period	$7,578	$6,729	$4,650
Increases related to current year tax positions	667	849	2,079
Unrecognized tax benefits at end of period	$8,245	$7,578	$6,729

The Company files income tax returns in the United States and Switzerland. The Swiss Federal Tax Administration is currently conducting examinations of the Company's tax returns for the years 2018 through 2022. All US tax returns remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

10. Preferred Stock

As of December 31, 2023 and 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue up to 10,000,000 shares of preferred stock at the par value of $0.0001 per share. As of December 31, 2023, there are no shares of the Company’s preferred stock issued or outstanding.

11. Common Stock

As of December 31, 2023 and 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 490,000,000 shares of common stock at the par value of $0.0001 per share. Each share of common stock is entitled to one vote. The board of directors may declare and pay dividends to holders of common stock. The Company has never declared or paid any dividends on common stock.

The Company had reserved common stock for future issuances as follows:

	December 31, 2023	December 31, 2022
Exercise of options outstanding and release of restricted shares	17,766,283	16,822,629
Issuance of common stock under the 2018 Equity Incentive Plan	2,460,375	1,934,606
Issuance of common stock under the 2018 Employee Share Purchase Plan	374,358	425,179
Total	20,601,016	19,182,414

12. Stock-Based Compensation

2018 Equity Incentive Plan

In August 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. The 2018 Plan initially reserved 4,300,000 shares of common stock for the issuance of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company. The number of shares available for issuance increases annually on the first day of each fiscal year equal to the least of (1) 4,300,000 shares, and (2) 4% of outstanding shares of common stock as of the last day of the immediately preceding year, and (3) such other amount as determined by the board of directors. The exercise price of options must be equal to at least the fair market value of the common stock on the grant date. For ISOs, the term may not exceed ten years, except in respect to any participant with more than 10% of voting power of all classes of stock, then the term may not exceed five years and the exercise price must be equal to at least 110% of the fair market value of the common stock on the grant date. Options and RSUs granted generally vest over four years.

The number of shares available for issuance increased by 2,093,354 shares in 2023 and there were 2,460,375 shares available for grant under the 2018 Plan as of December 31, 2023.

2021 Long-Term Performance Incentive Plan

The 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”) was designed to be a long-term, pay-for-performance, incentive plan that would further align the interests of management and other eligible employees with the creation of substantial long-term value for the Company's stockholders. During 2021, eligible employees were provided a one-time opportunity to "opt-in" and forgo a portion of their annual equity incentive awards in exchange for a one-time grant of performance-based stock options from the 2021 LTPIP and 2018 Plan, collectively referred to as the "LTPIP Program". There were no options granted under the LTPIP Program for the year ended December 31, 2023.

Shares underlying the options granted under the LTPIP Program may be earned based on the achievement of the performance-based requirement based on stock price goals and/or certain operational milestones based on approval by the U.S. Food and Drug Administration of a Biologics License Application in respect of a first, second, and third major indication and based on sales. The performance-based requirement and operational milestones were not achieved as of December 31, 2023.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The Company determined the exchange of the original award of annual equity incentive awards with the modified award of options granted under the LTPIP Program represented a change in the original terms and conditions. The modification resulted in additional compensation cost equal to the incremental value between the original and modified awards to be recognized. For the annual equity incentive awards, the Company continues to record the unrecognized compensation expense over the original vesting period. For the options granted under the LTPIP Program, the stock-based compensation expense recognized during the years ended December 31, 2023, 2022 and 2021 was $53.7 million, $65.1 million and $15.7 million, respectively.

As of December 31, 2023, there was $165.4 million of unrecognized stock-based compensation expense related to the 6,207,334 options granted under the LTPIP Program, but not yet earned or vested, to be recognized over a weighted-average period of 3.04 years.

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 LTPIP, 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	16,542,107	$51.48	7.91	$5,410
Granted	3,305,000	$7.09
Exercised	(7,528)	$7.96
Forfeited or canceled	(2,238,113)	$45.99
Outstanding at December 31, 2023	17,601,466	$43.86	7.29	$933
Shares exercisable December 31, 2023	9,671,905	$38.37	6.41	$903
Vested and expected to vest December 31, 2023	17,601,466	$43.86	7.29	$933

The weighted-average grant date fair value of the time-vested stock options granted for 2023, 2022 and 2021 was $4.51, $6.31 and $51.55 per share, respectively. The total intrinsic value of stock options exercised during 2023 was not significant. The total intrinsic value of stock options exercised during 2022 and 2021 was $6.1 million and $40.2 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

Employee Stock Options

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of time-vested employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	86%	83%	61%
Risk-free interest rate	3.55%	2.86%	1.03%
Dividend yield	0%	0%	0%
Expected term	4.00	5.98	6.25

The Company granted 3,282,500 options to employees in 2023. The total fair value of employee options vested during the years ended December 31, 2023, 2022 and 2021 was $25.6 million, $28.9 million and $26.9 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2023, 2022 and 2021 for options granted to employees, including the options granted under the LTPIP Program, was $80.8 million, $93.8 million and $44.1 million, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	280,522	$60.17
Granted	30,250	$5.72
Vested	(116,403)	$61.98
Canceled	(29,552)	$54.77
Unvested at December 31, 2023	164,817	$49.87

Employee Restricted Stock Units

The Company granted 28,750 RSUs to employees in 2023. The total fair value of RSUs vested during the year ended December 31, 2023, 2022, and 2021 was $4.8 million, $4.9 million and $3.2 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2023, 2022 and 2021 for RSUs was $4.5 million, $4.6 million, and $4.4 million, respectively.

Non-Employee Awards

The Company granted 22,500 stock options and 1,500 RSUs to non-employees during the year ended December 31, 2023. The fair value of non-employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2023	2022	2021
Expected volatility	88%	—	60%
Risk-free interest rate	3.82%	—	0.97%
Dividend yield	0%	—	0%
Expected term	4.11	—	5.69

The Company granted no stock options or RSUs to non-employees during the year ended December 31, 2022. Stock-based compensation expense recognized during the years ended December 31, 2023, 2022 and 2021 for equity awards granted to non-employees was $0.9 million, $1.2 million and $1.2 million, respectively.

Performance-Based Awards

In December 2019, the Company granted 170,150 performance-based stock options and 128,900 performance-based RSUs (collectively "2019 PSA"). These equity awards would vest 25% upon the achievement of specific clinical development milestones. The remaining awards would then vest in three equal annual installments after that date. The performance criteria for 2019 PSA was achieved in June 2021. 37,925 of the performance-based stock options and 25,907 of the performance-based restricted stock vested during 2023. The total fair value of the performance-based stock options and RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $3.7 million, $3.9 million and $4.2 million, respectively.

The Company estimated the fair value of the 2019 PSA using the Black-Scholes valuation model and significant assumptions included an expected volatility of 72%, a risk-free rate of 1.67%, expected dividend yield of 0%, and expected term of 6.31 years.

In February 2021, the Company granted 190,831 performance-based stock options ("2021 Feb PSO"). These stock options will vest 25% upon the achievement of specific clinical development milestones. The remaining awards would then vest in 36 successive equal monthly installments after the performance criteria is achieved. The performance criteria for 2021 Feb PSOs was achieved in February 2022. 40,509 of the performance-based stock options vested during 2023. The total fair value of the performance-based stock options vested during the year ended December 31, 2023 and 2022 was $3.1 million and $6.2 million, respectively.

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

In August 2021, the Company granted 478,750 performance-based stock options ("2021 Aug PSO"). These stock options will vest upon the achievement of specific clinical development milestones with the percentage of shares earned being dependent on the relative total stockholder return over the performance period. As of December 31, 2023, the requisite performance criteria for the 2021 Aug PSO was not achieved and the shares were cancelled and returned to the plan. No stock-based compensation expense was recognized related to these stock options.

Performance-based awards are recorded as expense beginning when vesting events are determined to be probable. Stock-based compensation expense recognized during the years ended December 31, 2023, 2022 and 2021 for the performance-based equity awards was $2.2 million, $6.3 million and $11.4 million, respectively.

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

The Company issued 50,821 shares under the ESPP during the year ended December 31, 2023. Stock-based compensation expense recognized during the year ended December 31, 2023, 2022 and 2021 for the ESPP was $0.2 million, $0.2 million and $0.3 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation is classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$44,014	$59,288	$33,237
General and administrative	44,542	46,745	28,148
Total stock-based compensation	$88,556	$106,033	$61,385

As of December 31, 2023, the Company had $200.9 million of unrecognized compensation expense related to unvested share-based awards including options granted under the LTPIP Program and ESPP, which is expected to be recognized over a weighted-average period of 2.87 years.

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

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as accrued liabilities and other current liabilities on the consolidated balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. At December 31, 2023, there were no early exercised stock options subject to the Company’s right of repurchase.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

13. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(260,491)	$(333,823)	$(266,990)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	52,414,256	52,249,620	51,788,918
Net loss per share attributable to common stockholders, basic and diluted	$(4.97)	$(6.39)	$(5.16)

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of December 31,
	2023	2022	2021
Outstanding stock options	17,601,466	16,542,107	14,523,917
Unvested restricted shares	164,817	280,522	363,930
Total	17,766,283	16,822,629	14,887,847

14. 401(k) Plan

In 2011, the Company adopted a 401(k) retirement and savings plan covering all employees. The 401(k) plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The 401(k) plan was amended to include an employer matching provision in 2019. The Company will make matching contributions of 100% of employee contributions up to a maximum of $10,250. For the years ended December 31, 2023, 2022 and 2021, the expense related to the matching contributions was $0.9 million, $0.9 million and $0.7 million, respectively.

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

The Company recorded the initial $100.0 million payment as a liability on the consolidated balance sheet net of issuance costs. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time. As of December 31, 2023, royalty payments are not probable and estimable.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

For the years ended December 31, 2023, 2022, and 2021, no interest expense was recognized for the liability related to the sale of future royalties.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

We are a non-accelerated filer under the Exchange Act and not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, this Annual Report does not include an attestation report of our registered public accounting firm regarding the effectiveness of internal control over financial reporting as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2023, or the Proxy Statement, under the caption “Executive Officers” and “Board of Directors and Corporate Governance”, and is incorporated in this Annual Report on Form 10-K by reference.

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

(3) EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Kodiak Sciences Inc.	10-Q	001-38682	3.1	11/16/2018

3.2	Amended and Restated Bylaws of Kodiak Sciences Inc.	10-Q	001-38682	3.2	11/16/2018

4.1	Form of Common Stock Certificate	S-1/A	333-227237	4.1	9/24/2018

4.2	Investors’ Rights Agreement, dated September 8, 2015, as amended, by and among the registrant and the investors and founders named therein	S-1/A	333-227237	4.2	9/24/2018

4.5	Form of Class B Share Warrant	S-1/A	333-227237	4.5	9/7/2018

4.6	Description of Securities	10-K	001-38682	4.6	3/16/2020

4.7	Registration Rights Agreement, dated March 1, 2021, by and among the registrant and the investors named therein	10-K	001-38682	4.7	3/1/2021

10.1+	Form of Director and Officer Indemnification Agreement	S-1/A	333-227237	10.1	9/24/2018

10.2+	2009 Options and Profits Interest Plan	S-1	333-227237	10.2	9/7/2018

10.3+	2015 Share Incentive Plan	S-1	333-227237	10.3	9/7/2018

10.4+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2009 Option and Profits Interest Plan	S-1	333-227237	10.4	9/7/2018

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Share Incentive Plan	S-1	333-227237	10.5	9/7/2018

10.6+	2018 Equity Incentive Plan	S-1/A	333-227237	10.6	9/24/2018

10.7+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.7	9/24/2018

10.8+	Form of Notice of Restricted Stock Unit Grant and Terms and Conditions of Restricted Stock Unit Grant under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.8	9/24/2018

10.9+	2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.9	9/24/2018

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.10+	Form of Subscription Agreement under the 2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.10	9/24/2018

10.11+	Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Victor Perlroth	S-1/A	333-227237	10.11	9/24/2018

10.12+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and John Borgeson	S-1/A	333-227237	10.12	9/24/2018

10.13+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Hong Liang	S-1/A	333-227237	10.14	9/24/2018

10.14+	Executive Incentive Compensation Plan	S-1/A	333-227237	10.15	9/24/2018

10.15*+	Outside Director Compensation Policy	10-K	001-38682	10.16	3/1/2022

10.16	Funding Agreement, dated as of December 1, 2019, between Kodiak Sciences Inc., Kodiak Sciences GmbH and Baker Bros. Advisors, LP	8-K	001-38682	10.1	12/2/2019

10.17	Lease Agreement for 1200 Page Mill Road, Building 3, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020	10-Q	001-38682	10.1	8/10/2020

10.18	Lease Agreement for 1250 Page Mill Road, Building 4, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020	10-Q	001-38682	10.2	8/10/2020

10.19	Underwriting Agreement, dated as of November 17, 2020, by and among Kodiak Sciences Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Jefferies LLC and Evercore Group L.L.C.	8-K	001-38682	1.1	11/18/2020

10.20	Letter Agreement, dated July 22, 2021	8-K	001-38682	10.1	7/23/2021

10.2	2021 Long-Term Performance Incentive Plan	10-Q	001-38682	10.1	11/9/2021

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK SCIENCES INC.

Date: March 28, 2024	By:	/s/ Victor Perlroth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Victor Perlroth	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2024
Victor Perlroth, M.D.

/s/ John Borgeson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024
John Borgeson

/s/ Felix J. Baker	Director	March 28, 2024
Felix J. Baker, Ph.D.

/s/ Charles Bancroft	Director	March 28, 2024
Charles Bancroft

/s/ Bassil I. Dahiyat	Director	March 28, 2024
Bassil I. Dahiyat, Ph.D.

/s/ Richard S. Levy	Director	March 28, 2024
Richard S. Levy, M.D.

/s/ Robert A. Profusek	Director	March 28, 2024
Robert A. Profusek, J.D.

/s/ Taiyin Yang	Director	March 28, 2024
Taiyin Yang, Ph.D.