Form 10-Q
period 2024-03-31
Kodiak Sciences Inc.
filed 2024-05-15
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 52,534,947 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$245,919	$285,507
Prepaid expenses and other current assets	5,593	3,802
Total current assets	251,512	289,309
Restricted cash	6,184	6,324
Property and equipment, net	115,801	120,482
Operating lease right-of-use asset	52,561	54,541
Other assets	8,701	8,716
Total assets	$434,759	$479,372
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,485	$13,608
Accrued and other current liabilities	12,765	18,351
Operating lease liability	9,605	9,770
Total current liabilities	24,855	41,729
Operating lease liability, net of current portion	68,715	71,862
Liability related to sale of future royalties	100,000	100,000
Total liabilities	193,570	213,591
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at March 31, 2024 and December 31, 2023; 52,523,447 and 52,508,602 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	1,436,754	1,418,307
Accumulated deficit	(1,195,570)	(1,152,531)
Total stockholders’ equity	241,189	265,781
Total liabilities and stockholders’ equity	$434,759	$479,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$29,931	$56,520
General and administrative	16,124	18,095
Total operating expenses	46,055	74,615
Loss from operations	(46,055)	(74,615)
Interest income	3,353	3,617
Interest expense	—	(4)
Other income (expense), net	(337)	222
Net loss	$(43,039)	$(70,780)
Net loss per common share, basic and diluted	$(0.82)	$(1.35)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	52,510,460	52,337,603
Other comprehensive income (loss)
Change in unrealized gains (losses) related to available-for-sale debt securities, net of tax	—	1,211
Total other comprehensive income (loss)	—	1,211
Comprehensive loss	$(43,039)	$(69,569)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	52,508,602	$5	$1,418,307	$—	$(1,152,531)	$265,781
Issuance of common stock upon exercise of stock options	8,333	—	38	—	—	38
Issuance of common stock upon vesting of restricted stock units	6,512	—	—	—	—	—
Stock-based compensation expense	—	—	18,409	—	—	18,409
Net loss	—	—	—	—	(43,039)	(43,039)
Balances at March 31, 2024	52,523,447	5	1,436,754	—	(1,195,570)	241,189

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	52,333,850	$5	$1,329,509	$(1,307)	$(892,040)	$436,167
Issuance of common stock upon exercise of stock options	1,098	—	9	—	—	9
Issuance of common stock upon vesting of restricted stock units	9,793	—	—	—	—	—
Stock-based compensation expense	—	—	25,980	—	—	25,980
Other comprehensive income	—	—	—	1,211	—	1,211
Net loss	—	—	—		(70,780)	(70,780)
Balances at March 31, 2023	52,344,741	5	1,355,498	(96)	(962,820)	392,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(43,039)	$(70,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,703	3,810
Stock-based compensation	18,409	25,980
Net amortization (accretion) of premium (discount) on marketable securities	—	(518)
Settlement of derivative contracts	144	—
Amortization of operating lease right-of-use asset	1,943	1,846
Amortization of issuance costs	—	4
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,791)	2,326
Other assets	15	(12)
Accounts payable	(11,123)	(1,900)
Accrued and other current liabilities	(5,586)	(5,370)
Operating lease liability	(3,275)	(2,607)
Net cash provided by (used in) operating activities	(39,600)	(47,221)
Cash flows from investing activities
Purchase of property and equipment	(22)	(12,170)
Deposits on property and equipment	—	(77)
Purchase of marketable securities	—	(49,347)
Maturities of marketable securities	—	235,000
Settlement of derivative contracts	(144)	—
Net cash provided by (used in) investing activities	(166)	173,406
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	38	9
Principal payments of tenant improvement allowance payable	—	(12)
Net cash provided by (used in) financing activities	38	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(39,728)	126,182
Cash, cash equivalents and restricted cash, at beginning of period	291,831	196,757
Cash, cash equivalents and restricted cash, at end of period	$252,103	$322,939
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$245,919	$316,615
Restricted cash	6,184	6,324
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$252,103	$322,939

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$(49)	$1,473
Purchase of property and equipment under accounts payable and accruals	$—	$28,795

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

Liquidity

As of March 31, 2024, the Company had cash and cash equivalents of $245.9 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash and cash equivalents will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Quarterly Report on Form 10-Q.

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

These condensed consolidated financial statements have been prepared on a basis substantially consistent with, and should be read in conjunction with the audited financial statements for the year ended December 31, 2023 and notes thereto, including the Company’s critical accounting policies for accrued research and development, stock-based compensation, and impairment of long-lived assets, the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted from this report. The results of operations for any interim period are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period.

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and expenses during the reporting period. Such estimates include, but are not limited to, accrued research and development, stock-based compensation and impairment of long-lived assets. Actual results could differ from those estimates.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2024, are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below within the “Recent Accounting Pronouncements” section.

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

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued salaries and benefits	$5,681	$6,078
Accrued manufacturing and research & development costs	4,812	8,662
Accrued clinical trial and related costs	1,094	2,701
Accrued legal fees and professional fees	225	196
Accrued other liabilities	953	714
Total accrued and other current liabilities	$12,765	$18,351

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$235,575	$—	$—	$235,575
Total	$235,575	$—	$—	$235,575

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$274,466	$—	$—	$274,466
Total	$274,466	$—	$—	$274,466

As of March 31, 2024, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

5. Commitments and Contingencies

Leases

Palo Alto, California Leases

In June 2020, the Company entered into lease agreements for two buildings at 1200 and 1250 Page Mill Road in Palo Alto, California, which are now the Company’s U.S. corporate offices. The facilities are approximately 82,662 square feet and 72,812 square feet, respectively and include office and laboratory space. For 1200 Page Mill Road, the monthly rent during the initial 6.5-year term will be approximately $0.6 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $7.2 million. The Company has an option to extend the lease term for a period of 6.5 years. For 1250 Page Mill Road, the monthly rent during the initial 13-year term will be approximately $0.5 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $6.3 million. The Company has two options to extend the lease term for a period of 5 years each. The Company determined that the renewal options were not reasonably certain at lease inception for the two buildings. The Company executed a $10.9 million cash-collateralized letter of credit, which was subsequently reduced to $6.2 million as a result of meeting certain reduction requirements specified therein in 2020. The cash collateralizing the letter of credit is classified as restricted cash on the Company’s consolidated balance sheet. The Landlord will provide a tenant improvement allowance of approximately $1.2 million for 1200 Page Mill Road and $10.6 million for 1250 Page Mill Road. As of March 31, 2024, the Company utilized $10.6 million of the tenant improvement allowance for 1250 Page Mill Road. Under ASC 842, the Company classified these leases as operating leases and recorded right-of-use assets and lease liabilities on the lease commencement date.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Manufacturing Agreements

The Company has entered into service and equipment purchase agreements and manufacturing agreements in the normal course of business with various providers, pursuant to which such providers agreed to perform activities in connection with the manufacturing process of certain materials. These agreements, and any related amendments, state that planned activities and purchases that are included in the signed work orders are, in some cases, binding and, hence, obligate the Company to pay the full price of the work order upon satisfactory delivery of products and services or obligate the Company to the binding amount regardless of whether such planned activities are in fact performed. Per the terms of the agreements, the Company has the option to cancel signed orders at any time upon written notice, which may or may not be subject to payment of a cancellation fee. The level of cancellation fees may be dependent on the timing of the written notice in relation to the commencement date of the work, with the maximum cancellation amount dependent on the agreement or the work order.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Stock-Based Compensation

In January 2024 and 2023, the number of shares of common stock available for issuance under the 2018 Equity Incentive Plan (the "2018 Plan") was increased by approximately 2.1 million shares in each period, as a result of the automatic increase provision in the 2018 Plan.

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”), 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	17,601,466	$43.86	7.29	$933
Granted	—	—
Exercised	(8,333)	$4.54
Forfeited or canceled	(273,057)	$40.76
Outstanding at March 31, 2024	17,320,076	$43.93	6.94	$2,070

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	164,817	$49.87
Granted	—	—
Vested	(6,512)	$55.80
Canceled	(6,589)	$70.63
Unvested at March 31, 2024	151,716	$48.71

Stock-Based Compensation Expense

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$8,703	$14,700
General and administrative	9,706	11,280
Total stock-based compensation	$18,409	$25,980

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of March 31,
	2024	2023
Outstanding stock options	17,320,076	16,572,661
Unvested restricted shares	151,716	280,979
Total	17,471,792	16,853,640

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report and with our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 28, 2024. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled “Part II, Item 1A — Risk Factors” and elsewhere in this report.

Overview

Kodiak Sciences (“we,” the “Company” or "Kodiak") is a biopharmaceutical company committed to researching, developing, and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. We are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our ABC Platform™ uses molecular engineering to merge the fields of protein-based and chemistry-based therapies and has been at the core of Kodiak's discovery engine. We are developing a portfolio of three clinical programs, two of which are late-stage today and derived from our ABC Platform and one which is platform-independent and which we believe can progress rapidly into pivotal studies.

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

KSI-501 is our second investigational medicine, a first-in-class anti-IL-6, VEGF-trap bispecific antibody biopolymer conjugate designed to inhibit both IL-6 mediated inflammation and VEGF-mediated angiogenesis and vascular permeability. KSI-501 is being developed for the treatment of high prevalence retinal vascular diseases to address the unmet needs of extended durability and targeting multiple disease biologies for differentiated efficacy. Phase 1b data for KSI-501 was presented in February 2024, and the Phase 3 DAYBREAK study of KSI-501 in wet AMD is scheduled to be actively screening patients in mid-2024.

Additionally, Kodiak is developing a third product candidate, KSI-101, a novel anti-IL-6, VEGF-trap bispecific protein, the unconjugated protein portion of KSI-501. Kodiak intends to develop KSI-101 for the treatment of retinal inflammatory diseases, as currently there are no available intravitreal biologic therapies addressing the spectrum of inflammatory conditions of the retina.

Kodiak has expanded its early research pipeline of duet and triplet inhibitors that embed small molecules and other active pharmaceutical ingredients (“API”) in the biopolymer backbone to enable targeted, high drug-antibody ratio ("DAR") medicines. The diverse API’s are designed to be released over time to achieve targeted, multi-specific and tailored modulation of targeted biological pathways. The unique combination of high DAR and tailored therapeutic benefit offers potential for broad application to multifactorial ophthalmic and systemic diseases.

Recent Updates

•
Recent scientific presentations: We presented a breadth of data on our early- and late-phase retina pipeline at the Association for Research in Vision and Ophthalmology (ARVO) 2024 Annual Meeting. Our presentations included clinical and non-clinical data on our ABC Platform investigational medicines tarcocimab and KSI-501, and we highlighted progress on our duet and triplet platform including discovery and characterization of novel small molecules and biologics.
•
Tarcocimab pivotal program: We announced in the first quarter of 2024 that we intend to conduct two additional Phase 3 clinical studies with tarcocimab.

The Phase 3 GLOW2 study is a prospective, randomized, double-masked, multi-center pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab tedromer in treatment-naïve patients with diabetic retinopathy (DR). Patients are randomized 1:1 and receive tarcocimab via intravitreal injection at baseline, Week 4, Week 8, Week 20 and Week 44. The primary endpoint is the proportion of eyes improving ≥2 steps on Diabetic Retinopathy Severity Scale (DRSS) from baseline at Week 48. Additional outcome measures include the proportion of eyes developing a sight threatening complication of diabetic retinopathy and the proportion of eyes improving ≥3 steps on DRSS from baseline at Week 48.

The GLOW2 Phase 3 study in diabetic retinopathy (“DR”) has a similar design to the successful GLOW1 Phase 3 study with the benefit of an additional, third monthly loading dose (weeks 0, 4, and 8). We recently announced that the first patients were treated in the GLOW2 study and that our goal is to complete enrollment before the end of this year.

We also announced our intention to study tarcocimab as a second investigational arm in the KSI-501 Phase 3 DAYBREAK study to evaluate its durability, strengthen its competitive position in wet AMD and bolster its ex-US regulatory dossier. We are operationalizing towards DAYBREAK study activation in mid-2024.

Both GLOW2 and DAYBREAK will be run using our go-to-market formulation of tarcocimab, which we believe improves the manufacturability in a prefilled syringe and may also enhance the utility of the product.

•
Tarcocimab commercial scale manufacturing: We released tarcocimab drug product based on the go-to-market formulation in March 2024, which is ready for use in the GLOW2 and DAYBREAK Phase 3 studies.
•
KSI-501 clinical program: In the first quarter of 2024 we shared the Phase 1 study results of KSI-501 in patients with diabetic macular edema (“DME”) at the Angiogenesis, Exudation, and Degeneration 2024 Virtual Meeting. The Phase 1 study demonstrated that repeated monthly dosing of KSI-501 was safe and well tolerated and achieved clinically meaningful and sustained visual acuity gains and fluid reduction in patients.

We also announced our intention of advancing KSI-501 into the Phase 3 DAYBREAK study to evaluate its efficacy, durability, and safety in wet AMD. The DAYBREAK study is intended to be a non-inferiority study evaluating KSI-501 dosed every 4 to 24 weeks, compared to aflibercept. The study will use an enhanced formulation of KSI-501 informed from tarcocimab commercial manufacturing scale-up. We are on track for study activation in mid-2024.

•
KSI-101 clinical program: KSI-101 is a novel, potent and high-strength bispecific protein targeting IL-6 and VEGF. In the first quarter of 2024 we announced our intention to develop KSI-101 for patients who have retinal fluid and inflammation. With KSI-101, we are seeking to develop an intravitreal biologic therapy whose commercial opportunity sits outside of today’s anti-VEGF retina market. We have recently obtained supportive FDA feedback on the pivotal study program for KSI-101. Two pivotal clinical studies will be required, both with 16-week primary endpoints. We are on track to initiate enrollment for a dose-finding Phase 1b APEX study in June 2024 to evaluate the safety and tolerability and to identify two dose levels to progress into dual Phase 2b/3 studies (PEAK and PINNACLE) which we hope to initiate later in 2024.
•
KSI-501 and KSI-101 manufacturing: We have been progressing the manufacturing of KSI-501 and KSI-101 in preparation for their anticipated clinical studies. Clinical material for both KSI-501 (50 mg/mL strength in our enhanced formulation) and KSI-101 (100 mg/mL strength) have been successfully manufactured and released.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in fair value and settlement of derivative contracts and tax expense.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses
Research and development	$29,931	$56,520	$(26,589)
General and administrative	16,124	18,095	(1,971)
Loss from operations	(46,055)	(74,615)	28,560
Interest income	3,353	3,617	(264)
Interest expense	—	(4)	4
Other income (expense), net	(337)	222	(559)
Net loss	$(43,039)	$(70,780)	$27,741

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended March 31,		Change
	2024	2023	Dollar
Tarcocimab program expenses	$5,969	$26,176	$(20,207)
KSI-501 program expenses	2,221	783	1,438
ABC Platform and other program expenses	2,586	4,088	(1,502)
Payroll and personnel expenses	14,359	20,120	(5,761)
Facilities and other research and development expenses	4,796	5,353	(557)
Total research and development expenses	$29,931	$56,520	$(26,589)

Tarcocimab program expenses decreased $20.2 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily driven by reduced clinical activities for the tarcocimab development program, partially offset by increased expense related to the Ursus commercial scale manufacturing facility.

KSI-501 program expenses increased $1.4 million during the three months ended March 31, 2024 as compared to the same period in 2023, due to increased manufacturing activities in the current quarter.

ABC Platform and other program expenses decreased $1.5 million during the three months ended March 31, 2024 as compared to the same period in 2023, due to fewer biopolymer manufacturing activities in the current quarter.

Payroll and personnel expenses decreased $5.8 million during the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in payroll and personnel expenses was primarily driven by forfeitures related to stock-based compensation expense.

Facilities and other research and development expenses decreased $0.6 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to decreased expense related to our lease obligations as a result of currency fluctuations.

General and Administrative Expenses

General and administrative expenses decreased $2.0 million during the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was primarily driven by stock-based compensation expense.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes, warrants and the sale of royalties. As of March 31, 2024, we had cash and cash equivalents of $245.9 million. We believe that our current cash and cash equivalents will be sufficient to support our current and planned operations into 2026.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2024, we had net loss of $43.0 million, of which $18.4 million related to non-cash stock-based compensation expense. We expect to continue to incur additional losses in future periods. As of March 31, 2024, we had an accumulated deficit of $1,195.6 million. We believe that the cash and cash equivalents will be sufficient to meet our anticipated operating and capital expenditure requirements at least 12 months following the date of this Quarterly Report on Form 10-Q.

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

The significant uncertainties caused by any public health crises, the on-going geopolitical conflicts, inflation, rising interest rates, bank failures, on-going supply chain disruptions and volatile equity capital markets may also negatively impact our operations and capital resources. We and our key clinical and manufacturing partners have been able to continue to advance our operations, and we continue to monitor the impact of the aforementioned events on our ability to continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. One or more of these events may ultimately have a material adverse effect on our liquidity and operating plans.

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. See the section of this report titled “Part II, Item 1A — Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(39,600)	$(47,221)
Investing activities	(166)	173,406
Financing activities	38	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(39,728)	$126,182

Cash Flows from Operating Activities

Net cash used in operating activities was $39.6 million for the three months ended March 31, 2024, based on operational spend of $17.8 million and changes in operating assets and liabilities of $21.8 million.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Cash Requirements and Material Known Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024. There have been no material changes in our contractual obligations and commitments since December 31, 2023, except as otherwise described in Note 5 to our unaudited condensed consolidated financial statements included in this report.

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

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2024, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat high prevalence retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have conducted clinical trials, including Phase 3 pivotal clinical trials, of tarcocimab in patients with wet AMD, DME, DR and RVO. Certain of our trials did not meet their primary efficacy endpoints, and in July 2023 we announced a business decision to wind-down development of tarcocimab. Following additional positive results from other on-going tarcocimab clinical trials, we plan to resume the tarcocimab development program.

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

While a Phase 1 study of KSI-501 was conducted to evaluate the safety, tolerability and bioactivity of KSI-501 in DME, it may be years before a registrational-type trial is completed, if at all. We may in the future develop other product candidates, advance additional product candidates into clinical trials and terminate such trials prior to their completion. It will take additional investment and time for such programs to reach the same stage of development as tarcocimab and KSI-501.

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

Our most advanced product candidate, tarcocimab, is an anti-VEGF biologic that we have studied in wet AMD, DME, DR and RVO. KSI-501 is our investigational medicine and is a first-in-class bispecific antibody conjugate designed to inhibit two mechanisms implicated in retinal diseases: IL-6 and VEGF. There are some potential side effects associated with intravitreal anti-VEGF therapies such as intraocular hemorrhage, intraocular pressure elevation, retinal detachment, inflammation, vasculitis, artery occlusion or infection inside the eye, progression of cataract, and over-inhibition of VEGF, as well as the potential for potential systemic side effects such as heart attack, stroke, wound healing problems and high blood pressure. Recent trends in the development of anti-VEGF therapies have favored increased molar dosages, as compared to currently marketed treatments. To date these heightened dosages have not exhibited a safety profile significantly worse than that of current treatments, as attributable to molar dose. However, anti-VEGF product candidates featuring higher molar dosages, including tarcocimab and KSI-501 may heighten the risk of adverse effects associated with anti-VEGF treatments generally, both in the eye and in the rest of the body. There are risks inherent in the intravitreal injection procedure of drugs like tarcocimab and KSI-501 which can cause injury to the eye and other complications including conjunctival hemorrhage, punctate keratitis, eye pain, conjunctival hyperemia, intra-ocular inflammation and endophthalmitis. Any additional toxicology signal observed, be it real or perceived, may negatively impact perceptions of utilization of tarcocimab and KSI-501 in broader populations and impact clinical trial enrollment, regulatory approval and commercial success.

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

Even if we are successful in utilizing the Ursus facility, our manufacturing capabilities could be affected by cost-overruns, additional changes in our development plans, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business. Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act and Consolidated Appropriations Act of 2023, will remain in effect until 2032 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, effective January 1, 2024.

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

We currently rely on a third-party manufacturer, Lonza AG, for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials and for commercial supply of any product candidates that we may develop.

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

As of March 31, 2024, we had 107 employees. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have incurred net losses in each reporting period since our inception, including net losses of $43.0 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $1,195.6 million.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2022 to December 31, 2023 ranged from a low of $1.40 to a high of $9.48 and from January 1, 2024 to April 30, 2024, ranged from a low of $3.01 to a high of $7.45. As a result, shareholders may not be able to sell their common stock at or above the price that they paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

KODIAK SCIENCES INC.

Date: May 15, 2024	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)