Form 10-Q
period 2024-06-30
Kodiak Sciences Inc.
filed 2024-08-14
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 52,614,729 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our expectations regarding enhancements and benefits of new formulations of tarcocimab, KSI-501 and KSI-101 or other ABC Platform derived molecules;
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
•
Our prospects are heavily dependent on our tarcocimab, KSI-501 and KSI-101 product candidates, which are currently in clinical development for multiple indications.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$219,225	$285,507
Prepaid expenses and other current assets	5,403	3,802
Total current assets	224,628	289,309
Restricted cash	6,184	6,324
Property and equipment, net	111,334	120,482
Operating lease right-of-use asset	50,576	54,541
Other assets	8,856	8,716
Total assets	$401,578	$479,372
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,874	$13,608
Accrued and other current liabilities	9,441	18,351
Operating lease liability	9,888	9,770
Total current liabilities	21,203	41,729
Operating lease liability, net of current portion	65,869	71,862
Liability related to sale of future royalties	100,000	100,000
Total liabilities	187,072	213,591
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at June 30, 2024 and December 31, 2023; 52,614,729 and 52,508,602 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	1,455,188	1,418,307
Accumulated deficit	(1,240,687)	(1,152,531)
Total stockholders’ equity	214,506	265,781
Total liabilities and stockholders’ equity	$401,578	$479,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$32,514	$66,961	$62,445	$123,481
General and administrative	15,469	17,871	31,593	35,966
Total operating expenses	47,983	84,832	94,038	159,447
Loss from operations	(47,983)	(84,832)	(94,038)	(159,447)
Interest income	2,954	4,683	6,307	8,300
Interest expense	—	(4)	—	(8)
Other income (expense), net	(88)	(35)	(425)	187
Net loss	$(45,117)	$(80,188)	$(88,156)	$(150,968)
Net loss per common share, basic and diluted	$(0.86)	$(1.53)	$(1.68)	$(2.88)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	52,554,215	52,378,729	52,532,337	52,358,279
Other comprehensive income (loss)
Change in unrealized gains (losses) related to available-for-sale debt securities, net of tax	—	96	—	1,307
Total other comprehensive income (loss)	—	96	—	1,307
Comprehensive loss	$(45,117)	$(80,092)	$(88,156)	$(149,661)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	52,508,602	$5	$1,418,307	$—	$(1,152,531)	$265,781
Issuance of common stock upon exercise of stock options	8,333	—	38	—	—	38
Issuance of common stock upon vesting of restricted stock units	6,512	—	—	—	—	—
Stock-based compensation expense	—	—	18,409	—	—	18,409
Net loss	—	—	—	—	(43,039)	(43,039)
Balances at March 31, 2024	52,523,447	5	1,436,754	—	(1,195,570)	241,189
Issuance of common stock upon vesting of restricted stock units	64,476	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	26,806	—	59	—	—	59
Stock-based compensation expense	—	—	18,375	—	—	18,375
Net loss	—	—	—	—	(45,117)	(45,117)
Balances at June 30, 2024	52,614,729	$5	$1,455,188	$—	$(1,240,687)	$214,506

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	52,333,850	$5	$1,329,509	$(1,307)	$(892,040)	$436,167
Issuance of common stock upon exercise of stock options	1,098	—	9	—	—	9
Issuance of common stock upon vesting of restricted stock units	9,793	—	—	—	—	—
Stock-based compensation expense	—	—	25,980	—	—	25,980
Other comprehensive income	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	(70,780)	(70,780)
Balances at March 31, 2023	52,344,741	5	1,355,498	(96)	(962,820)	392,587
Issuance of common stock upon exercise of stock options	6,430	—	51	—	—	51
Issuance of common stock upon vesting of restricted stock units	76,152	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	25,840	—	131	—	—	131
Stock-based compensation expense	—	—	25,801	—	—	25,801
Other comprehensive loss	—	—	—	96	—	96
Net loss	—	—	—	—	(80,188)	(80,188)
Balances at June 30, 2023	52,453,163	$5	$1,381,481	$—	$(1,043,008)	$338,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(88,156)	$(150,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,399	8,568
Stock-based compensation	36,784	51,781
Net amortization (accretion) of premium (discount) on marketable securities	—	(846)
Settlement of derivative contracts	355	(314)
Amortization of operating lease right-of-use asset	3,928	3,745
Amortization of issuance costs	—	4
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,601)	3,964
Other assets	(140)	181
Accounts payable	(11,914)	3,549
Accrued and other current liabilities	(8,910)	(4,274)
Operating lease liability	(5,838)	(4,570)
Net cash provided by (used in) operating activities	(66,093)	(89,180)
Cash flows from investing activities
Purchase of property and equipment	(71)	(13,640)
Deposits on property and equipment	—	(77)
Purchase of marketable securities	—	(49,347)
Maturities of marketable securities	—	340,000
Settlement of derivative contracts	(355)	314
Net cash provided by (used in) investing activities	(426)	277,250
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	38	60
Proceeds from issuance of common stock pursuant to employee stock purchase plan	59	131
Principal payments of tenant improvement allowance payable	—	(24)
Net cash provided by (used in) financing activities	97	167
Net increase (decrease) in cash, cash equivalents and restricted cash	(66,422)	188,237
Cash, cash equivalents and restricted cash, at beginning of period	291,831	196,757
Cash, cash equivalents and restricted cash, at end of period	$225,409	$384,994
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$219,225	$378,670
Restricted cash	6,184	6,324
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$225,409	$384,994

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$(49)	$1,473
Purchase of property and equipment under accounts payable and accruals	$180	$27,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Kodiak Sciences Inc. (the “Company”) is a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. The Company devotes substantially all of its resources to the research and development of its product platforms and product candidates including activities to conduct clinical studies of its product candidates, manufacture product candidates and provide general and administrative support for these operations.

Liquidity

As of June 30, 2024, the Company had cash and cash equivalents of $219.2 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash and cash equivalents will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Quarterly Report on Form 10-Q.

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2024, are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below within the “Recent Accounting Pronouncements” section.

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

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued salaries and benefits	$3,936	$6,078
Accrued manufacturing and research & development costs	3,628	8,662
Accrued clinical trial and related costs	1,115	2,701
Accrued legal fees and professional fees	306	196
Accrued other liabilities	456	714
Total accrued and other current liabilities	$9,441	$18,351

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$215,146	$—	$—	$215,146
Total	$215,146	$—	$—	$215,146

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$274,466	$—	$—	$274,466
Total	$274,466	$—	$—	$274,466

As of June 30, 2024, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”), 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	17,601,466	$43.86	7.29	$933
Granted	718,500	$2.89
Exercised	(8,333)	$4.54
Forfeited or canceled	(591,514)	$33.30
Outstanding at June 30, 2024	17,720,119	$42.57	6.73	$594

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	164,817	$49.87
Granted	49,500	$3.16
Vested	(70,988)	$61.60
Canceled	(15,808)	$48.98
Unvested at June 30, 2024	127,521	$25.32

Stock-Based Compensation Expense

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$8,938	$14,660	$17,641	$29,360
General and administrative	9,437	11,141	19,143	22,421
Total stock-based compensation	$18,375	$25,801	$36,784	$51,781

7. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of June 30,
	2024	2023
Outstanding stock options	17,720,119	19,743,781
Unvested restricted shares	127,521	212,977
Total	17,847,640	19,956,758

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

Kodiak's lead investigational medicine, tarcocimab, is a novel anti-VEGF antibody biopolymer conjugate under development for the treatment of high prevalence retinal vascular diseases including diabetic retinopathy, the leading cause of blindness in working-age patients in the developed world, and wet age-related macular degeneration, the leading cause of blindness in elderly patients in the developed world. Tarcocimab is currently being studied in two Phase 3 clinical trials, GLOW2 in patients with diabetic retinopathy and DAYBREAK in patients with wet AMD. Both studies are actively enrolling patients.

KSI-501 is our second investigational medicine, a first-in-class anti-IL-6, VEGF-trap bispecific antibody biopolymer conjugate designed to inhibit both IL-6 mediated inflammation and VEGF-mediated angiogenesis and vascular permeability. KSI-501 is being developed for the treatment of high prevalence retinal vascular diseases to address the unmet needs of extended durability and targeting multiple disease biologies for differentiated efficacy. Phase 1b data for KSI-501 was presented in February 2024, and the Phase 3 DAYBREAK study of KSI-501 in wet AMD is actively enrolling patients.

KSI-101, our third product candidate, is a novel anti-IL-6, VEGF-trap bispecific protein, the unconjugated protein portion of KSI-501. Kodiak is developing KSI-101 for the treatment of retinal inflammatory diseases, as currently there are no available intravitreal biologic therapies addressing the spectrum of inflammatory conditions of the retina. The Phase 1b APEX study of KSI-101 is actively enrolling patients.

Kodiak has expanded its early research pipeline of duet and triplet inhibitors that embed small molecules and other active pharmaceutical ingredients (“APIs”) in the biopolymer backbone to enable high drug-antibody ratio ("DAR") medicines. The diverse APIs are designed to be released over time to achieve targeted, multi-specific and tailored modulation of biological pathways. The unique combination of high DAR and tailored therapeutic benefit offers potential for broad application to multifactorial ophthalmic and systemic diseases.

Recent Updates

•
New leadership appointments: We strengthened our executive team with the appointment of leaders from both outside and inside our organization in the second quarter of 2024.
o
Kodiak welcomed Dolly Chang, M.D., M.P.H., Ph.D. as Chief Scientific Officer. Dr. Chang joins Kodiak from Genentech, where she held positions of increasing responsibility and directed the early-stage research and clinical ophthalmology pipeline
o
Almas Qudrat, M.Sc., was appointed Chief Quality Officer, in recognition of Kodiak’s increasing commercial-facing manufacturing activities
o
Wayne To, M.Phil., was appointed Chief Technology Officer to oversee the maturation of our biopolymer derived triplets platform
o
Pablo Velazquez-Martin, M.D., was appointed Chief Medical Officer, in recognition of Kodiak’s increasing BLA-facing clinical activities

•
Tarcocimab pivotal program: We previously announced that first patients were treated in the GLOW2 Phase 3 study of tarcocimab in diabetic retinopathy (“DR”).

The Phase 3 GLOW2 study is a prospective, randomized, double-masked, multi-center pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab tedromer in treatment-naïve patients with DR. Patients are randomized 1:1 to receive either sham injections or tarcocimab via intravitreal injection at baseline, Week 4, Week 8, Week 20 and Week 44. The primary endpoint is the proportion of eyes improving ≥2 steps on Diabetic Retinopathy Severity Scale (“DRSS”) from baseline at Week 48. Additional outcome measures include the proportion of eyes developing a sight threatening complication of diabetic retinopathy and the proportion of eyes improving ≥3 steps on DRSS from baseline at Week 48.

GLOW2 is the second Phase 3 study of tarcocimab in DR in which all patients randomized to investigational therapy will receive tarcocimab on extended, 6-month dosing. The GLOW2 study design mirrors that of the successful GLOW1 Phase 3 study with the benefit of an additional, third monthly loading dose (weeks 0, 4, and 8). We completed site activations for GLOW2 in the second quarter. Accelerated patient screenings and randomizations are ongoing. If successful, GLOW2 could serve as one of the two successful pivotal studies in one foundational indication, diabetic retinopathy, to support the marketing authorization application for tarcocimab.

We also announced our intention to study tarcocimab as a second investigational arm in the Phase 3 DAYBREAK study to assess its 6-month durability potential, strengthen its competitive position in wet AMD and bolster its regulatory application package. Treatment-naïve wet AMD patients randomized to tarcocimab will receive individualized dosing every 4 to 24 weeks on an as needed basis following four monthly loading doses. Patients randomized to aflibercept will be dosed per its label.

Both GLOW2 and DAYBREAK are being run using tarcocimab’s enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance durability and immediacy. The product vision for tarcocimab in wet AMD is a drug that can be used in any wet AMD patient whether they be in the loading (immediacy) phase or in the maintenance (durability) phase.

Following submission of the study protocol to the FDA in the first quarter of 2024, we began to operationalize the study including site selection in the second quarter of this year.

The DAYBREAK Phase 3 study is now actively enrolling patients.

•
KSI-501 clinical program: We completed the Phase 1 study of KSI-501 in patients with diabetic macular edema (“DME”) in the first quarter of 2024 and shared the study results at the Angiogenesis, Exudation, and Degeneration 2024 Virtual Meeting. The results of the Phase 1 study demonstrated that repeated monthly dosing of KSI-501 was safe and well tolerated and achieved clinically meaningful and sustained visual acuity gains and fluid reductions in patients with diabetic macular edema.

We announced in the second quarter of 2024 that we intend to advance KSI-501 into the Phase 3 DAYBREAK study to evaluate its efficacy and safety in wet AMD. The DAYBREAK study is a non-inferiority study including parallel investigational arms of KSI-501 and tarcocimab against active comparator aflibercept. Patients randomized to KSI-501 will receive fixed every 8-week dosing with additional individualized dosing (up to monthly dosing) on an as needed basis after four monthly loading doses. Patients randomized to aflibercept will be dosed per its label.

DAYBREAK will use KSI-501’s enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance durability and immediacy. The objective for KSI-501 in DAYBREAK is to explore the efficacy potential of potent dual inhibition of VEGF and IL-6 in a broad treatment-naïve wet AMD population. In preclinical models, KSI-501 was shown to be a potent inhibitor of VEGF and IL-6 and, further, was shown to normalize the blood retinal barrier opening the possibility that KSI-501 may be a disease-modifying therapy for retinal vascular diseases.

The DAYBREAK Phase 3 study is now actively enrolling patients.

•
KSI-101 clinical program: KSI-101 is a novel, potent and high-strength (100 mg/mL) bispecific protein targeting IL-6 and VEGF. With KSI-101, we are seeking to develop an intravitreal biologic therapy whose commercial opportunity sits outside of today’s anti-VEGF retinal vascular disease market.

We held a pre-IND meeting with the FDA in the second quarter of 2024, followed by the IND submission, including the protocol for the Phase 1b APEX study. The APEX study will evaluate KSI-101 in two new cohorts. Cohort 1 is investigating KSI-101 in patients with DME. Cohort 2 is investigating KSI-101 in patients with macular edema secondary to inflammation (“MESI”). The goal of the APEX study is to evaluate the safety and tolerability of KSI-101 and to identify two dose levels to progress into dual Phase 2b/3 studies (PEAK and PINNACLE) in MESI.

The APEX study is now actively enrolling patients.

•
ABC Platform evolution: We are working to expand our early research pipeline of duets and triplets built from our modular ABC Platform that embeds diverse active pharmaceutical ingredients (“API”) including small molecules, proteins, peptides, macrocycles, and oligonucleotides in the biopolymer backbone to enable high drug antibody ratio (“DAR”) medicines with targeted, multi-specific, tailored modulation of biological pathways for ophthalmic and systemic diseases.
•
Recent scientific presentations:

At the Association for Research in Vision and Ophthalmology (“ARVO”) 2024 Annual Meeting, we presented a breadth of data on our early- and late-phase retina pipeline. Our presentations included clinical and non-clinical data on our ABC Platform investigational medicines tarcocimab and KSI-501, and we highlighted progress on our duet and triplet platform including discovery and characterization of novel small molecules and biologics.

At the Clinical Trials at the Summit 2024 meeting in the second quarter, we presented on Kodiak’s tarcocimab, KSI-501 and KSI-101 programs as well as on the ABC Platform. The presentations highlighted the scientific rationale underlying our ABC Platform medicines, both their ocular durability and, with our new enhanced formulations, the ability to balance both conjugated and unconjugated forms to optimize for durability without compromising immediacy of effect.

•
A focus on science: We have launched a new web page called Scientific Presentations under Our Science on kodiak.com. The new page aggregates scientific presentations and posters we have presented on our preclinical, non-clinical and clinical data at various scientific meetings since 2018 in an easily searchable format. This new web page is intended to serve as a user-friendly tool to help communicate our science.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in fair value and settlement of derivative contracts and tax expense.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Operating expenses
Research and development	$32,514	$66,961	$(34,447)	$62,445	$123,481	$(61,036)
General and administrative	15,469	17,871	(2,402)	31,593	35,966	(4,373)
Loss from operations	(47,983)	(84,832)	36,849	(94,038)	(159,447)	65,409
Interest income	2,954	4,683	(1,729)	6,307	8,300	(1,993)
Interest expense	—	(4)	4	—	(8)	8
Other income (expense), net	(88)	(35)	(53)	(425)	187	(612)
Net loss	$(45,117)	$(80,188)	$35,071	$(88,156)	$(150,968)	$62,812

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Tarcocimab program expenses	$9,157	$34,620	$(25,463)	$15,126	$60,796	$(45,670)
KSI-501 and KSI-101 program expenses	1,080	961	119	3,301	1,744	1,557
ABC Platform and other program expenses	3,115	5,101	(1,986)	5,701	9,189	(3,488)
Payroll and personnel expenses	14,492	20,063	(5,571)	28,851	40,183	(11,332)
Facilities and other research and development expenses	4,670	6,216	(1,546)	9,466	11,569	(2,103)
Total research and development expenses	$32,514	$66,961	$(34,447)	$62,445	$123,481	$(61,036)

Tarcocimab program expenses decreased $25.5 million and $45.7 million during the three and six months ended June 30, 2024 as compared to the same periods in 2023, primarily driven by reduced manufacturing and clinical activities for the tarcocimab development program.

KSI-501 and KSI-101 program expenses increased $0.1 million and $1.6 million during the three and six months ended June 30, 2024 as compared to the same periods in 2023, due to increased manufacturing activities, offset by decreased clinical costs from the completion of the Phase 1 clinical study of KSI-501.

ABC Platform and other program expenses decreased $2.0 million and $3.5 million during the three and six months ended June 30, 2024 as compared to the same periods in 2023, due to fewer biopolymer manufacturing runs in the current period.

Payroll and personnel expenses decreased $5.6 million and $11.3 million during the three and six months ended June 30, 2024 as compared to the same periods in 2023. The decrease in payroll and personnel expenses was primarily driven by forfeitures related to stock-based compensation expense.

Facilities and other research and development expenses decreased $1.5 million and $2.1 million during the three and six months ended June 30, 2024 as compared to the same periods in 2023, primarily driven by reduced costs for digital transformation activities as well as currency fluctuations in the revaluation of our lease and capital obligations.

General and Administrative Expenses

General and administrative expenses decreased $2.4 million and $4.4 million during the three and six months ended June 30, 2024 as compared to the same periods in 2023. The decrease was primarily driven by stock-based compensation expense related to previously issued awards becoming fully vested in prior periods.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, convertible notes, warrants and the sale of royalties. As of June 30, 2024, we had cash and cash equivalents of $219.2 million. We believe that our current cash and cash equivalents will be sufficient to support our current and planned operations into 2026.

Future Funding Requirements

We have incurred net losses since our inception. For the three and six months ended June 30, 2024, we had net loss of $45.1 million and $88.2 million, of which $18.4 million and $36.8 million related to non-cash stock-based compensation expense, respectively. We expect to continue to incur additional losses in future periods. As of June 30, 2024, we had an accumulated deficit of $1,240.7 million. We believe that the cash and cash equivalents will be sufficient to meet our anticipated operating and capital expenditure requirements at least 12 months following the date of this Quarterly Report on Form 10-Q.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(66,093)	$(89,180)
Investing activities	(426)	277,250
Financing activities	97	167
Net increase (decrease) in cash, cash equivalents and restricted cash	$(66,422)	$188,237

Cash Flows from Operating Activities

Net cash used in operating activities was $66.1 million for the six months ended June 30, 2024, based on operational spend of $37.7 million and changes in operating assets and liabilities of $28.4 million.

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

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2024, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. As of the date of this report, there are no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including the section of this report titled “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed financial statements and notes thereto. The occurrence of any events described in the following risk factors and the risks described elsewhere in this report could harm our business, operating results, financial condition, and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements that we have made in this report and those may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to, the similarly titled risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K, filed with the SEC on March 28, 2024.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are in the clinical stage of drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.*

We are a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have conducted clinical trials, including Phase 3 pivotal clinical trials, of tarcocimab in patients with wet AMD, DME, DR and RVO. In May 2024, we dosed the first patients in the Phase 3 GLOW2 study of tarcocimab in patients with DR. We have initiated an additional Phase 3 clinical trial of tarcocimab and KSI-501 in wet AMD and a Phase 1b trial in patients who have retinal fluid and inflammation.

To date, we have not obtained marketing approval for any of our product candidates, including tarcocimab, KSI-501 or KSI-101, manufactured a commercial scale product, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

Our prospects are heavily dependent on our tarcocimab, KSI-501 and KSI-101 product candidates, which are currently in clinical development for multiple indications.*

Our prospects will be heavily dependent on our tarcocimab, KSI-501 and KSI-101 product candidates and the results of planned or pending clinical studies. We cannot be certain that our product candidates will be successful in any of the planned or pending clinical trials.

Our previous clinical trial results are not necessarily predictive of the results of our on-going or future discovery programs or any future preclinical or clinical studies. Our ability to demonstrate efficacy, safety and clinical durability in pivotal studies may be affected by the patient populations sampled and the design of our pivotal studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in previous clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported or unobserved adverse events as more patients are treated and followed for longer periods of time.

For example, in our Phase 2b/3 DAZZLE clinical trial evaluating the efficacy, durability and safety of tarcocimab in treatment-naïve subjects with neovascular wet AMD and in our Phase 3 GLEAM and GLIMMER studies, tarcocimab did not meet the primary efficacy endpoint of showing non-inferior visual acuity gains.

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

We have conducted a Phase 1 study of KSI-501 to evaluate the safety, tolerability and bioactivity of KSI-501 in DME. Although we have begun enrolling patients in the Phase 3 DAYBREAK study for patients with wet AMD, it could take years before a registrational-type trial is completed, if at all. In addition, we have initiated a dose-finding Phase 1b APEX study in 2024 and may initiate dual Phase 2b/3 studies, PEAK and PINNACLE, in late 2024. We may in the future develop other product candidates, advance additional product candidates into clinical trials and terminate such trials prior to their completion. It will take additional investment and time for such programs to reach the same stage of development as tarcocimab, KSI-501 and KSI-101.

Our plan for the development of tarcocimab may be unsuccessful.*

We resumed further development of tarcocimab in November 2023 following the outcomes of two other trials that were then underway. While we have previous trials with favorable results and we have since resumed development of tarcocimab, further development of tarcocimab may ultimately not be successful. In connection with our development program, we developed an enhanced, commercial formulation of tarcocimab. While the FDA has advised that the additional clinical studies to be conducted with the revised formulation should be sufficient to bridge the former material to the go-to-market material, we cannot be sure that the FDA, EMA or comparable foreign regulatory authorities would agree or accept our planned BLA even if our planned additional trial is successful.

The failure of pivotal studies of tarcocimab to meet their primary efficacy endpoints may lead us to pause, change or discontinue development of other product candidates based on our ABC Platform.*

In July 2023, we announced that two of our pivotal Phase 3 clinical trials of tarcocimab did not meet their primary efficacy endpoints and, as a result, we paused further development of tarcocimab pending review of data from the BEACON study in patients with macular edema due to RVO and the GLOW1 study patients with diabetic retinopathy. Although we resumed the development of tarcocimab in November 2023, we may again determine to discontinue development of tarcocimab or our ABC Platform or other product candidates using our ABC Platform based on future information or trials results, which could prevent us from, or significantly delay, achieving profitability and could result in disruptions to our business including potential impairment charges, restructuring costs, or costs that are greater than expected.

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

We may encounter substantial delays in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.*

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND application or a clinical trial application, or CTA, will result in the FDA, European Medicines Agency, or EMA, or any other regulatory authority as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

Our most advanced product candidate, tarcocimab, is an anti-VEGF biologic that we have studied in wet AMD, DME, DR and RVO. Our KSI-501 product candidate is a first-in-class bispecific antibody conjugate designed to inhibit two mechanisms implicated in retinal diseases: IL-6 and VEGF. Our KSI-101 product candidate is the unconjugated protein portion of KSI-501 and is a novel bispecific protein targeting IL-6 and VEGF. There are some potential side effects associated with intravitreal anti-VEGF therapies such as intraocular hemorrhage, intraocular pressure elevation, retinal detachment, inflammation, vasculitis, artery occlusion or infection inside the eye, progression of cataract, and over-inhibition of VEGF, as well as the potential for potential systemic side effects such as heart attack, stroke, wound healing problems and high blood pressure. Recent trends in the development of anti-VEGF therapies have favored increased molar dosages, as compared to currently marketed treatments. To date these heightened dosages have not exhibited a safety profile significantly worse than that of current treatments, as attributable to molar dose. However, anti-VEGF product candidates featuring higher molar dosages, including tarcocimab, KSI-501 and KSI-101 may heighten the risk of adverse effects associated with anti-VEGF treatments generally, both in the eye and in the rest of the body. There are risks inherent in the intravitreal injection procedure of drugs like tarcocimab, KSI-501 and KSI-101 which can cause injury to the eye and other complications including conjunctival hemorrhage, punctate keratitis, eye pain, conjunctival hyperemia, intra-ocular inflammation and endophthalmitis. Any additional toxicology signal observed, be it real or perceived, may negatively impact perceptions of utilization of tarcocimab, KSI-501 and KSI-101 in broader populations and impact clinical trial enrollment, regulatory approval and commercial success.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety, efficacy or durability results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Product candidates in later stages of clinical trials may fail to show the desired safety, efficacy and durability profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. For example, in our Phase 2b/3 DAZZLE clinical trial evaluating the efficacy, durability and safety of tarcocimab in treatment-naïve subjects with neovascular wet AMD and in our Phase 3 GLEAM and GLIMMER studies, tarcocimab did not meet the primary efficacy endpoint of showing non-inferior visual acuity gains. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal diseases for which we have product candidates. Certain of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD, DME, DR and RVO. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to educate these parties on the benefits of switching to any product candidates developed by us. Companies that we are aware are developing and/or commercializing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer and Regeneron, AbbVie, Boehringer Ingelheim, Amgen, Johnson & Johnson, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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

We rely on third parties for raw materials needed for manufacturing our product candidates. We may not be able to obtain adequate amounts in the future. These challenges are magnified by the international nature of our supply chain, which, for tarcocimab, KSI-501 and KSI-101, requires drug substance and drug product sourced from single source suppliers from China, Japan, the United Kingdom, the United States and Switzerland.

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

The development program and timeline of tarcocimab may impact our ability to use the Ursus facility as intended, which could result in an excess of capital expenditures.*

In August 2020, we, together with our wholly owned subsidiary Kodiak Sciences GmbH, entered into a manufacturing agreement with Lonza Ltd for the clinical and commercial supply of the Company’s antibody biopolymer conjugate drug substance, which included a custom-built manufacturing facility for the potential clinical and commercial supply of tarcocimab, or the Ursus facility. The development plan for tarcocimab, and any further changes thereto, as well as the timeline and success of tarcocimab, may impact our ability to fully utilize the Ursus facility. We may not realize any benefit from the capital expenditures to date, and we may incur substantial additional expenses and capital expenditures to repurpose the Ursus facility for our other product candidates or for use by third parties, any of which may negatively impact our operating results and financial condition.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. Payment within these late fee windows may be employed in order to simplify the payment of these fees generally. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, while not relevant for tarcocimab, KSI-501 and KSI-101, if we rely on a different product, its development could involve the use of government funds, which can require additional compliance aspects to make certain all rights are transferred to or remain with us.

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

As of June 30, 2024, we had 111 employees. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have incurred net losses in each reporting period since our inception, including net losses of $88.2 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $1,240.7 million.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2022 to December 31, 2023 ranged from a low of $1.40 to a high of $9.48 and from January 1, 2024 to July 31, 2024, ranged from a low of $2.20 to a high of $7.45. As a result, shareholders may not be able to sell their common stock at or above the price that they paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

KODIAK SCIENCES INC.

Date: August 14, 2024	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)