Form 10-Q
period 2024-09-30
Kodiak Sciences Inc.
filed 2024-11-14
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 52,623,774 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Our plan for the development of tarcocimab, KSI-501 or KSI-101 may be unsuccessful.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$197,864	$285,507
Prepaid expenses and other current assets	4,629	3,802
Total current assets	202,493	289,309
Restricted cash	6,184	6,324
Property and equipment, net	106,688	120,482
Operating lease right-of-use asset	48,564	54,541
Other assets	8,740	8,716
Total assets	$372,669	$479,372
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,292	$13,608
Accrued and other current liabilities	10,572	18,351
Operating lease liability	10,196	9,770
Total current liabilities	24,060	41,729
Operating lease liability, net of current portion	63,239	71,862
Liability related to sale of future royalties	100,000	100,000
Total liabilities	187,299	213,591
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at September 30, 2024 and December 31, 2023; 52,623,087 and 52,508,602 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	1,469,998	1,418,307
Accumulated deficit	(1,284,633)	(1,152,531)
Total stockholders’ equity	185,370	265,781
Total liabilities and stockholders’ equity	$372,669	$479,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$31,878	$36,188	$94,323	$159,669
General and administrative	14,754	18,312	46,347	54,278
Total operating expenses	46,632	54,500	140,670	213,947
Loss from operations	(46,632)	(54,500)	(140,670)	(213,947)
Interest income	2,711	4,536	9,018	12,836
Interest expense	—	(5)	—	(13)
Other income (expense), net	(25)	(38)	(450)	149
Net loss	$(43,946)	$(50,007)	$(132,102)	$(200,975)
Net loss per common share, basic and diluted	$(0.84)	$(0.95)	$(2.51)	$(3.84)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	52,616,183	52,455,620	52,560,489	52,391,083
Other comprehensive income (loss)
Change in unrealized gains (losses) related to available-for-sale debt securities, net of tax	—	—	—	1,307
Total other comprehensive income (loss)	—	—	—	1,307
Comprehensive loss	$(43,946)	$(50,007)	$(132,102)	$(199,668)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	52,508,602	$5	$1,418,307	$—	$(1,152,531)	$265,781
Issuance of common stock upon exercise of stock options	8,333	—	38	—	—	38
Issuance of common stock upon vesting of restricted stock units	6,512	—	—	—	—	—
Stock-based compensation expense	—	—	18,409	—	—	18,409
Net loss	—	—	—	—	(43,039)	(43,039)
Balances at March 31, 2024	52,523,447	5	1,436,754	—	(1,195,570)	241,189
Issuance of common stock upon vesting of restricted stock units	64,476	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	26,806	—	59	—	—	59
Stock-based compensation expense	—	—	18,375	—	—	18,375
Net loss	—	—	—	—	(45,117)	(45,117)
Balances at June 30, 2024	52,614,729	5	1,455,188	—	(1,240,687)	214,506
Issuance of common stock upon vesting of restricted stock units	8,358	—	—	—	—	—
Stock-based compensation expense	—	—	14,810	—	—	14,810
Net loss	—	—	—	—	(43,946)	(43,946)
Balances at September 30, 2024	52,623,087	$5	$1,469,998	$—	$(1,284,633)	$185,370

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	52,333,850	$5	$1,329,509	$(1,307)	$(892,040)	$436,167
Issuance of common stock upon exercise of stock options	1,098	—	9	—	—	9
Issuance of common stock upon vesting of restricted stock units	9,793	—	—	—	—	—
Stock-based compensation expense	—	—	25,980	—	—	25,980
Other comprehensive income	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	(70,780)	(70,780)
Balances at March 31, 2023	52,344,741	5	1,355,498	(96)	(962,820)	392,587
Issuance of common stock upon exercise of stock options	6,430	—	51	—	—	51
Issuance of common stock upon vesting of restricted stock units	76,152	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	25,840	—	131	—	—	131
Stock-based compensation expense	—	—	25,801	—	—	25,801
Other comprehensive income	—	—	—	96	—	96
Net loss	—	—	—	—	(80,188)	(80,188)
Balances at June 30, 2023	52,453,163	5	1,381,481	—	(1,043,008)	338,478
Issuance of common stock upon vesting of restricted stock units	14,128	—	—	—	—	—
Stock-based compensation expense	—	—	13,946	—	—	13,946
Net loss	—	—	—	—	(50,007)	(50,007)
Balances at September 30, 2023	52,467,291	$5	$1,395,427	$—	$(1,093,015)	$302,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(132,102)	$(200,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,084	13,572
Stock-based compensation	51,594	65,727
Net amortization (accretion) of premium (discount) on marketable securities	—	(846)
Settlement of derivative contracts	355	(314)
Amortization of operating lease right-of-use asset	5,940	5,711
Amortization of issuance costs	—	4
Changes in assets and liabilities:
Prepaid expenses and other current assets	(827)	6,994
Other assets	(24)	410
Accounts payable	(10,330)	3,114
Accrued and other current liabilities	(7,779)	(8,263)
Operating lease liability	(8,160)	(7,078)
Net cash provided by (used in) operating activities	(87,249)	(121,944)
Cash flows from investing activities
Purchase of property and equipment	(251)	(13,866)
Deposits on property and equipment	(25)	(77)
Purchase of marketable securities	—	(49,347)
Maturities of marketable securities	—	340,000
Settlement of derivative contracts	(355)	314
Net cash provided by (used in) investing activities	(631)	277,024
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	38	60
Proceeds from issuance of common stock pursuant to employee stock purchase plan	59	131
Principal payments of tenant improvement allowance payable	—	(36)
Net cash provided by (used in) financing activities	97	155
Net increase (decrease) in cash, cash equivalents and restricted cash	(87,783)	155,235
Cash, cash equivalents and restricted cash, at beginning of period	291,831	196,757
Cash, cash equivalents and restricted cash, at end of period	$204,048	$351,992
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$197,864	$345,668
Restricted cash	6,184	6,324
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$204,048	$351,992

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$(49)	$2,668
Purchase of property and equipment under accounts payable and accruals	$14	$27,465

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

Liquidity

As of September 30, 2024, the Company had cash and cash equivalents of $197.9 million. Although the Company has incurred significant operating losses since inception and expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, the Company believes that the cash and cash equivalents will be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Quarterly Report on Form 10-Q.

The Company plans to raise additional funding based on the status of its clinical trials and projected cash flows. While the Company has been able to raise multiple rounds of financing, there can be no assurance that such financing will be available on terms which are favorable or at all.

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2024, are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below within the “Recent Accounting Pronouncements” section.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued salaries and benefits	$5,037	$6,078
Accrued manufacturing and research & development costs	2,626	8,662
Accrued clinical trial and related costs	2,137	2,701
Accrued legal fees and professional fees	429	196
Accrued other liabilities	343	714
Total accrued and other current liabilities	$10,572	$18,351

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$194,728	$—	$—	$194,728
Total	$194,728	$—	$—	$194,728

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$274,466	$—	$—	$274,466
Total	$274,466	$—	$—	$274,466

As of September 30, 2024, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

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

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”), 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	17,601,466	$43.86	7.29	$933
Granted	4,173,150	$2.56
Exercised	(8,333)	$4.54
Forfeited or canceled	(1,105,760)	$31.29
Outstanding at September 30, 2024	20,660,523	$36.21	7.10	$1,190

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	164,817	$49.87
Granted	64,200	$3.02
Vested	(79,346)	$60.15
Canceled	(27,322)	$44.73
Unvested at September 30, 2024	122,349	$19.77

Stock-Based Compensation Expense

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$6,295	$2,733	$23,936	$32,093
General and administrative	8,515	11,213	27,658	33,634
Total stock-based compensation	$14,810	$13,946	$51,594	$65,727

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of September 30,
	2024	2023
Outstanding stock options	20,660,523	18,629,117
Unvested restricted shares	122,349	186,267
Total	20,782,872	18,815,384

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

Overview

Kodiak Sciences (“we”, the “Company” or “Kodiak”) is a biopharmaceutical company committed to researching, developing, and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. We are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our ABC Platform™ uses molecular engineering to merge the fields of protein-based and chemistry-based therapies and has been at the core of Kodiak's discovery engine. We are developing a portfolio of three clinical programs, two of which are late-stage today and derived from our ABC Platform and one which is platform-independent and which we believe can progress rapidly into pivotal studies.

Kodiak's lead investigational medicine, tarcocimab, is a novel anti-VEGF antibody biopolymer conjugate under development for the treatment of high prevalence retinal vascular diseases. Tarcocimab is currently being studied in two Phase 3 clinical trials, GLOW2 in patients with diabetic retinopathy and DAYBREAK in patients with wet AMD. Both studies are actively enrolling patients.

KSI-501 is our second investigational medicine, a first-in-class anti-IL-6, VEGF-trap bispecific antibody biopolymer conjugate designed to inhibit both IL-6 mediated inflammation and VEGF-mediated angiogenesis and vascular permeability. KSI-501 is being developed for the treatment of high prevalence retinal vascular diseases to address the unmet needs of extended durability and targeting disease biology beyond VEGF for differentiated efficacy. The Phase 3 DAYBREAK study of KSI-501 in wet AMD is actively enrolling patients.

KSI-101, our third product candidate, is a novel anti-IL-6, VEGF-trap bispecific protein. Kodiak is developing KSI-101 for the treatment of retinal inflammatory diseases, as currently there are no available intravitreal biologic therapies addressing the spectrum of inflammatory conditions of the retina. The Phase 1b APEX study of KSI-101 is actively enrolling patients, as a precursor to activating the Phase 2b/3 PEAK and PINNACLE studies in patients with macular edema secondary to inflammation (“MESI”).

Kodiak is advancing its platform technology to embed small molecules and other active pharmaceutical ingredients ("APIs") into Kodiak's proprietary biopolymer backbone to enable high drug-antibody-ratio ("DAR") medicines. The diverse APIs are designed to be released over time to achieve targeted, multi-specific and tailored modulation of biological pathways. The unique combination of high DAR and tailored therapeutic benefit offers potential for broad application to multifactorial diseases and builds directly from our Antibody Biopolymer Conjugate technology and its 15 years of design, development and manufacturing experience. We call this platform extension our Antibody Biopolymer Conjugate Drug (“ABCD”) Platform because we are extending our platform capabilities to include the conjugation of small molecule drugs whereas historically we conjugated biologics such as antibodies.

Recent Updates

•
Investor R&D Day: We hosted an Investor R&D Day with financial analysts and institutional investors on September 23, 2024, in New York City, with a webcast available for virtual attendees. The event featured presentations and roundtable discussions on Kodiak’s science of durability, including (i) first-time presentation of human ocular half-life data of tarcocimab, (ii) science of the enhanced formulation for the Antibody Biopolymer Conjugate (“ABC”) Platform, including how the enhanced formulations of tarcocimab and KSI-501 are designed to provide strong immediacy while preserving their signature 6-month durability profile, (iii) updates on our clinical programs including rationale on how our pivotal Phase 3 studies GLOW2 and DAYBREAK are designed to maximize probability of success, and (iv) new progress on our preclinical pipeline including new glaucoma and geographic atrophy programs built from our ABCD Platform.

Leading retina specialist key opinion leaders Dr. David Brown and Dr. Charles Wykoff joined us at the event as guest speakers and shared their perspectives. The event was well-attended by financial analysts and invited institutional investors.

•
Tarcocimab Clinical Program: In the third quarter of 2024 we continued enrollment for the ongoing Phase 3 GLOW2 study of tarcocimab in diabetic retinopathy (“DR”).

GLOW2 is a prospective, randomized, double-masked, multi-center pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab tedromer in treatment-naïve patients with DR. Patients are randomized 1:1 to receive either sham injections or tarcocimab via intravitreal injection at baseline, Week 4, Week 8, Week 20 and Week 44. The primary endpoint is the proportion of eyes improving ≥2 steps on Diabetic Retinopathy Severity Scale (“DRSS”) from baseline at Week 48. Additional outcome measures include the proportion of eyes developing a sight threatening complication of diabetic retinopathy and the proportion of eyes improving ≥3 steps on DRSS from baseline at Week 48.

GLOW2 is the second Phase 3 study of tarcocimab in DR in which all patients randomized to investigational therapy will receive tarcocimab on extended, 6-month dosing. The GLOW2 study design mirrors that of the successful GLOW1 Phase 3 study with the benefit of an additional, third monthly loading dose (baseline, Week 4, Week 8). If successful, GLOW2 could serve as one of the two successful pivotal studies in one foundational indication, diabetic retinopathy, to support the marketing authorization application for tarcocimab.

In the third quarter of 2024, we continued site activations and patient enrollment for the Phase 3 DAYBREAK study in wet age-related macular degeneration (“AMD”). The DAYBREAK study includes tarcocimab in a second investigational arm against active comparator aflibercept and incorporates learnings from prior pivotal trials of tarcocimab to maximize the probability of meeting the primary endpoint of non-inferiority in visual acuity gains. Patients randomized to tarcocimab will receive individualized dosing every 4 to 24 weeks on an as needed basis following four monthly loading doses. Patients randomized to aflibercept will be dosed per its label. The individualized dosing of tarcocimab is determined by a treat-to-dryness proactive approach using presence of retinal fluid as a disease activity marker which (i) is the way retina specialists actually treat patients in the real world, (ii) results in a treatment every time it is needed, (iii) prevents undertreatment, and (iv) enhances the probability of meeting the primary endpoint. The objectives for tarcocimab in DAYBREAK are to assess its 6-month durability potential, strengthen its competitive position in wet AMD, and bolster the regulatory application package for the program.

Both GLOW2 and DAYBREAK use tarcocimab’s enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance immediacy and durability.

•
KSI-501 Clinical Program: The objective for KSI-501 in DAYBREAK is to explore the efficacy potential of bispecific VEGF and IL-6 inhibition in a broad treatment-naïve wet AMD population. In preclinical models, KSI-501 was shown to be a potent inhibitor of VEGF and IL-6 and, further, was shown to normalize the blood retinal barrier opening the possibility that KSI-501 may be a disease-modifying therapy for retinal vascular diseases.

In the third quarter of 2024, we continued site activations and patient enrollment for the Phase 3 DAYBREAK study in wet AMD. DAYBREAK is a non-inferiority study including parallel investigational arms of KSI-501 and tarcocimab against active comparator aflibercept. Patients randomized to KSI-501 will receive fixed every 8-week dosing with additional individualized dosing (up to monthly dosing) on an as needed basis after four monthly loading doses. Patients randomized to aflibercept will be dosed per its label. Using the same treat-to-dryness approach as tarcocimab, coupled with fixed intensive proactive dosing, maximizes both the probability of meeting the primary endpoint as well as the probability of demonstrating additional efficacy benefits.

DAYBREAK uses KSI-501’s enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance immediacy and durability.

•
KSI-101 Clinical Program: We continued site activation and patient enrollment in the third quarter of 2024 for the Phase 1b APEX study of KSI-101. KSI-101 is a novel, potent and high-strength (100 mg/mL) bispecific protein targeting IL-6 and VEGF, which is a “traditional” (unconjugated) intravitreal biologic. The APEX study evaluates KSI-101 in two cohorts, Cohort 1 in patients with diabetic macular edema (“DME”) and Cohort 2 in patients with macular edema secondary to inflammation (“MESI”). The goal of the APEX study is to evaluate the safety and tolerability of KSI-101 and to identify two dose levels to progress into dual Phase 2b/3 studies (PEAK and PINNACLE) in MESI.
•
ABCD Platform™: We are expanding our research pipeline of duets and triplets built from our modular ABCD Platform that embeds diverse active pharmaceutical ingredients ("API") including small molecules, proteins, peptides, macrocycles, and oligonucleotides in the biopolymer backbone to enable high drug antibody ratio ("DAR") medicines with targeted, multi-specific, tailored modulation of biological pathways for ophthalmic and systemic diseases. We recently shared at the Investor R&D Day that we are advancing two preclinical programs built on the ABCD Platform.

One program is for the treatment of glaucoma, embedding in the biopolymer backbone (i) an NLRP3 small molecule inhibitor, and (ii) a second small molecule that lowers intraocular pressure (“IOP”). The NLRP3 inflammasome is an intracellular complex that drives inflammation and cell death and is known to play a key role in glaucoma progression. The goal of this program is to create an intravitreally injected therapy that delivers two mechanisms of action (“MOA”) in a sustained release fashion, to fulfill the unmet needs in the glaucoma field for non-topical, long-durability therapy that delivers MOAs beyond IOP lowering.

The second program is for the treatment of dry AMD. Currently there are no approved therapies for early or intermediate-stage dry AMD. There are two approved therapies, both complement inhibitors, for geographic atrophy (“GA”), the advanced stage of dry AMD. These therapies require monthly or every other month intravitreal injections and neither sufficiently halts disease progression. This program at Kodiak explores the potential of embedding in the biopolymer backbone (i) a macrocyclic peptide inhibitor of the complement pathway, and (ii) an NLRP3 small molecule inhibitor. The NLRP3 inflammasome is known to play a key role in AMD disease etiology. The objective of this program is to create an intravitreally injected ABCD platform-enabled therapy with a dual mechanism of action to achieve better efficacy and extended durability as compared to currently approved therapies for GA.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in fair value and settlement of derivative contracts and tax expense.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Operating expenses
Research and development	$31,878	$36,188	$(4,310)	$94,323	$159,669	$(65,346)
General and administrative	14,754	18,312	(3,558)	46,347	54,278	(7,931)
Loss from operations	(46,632)	(54,500)	7,868	(140,670)	(213,947)	73,277
Interest income	2,711	4,536	(1,825)	9,018	12,836	(3,818)
Interest expense	—	(5)	5	—	(13)	13
Other income (expense), net	(25)	(38)	13	(450)	149	(599)
Net loss	$(43,946)	$(50,007)	$6,061	$(132,102)	$(200,975)	$68,873

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Tarcocimab program expenses	$9,361	$17,175	$(7,814)	$24,487	$77,971	$(53,484)
KSI-501 and KSI-101 program expenses	2,285	1,427	858	5,586	3,171	2,415
ABC Platform and other program expenses	3,083	4,191	(1,108)	8,784	13,380	(4,596)
Payroll and personnel expenses	11,563	7,684	3,879	40,414	47,867	(7,453)
Facilities and other research and development expenses	5,586	5,711	(125)	15,052	17,280	(2,228)
Total research and development expenses	$31,878	$36,188	$(4,310)	$94,323	$159,669	$(65,346)

Tarcocimab program expenses decreased $7.8 million and $53.5 million during the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily driven by reduced manufacturing activities and decreased clinical activities for completed trials, partially offset by costs from active clinical trials for the tarcocimab development program.

KSI-501 and KSI-101 program expenses increased $0.9 million during the three months ended September 30, 2024 as compared to the same period in 2023, due to increased clinical activities of KSI-501 and KSI-101. KSI-501 and KSI-101 program expenses increased $2.4 million during the nine months ended September 30, 2024 as compared to the same period in 2023, stemming from manufacturing activities in the first half of 2024 as well as expanding clinical activities.

ABC Platform and other program expenses decreased $1.1 million and $4.6 million during the three and nine months ended September 30, 2024 as compared to the same periods in 2023, due to reduced manufacturing activities.

Payroll and personnel expenses increased $3.9 million and decreased $7.5 million during the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The fluctuations in payroll and personnel expenses were primarily driven by timing of forfeitures of equity awards.

Facilities and other research and development expenses decreased $0.1 million and $2.2 million during the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily driven by reduced costs for digital transformation activities as well as currency fluctuations in the revaluation of our lease and capital obligations.

General and Administrative Expenses

General and administrative expenses decreased $3.6 million and $7.9 million during the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The decrease was primarily driven by stock-based compensation expense related to previously issued higher value awards becoming fully vested.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the issuance of common stock and the sale of future royalties. As of September 30, 2024, we had cash and cash equivalents of $197.9 million. We believe that our current cash and cash equivalents will be sufficient to support our current and planned operations into 2026.

Future Funding Requirements

We have incurred net losses since our inception. For the three and nine months ended September 30, 2024, we had net loss of $43.9 million and $132.1 million, of which $14.8 million and $51.6 million related to non-cash stock-based compensation expense, respectively. We expect to continue to incur additional losses in future periods. As of September 30, 2024, we had an accumulated deficit of $1,284.6 million. We believe that the cash and cash equivalents will be sufficient to meet our anticipated operating and capital expenditure requirements at least 12 months following the date of this Quarterly Report on Form 10-Q.

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

The Company plans to raise additional funding based on the status of its clinical trials and projected cash flows. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license rights to our product candidates in certain territories or indications to others that we would prefer to develop and commercialize ourselves.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(87,249)	$(121,944)
Investing activities	(631)	277,024
Financing activities	97	155
Net increase (decrease) in cash, cash equivalents and restricted cash	$(87,783)	$155,235

Cash Flows from Operating Activities

Net cash used in operating activities was $87.2 million for the nine months ended September 30, 2024, based on operational spend of $60.1 million and changes in operating assets and liabilities of $27.1 million.

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

During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2024, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have conducted a Phase 1 study of KSI-501 to evaluate the safety, tolerability and bioactivity of KSI-501 in DME. Although we have begun enrolling patients in the Phase 3 DAYBREAK study for patients with wet AMD, it could take years before a registrational-type trial is completed, if at all. In addition, we have initiated a dose-finding Phase 1b APEX study in 2024 and may initiate dual Phase 2b/3 studies, PEAK and PINNACLE, in the second quarter of 2025. We may in the future develop other product candidates, advance additional product candidates into clinical trials and terminate such trials prior to their completion. It will take additional investment and time for such programs to reach the same stage of development as tarcocimab, KSI-501 and KSI-101.

Our plan for the development of tarcocimab, KSI-501 or KSI-101 may be unsuccessful.*

We resumed further development of tarcocimab in November 2023 following the outcomes of two other trials that were then underway. While we have previous trials with favorable results and we have since resumed development of tarcocimab, further development of tarcocimab may ultimately not be successful. In connection with our development program, we developed an enhanced, commercial formulation of tarcocimab. While the FDA has advised that the additional clinical studies to be conducted with the revised formulation should be sufficient to bridge the former material to the go-to-market material, we cannot be sure that the FDA, EMA or comparable foreign regulatory authorities would agree or accept our planned BLA even if our planned additional trials are successful.

The failure of pivotal studies of tarcocimab to meet their primary efficacy endpoints may lead us to pause, change or discontinue development of other product candidates based on our ABC Platform.*

In July 2023, we announced that two of our pivotal Phase 3 clinical trials of tarcocimab did not meet their primary efficacy endpoints and, as a result, we paused further development of tarcocimab pending review of Year 1 data from the BEACON study in patients with macular edema due to RVO and the GLOW1 study patients with diabetic retinopathy. Although we resumed the development of tarcocimab in November 2023, we may again determine to discontinue development of tarcocimab or our ABC Platform or other product candidates based on future information or trials results, which could prevent us from, or significantly delay, achieving profitability and could result in disruptions to our business including potential impairment charges, restructuring costs, or costs that are greater than expected.

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

We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may retain their market share with existing drugs, or achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.*

The development and commercialization of new drug products is highly competitive. We may face competition with respect to any product candidates that we seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal diseases for which we have product candidates. Certain of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD, DME, DR and RVO. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to educate these parties on the benefits of switching to any product candidates developed by us. Companies that we are aware are developing and/or commercializing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer and Regeneron, AbbVie, Boehringer Ingelheim, Amgen, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

Roche’s product, Vabysmo (faricimab) received FDA approval for the treatment of wet AMD and DME in January 2022 and received FDA approval for RVO in October 2023. Vabysmo has gained rapid adoption since launch and garnered significant market share. Regeneron’s product, Eylea HD (high dose aflibercept) gained FDA approval for the treatment of wet AMD, DME and DR in August 2023. It has also become an important therapy in the marketplace due to Regeneron’s incumbent position in retinal diseases. Even if our product candidates present a compelling clinical profile, we may not be able to market our product candidates as effectively as our competitors. For example, entrenched franchises may seek to impede adoption of our product candidates through significant discounts or rebates.

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
•
the availability of capital.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

As of September 30, 2024, we had 108 employees. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Risks Related to Our Business, Financial Condition and Capital Requirements

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including heightened inflation rates, geopolitical conflicts, and bank failures, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased relatively recently, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We have incurred net losses in each reporting period since our inception, including net losses of $132.1 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $1,284.6 million.

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

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us or at all. For example, geopolitical conflicts in Europe and the Middle East are expected to have further global economic consequences, including disruptions of the global supply chain. Further, inflation rates, particularly in the United States, have increased relatively recently, and the Federal Reserve has raised, and may again raise, interest rates. These conditions of economic uncertainty and market volatility could limit additional capital available to us, if and when needed, and increase its cost if available. In addition, it is possible that we may not be able to access a portion of our existing cash, cash equivalents and investments due to unforeseen market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC), took control and was appointed receiver of Silicon Valley Bank. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. We currently have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations and cause the price of our common stock to decline.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2022 to December 31, 2023 ranged from a low of $1.40 to a high of $9.48 and from January 1, 2024 to October 31, 2024, ranged from a low of $2.20 to a high of $7.45. As a result, shareholders may not be able to sell their common stock at or above the price that they paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations, including recently in connection with health epidemics, bank failures, broader macroeconomic conditional and/or geopolitical instability, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models or prospects of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In this regard, worsening economic conditions, relatively heighted interest rates and/or other tapering policies from the government, and other adverse effects or developments relating to health epidemics or general economic environment may negatively affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

KODIAK SCIENCES INC.

Date: November 14, 2024	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)