Form 10-K
period 2024-12-31
Kodiak Sciences Inc.
filed 2025-03-27
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 001-38682

KODIAK SCIENCES INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0476525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1250 Page Mill Road Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 281-0850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	KOD	The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Global Market on such date, was approximately $76.1 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 28, 2025, the registrant had 52,748,343 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

Table of Contents

Kodiak Sciences Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

i

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan”, “hope” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth under the section of this Annual Report on Form 10-K titled “Part I, Item 1A — Risk Factors” and elsewhere in this Annual Report. Forward-looking statements include, but are not limited to, statements about:

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
•
our expectations regarding enhancements and benefits of new formulations of tarcocimab, KSI-501, KSI-101 or other ABC Platform derived molecules;
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
•
the accuracy of our estimates regarding the sufficiency of our cash resources, expenses, future revenue, capital requirements and needs for additional financing, as well as, our ability to continue as a going concern;
•
our financial performance;
•
our aspirational goals and objectives related to our human capital resources and workforce objectives; and
•
our ability to attract and retain key managerial, scientific and medical personnel.

All forward-looking statements are based on information available to us on the date of this Annual Report on Form 10-K and we will not update any of the forward-looking statements after the date of this Annual Report on Form 10-K, except as required by law. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, and you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Factors that might cause such a difference include, but are not limited to, those discussed in the following discussion and within the section of this Annual Report on Form 10-K titled “Part I, Item 1A — Risk Factors”.

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

All brand names or trademarks appearing in this Annual Report are the property of their respective holders. Unless the context requires otherwise, references in this Annual Report to “Kodiak” the “Company,” “we,” “us,” and “our” refer to Kodiak Sciences Inc. and its subsidiaries.

Kodiak®, Kodiak Sciences®, ABC®, ABC Platform™, ABCD™ and the Kodiak logo are registered trademarks or trademarks of Kodiak Sciences Inc. in various global jurisdictions.

RISK FACTOR SUMMARY

Investing in our common stock involves numerous risks, including the risks described in “Part I, Item 1A — Risk Factors” of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, among others, the following:

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
•
Our financial condition raises substantial doubt about our ability to continue as a going concern.
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

Kodiak has developed three clinical programs based on its internal discovery and development engine. The lead investigational medicine, tarcocimab tedromer (“KSI-301” or “tarcocimab”), is built from Kodiak’s ABC Platform and to date, has completed three successful Phase 3 pivotal clinical studies across three high prevalence retinal vascular diseases. Tarcocimab is intended to be a mainstay intravitreal biologic that provides high immediacy, driven by the enhanced formulation, and high durability, driven by the ABC Platform and our science of durability, with the ultimate objective of providing, once approved, a flexible 1-month through 6-month label for all patients who may benefit from anti-vascular endothelial growth factor (“anti-VEGF”) therapy. Tarcocimab is currently being studied in two Phase 3 clinical studies, the GLOW2 study in diabetic retinopathy (“DR”) and the DAYBREAK study in wet age-related macular degeneration (“AMD”). GLOW2 has completed enrollment, and DAYBREAK is actively enrolling. Kodiak anticipates to be in a position to announce topline data for the primary endpoint for GLOW2 in 1Q 2026 and for the primary endpoint for DAYBREAK in 2Q 2026. If both are successful, we intend to file a single Biologics License Application (“BLA”) in 2026 in the three large indications of wet AMD, retinal vein occlusion (“RVO”) and DR.

Kodiak’s second investigational medicine, KSI-501, is a first-in-class bispecific antibody biopolymer conjugate designed to inhibit interleukin-6 (“IL-6”)-mediated inflammation and VEGF-mediated vascular permeability. KSI-501 is being developed for the treatment of high prevalence retinal diseases to address the leading unmet needs targeting multiple disease biologies beyond VEGF for differentiated efficacy together with extended durability. KSI-501 is designed to provide high immediacy/efficacy, driven by the enhanced formulation, and high durability, driven by the ABC Platform and our science of durability. A Phase 1 study was conducted to evaluate KSI-501’s safety, tolerability and bioactivity. Based on the positive results from this study, Kodiak has advanced KSI-501 into the Phase 3 DAYBREAK study to evaluate its efficacy and safety in wet AMD. DAYBREAK is actively enrolling patients.

Additionally, Kodiak is developing a third investigational medicine, KSI-101, an unconjugated bispecific protein targeting IL-6 and VEGF. KSI-101 is being developed for patients who have retinal fluid and inflammation, a new market segment separate from the established anti-VEGF market. KSI-101 is a clinical program with opportunities and risks uncoupled from the ABC Platform, and as such we believe it is an important part of our portfolio. We initiated the Phase 1b study APEX to evaluate KSI-101’s safety and tolerability and to identify two dose levels to progress into Phase 2b/3 pivotal studies (PEAK and PINNACLE). We expect to initiate our pivotal program in 2Q 2025. In January 2025, we presented early APEX data in patients with macular edema secondary to inflammation (“MESI”) that demonstrated strong treatment response at all KSI-101 dose levels. We expect to present additional APEX data at an Investor R&D update in June 2025.

Beyond its clinical pipeline, Kodiak is advancing its platform technology to embed small molecules and other active pharmaceutical ingredients (“API”), into Kodiak’s proprietary biopolymer backbone to enable high drug-antibody ratio (“DAR”) medicines. The diverse APIs are designed to be released over time to achieve targeted, multi-specific and tailored modulation of biological pathways. We believe this unique combination of high DAR and extended therapeutic benefit offers potential for broad and important utility for multifactorial ophthalmic and systemic diseases. We call this platform extension our Antibody Biopolymer Conjugate Drug ("ABCD") Platform because we are extending our platform capabilities to include the conjugation of small molecule drugs whereas historically we primarily conjugated biologics such as antibodies. Our ABCD platform is advancing a next set of investigational therapies for high prevalence retinal diseases, including our novel “duet” technology for glaucoma and geographic atrophy.

In addition to advancing our pipeline, we have made progress in process development and commercial scale manufacturing, including the commissioning and regulatory approval of Ursus, our dedicated commercial-scale drug substance manufacturing facility that was custom-designed and built in collaboration with Lonza. We believe these manufacturing efforts could position Kodiak well for potential market share capture if tarcocimab and KSI-501 are approved.

Notably, up to this point, Kodiak has retained all global rights to make, use and sell its product candidates, which we believe preserves future value and allows for agile decision-making.

While engaged in these research and development efforts, we believe we have demonstrated a disciplined and creative approach to building and financing the Company. As of December 31, 2024, we had $168.1 million in cash and cash equivalents.

Our objective is to develop our retina-focused product candidates, seek FDA approval, and ultimately commercialize our product candidates.

Following from these efforts, we believe Kodiak has the potential to achieve our ambition of becoming an important retinal development and commercialization franchise, but we recognize there are substantial risks to realizing this potential.

Tarcocimab Clinical Program Summary and Update

Kodiak’s lead clinical program tarcocimab is an investigational anti-VEGF therapy built on Kodiak’s ABC Platform and is designed to maintain potent and effective drug levels in ocular tissues for longer than existing available agents. It is being developed as a mainstay intravitreal biologic monotherapy intended to provide high immediacy, driven by the enhanced formulation, and high durability, driven by the ABC Platform and our science of durability, with the ultimate objective of providing, once approved, a flexible 1-month through 6-month label. Kodiak’s objective with tarcocimab is to enable earlier treatment and prevention of vision loss for patients with diabetic retinopathy and to develop a new high immediacy and high durability agent to improve outcomes for patients with retinal vascular diseases.

To date, tarcocimab has been studied in six pivotal clinical studies: Phase 3 GLOW1 study in diabetic retinopathy (“DR”), Phase 3 BEACON study in retinal vein occlusion (“RVO”), Phase 3 DAYLIGHT study in wet AMD, Phase 3 GLEAM and GLIMMER studies with identical study design in diabetic macular edema (“DME”), and Phase 2/3 DAZZLE study in wet AMD. Of the six registrational studies, GLOW1, BEACON and DAYLIGHT successfully met the primary endpoint. Tarcocimab is currently being studied in two Phase 3 clinical trials, the GLOW2 study in DR and the DAYBREAK study in wet AMD. GLOW2 has completed enrollment, and DAYBREAK is actively enrolling. Kodiak anticipates to be in a position to announce topline data for the primary endpoint for GLOW2 in 1Q 2026 and for the primary endpoint for DAYBREAK in 2Q 2026. Kodiak plans to wait for DAYBREAK topline data expected 2Q 2026 in order to file a single Biologics License Application (“BLA”) for tarcocimab in wet AMD, DR and RVO.

Both GLOW2 and DAYBREAK use tarcocimab’s enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to deliver high immediacy and high durability.

More information about study design and results, if completed, from each individual pivotal study are summarized below:

Ongoing Phase 3 Studies:

GLOW2 – Phase 3 Study in Patients with Diabetic Retinopathy

The Phase 3 GLOW2 study is the second registrational trial of tarcocimab in DR. GLOW2 has a similar design as GLOW1 in which all patients randomized to investigational therapy will receive tarcocimab on extended, 6-month dosing. GLOW2 features the benefit of an additional, third monthly loading dose (baseline, Week 4, Week 8) to explore even further benefits with tarcocimab in diabetic retinopathy patients.

GLOW2 study is a prospective, randomized, double-masked, multi-center pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab in treatment-naïve patients with DR. Patients are randomized 1:1 and receive either sham injections or tarcocimab via intravitreal injection at baseline, Week 4, Week 8, Week 20 and Week 44. The primary endpoint is the proportion of eyes improving ≥2 steps on Diabetic Retinopathy Severity Scale ("DRSS") from baseline at Week 48. Additional outcome measures include the proportion of eyes developing a sight threatening complication of diabetic retinopathy and the proportion of eyes improving ≥3 steps on DRSS from baseline at Week 48.

On March 10, 2025, Kodiak announced that GLOW2 completed enrollment, randomizing more than 250 patients. Kodiak expects to be in a position to announce topline data in 1Q 2026.

DAYBREAK – Phase 3 Study in Patients with Wet Age-Related Macular Degeneration

The Phase 3 DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of tarcocimab and KSI-501 against active comparator aflibercept. Patients randomized to tarcocimab will receive individualized dosing every 4 to 24 weeks on an as needed basis following four monthly loading doses. Patients randomized to aflibercept will be dosed per its label. The individualized dosing of tarcocimab is determined by a treat-to-dryness proactive approach, using presence of retinal fluid as a disease activity marker, instead of a combination of central subfield thickness ("CST") and vision loss, which resembles retina specialists' practice and optimizes each patient's treatment. The objectives for tarcocimab in DAYBREAK are to assess its 6-month durability potential, strengthen its competitive position in wet AMD and bolster the regulatory application package for the program.

DAYBREAK is actively enrolling patients, and Kodiak anticipates to be in a position to announce topline data for the primary endpoint in 2Q 2026.

Completed Studies:

GLOW1 – Phase 3 Study in Patients with Non-Proliferative Diabetic Retinopathy without DME

The Phase 3 GLOW1 study was a global, multi-center, randomized pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab in treatment-naïve patients with moderately severe to severe DR. Patients were randomized to receive either tarcocimab every six months after initiating doses given at baseline, 8 weeks and 20 weeks into the study, or to receive sham injections. The primary endpoint was at one year.

On November 6, 2023, Kodiak announced that GLOW1 met its primary endpoint of the proportion of patients with at least a 2-step improvement on the Diabetic Retinopathy Severity Scale (DRSS) score, a grading system measuring the degree of retinopathy. Tarcocimab achieved a 29-fold increased response rate ratio, with 41.1% of evaluable patients on tarcocimab demonstrating at least 2-step improvement versus 1.4% of evaluable patients in the sham group (p-value less than 0.0001). Visual acuity and retinal anatomy were improved and stable with tarcocimab on its extended-dosing intervals. At one year, GLOW1 also met its key secondary endpoint of greater reductions in the proportion of patients developing sight-threatening complications (such as diabetic macular edema and proliferative diabetic retinopathy), versus sham, demonstrating an 89% decreased risk, achieving 21.0% versus 2.3% (p-value less than 0.0001). Tarcocimab also showed a 95% risk reduction in the development of DME, versus sham, from 13.7% on sham versus 0.7% on tarcocimab. The rates of serious ocular adverse events and intraocular inflammation in patients treated with tarcocimab and sham were similar.

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

Under the agreement, Kodiak and Lonza planned a custom-built facility (“Ursus”) dedicated to the commercial-scale manufacturing of Kodiak’s drug substance. In January 2023, the custom-built manufacturing suite Ursus was commissioned as a cGMP facility. Kodiak worked together with Lonza and regulatory authorities to obtain approval for Ursus, and we released our first commercial scale cGMP batch of tarcocimab in July 2023. In October 2023, Kodiak made a final payment of $26.8 million to Lonza for final activation of Ursus. Separately, tarcocimab drug product based on our enhanced formulation was released in March 2024 and is being used in the GLOW2 and DAYBREAK pivotal studies.

KSI-501 Clinical Program Update

KSI-501 is an anti-IL-6, VEGF-trap bispecific antibody biopolymer conjugate built on the ABC Platform and is being developed for high prevalence retinal vascular diseases to address the unmet needs of extended durability and targeting disease biology beyond VEGF for differentiated efficacy. KSI-501 is designed to provide high immediacy/efficacy, driven by the enhanced formulation, and high durability, driven by the ABC Platform and our science of durability.

Higher intraocular levels of IL-6 are correlated with poorer BCVA outcomes over time in wet AMD patients treated with anti-VEGF monotherapy, which suggests that IL-6 inhibition in combination with anti-VEGF therapy could lead to improved outcomes. In preclinical models, KSI-501 was shown to be a potent inhibitor of VEGF and IL-6 and, further, was shown to normalize the blood retinal barrier, opening up the possibility that KSI-501 may be a disease-modifying therapy for retinal vascular diseases. A completed Phase 1 multiple ascending dose study demonstrated that repeated monthly dosing of KSI-501 was well tolerated and achieved clinically meaningful and sustained improvement in visual acuity and fluid reduction in patients with diabetic macular edema.

Kodiak has advanced KSI-501 into a Phase 3 study DAYBREAK to evaluate its efficacy and safety in wet AMD. The DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of KSI-501 and tarcocimab against active comparator aflibercept. Patients randomized to KSI-501 will receive fixed every 8-week dosing with additional individualized dosing (up to monthly dosing) on an as needed basis after 4 monthly loading doses. Patients randomized to aflibercept will be dosed per its label. The primary endpoint is non-inferiority in change in visual acuity from baseline to the average of Week 40, 44 and 48. DAYBREAK uses KSI-501's enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to deliver high immediacy and high durability. The objective for KSI-501 in DAYBREAK is to explore the efficacy potential of bispecific VEGF and IL-6 inhibition in a broad treatment-naïve wet AMD population. DAYBREAK is now actively enrolling patients.

KSI-101 Clinical Program Update

KSI-101 is a novel, potent and high strength (100 mg/mL) bispecific protein targeting IL-6 and VEGF. We are developing KSI-101 for patients who have retinal fluid and inflammation. Currently there are no available intravitreal biologic therapies addressing the spectrum of inflammatory conditions of the retina. We believe that retinal inflammatory conditions represent a new market segment separate from the established anti-VEGF market. KSI-101 is a clinical prospect with opportunities and risks uncoupled from the ABC Platform, and as such is an important part of our late-phase portfolio. We have initiated a dose-finding Phase 1b study APEX. The APEX study evaluates KSI-101 in two cohorts, Cohort 1 in patients with diabetic macular edema ("DME") and Cohort 2 in patients with macular edema secondary to inflammation ("MESI"). The goal of the APEX study is to evaluate the safety and tolerability of KSI-101 and to identify two dose levels to progress into dual Phase 2b/3 studies (PEAK and PINNACLE) in MESI. In January 2025, we presented early APEX data in patients with MESI that demonstrated strong treatment response at all KSI-101 dose levels.

APEX is continuing to actively enroll patients. Kodiak intends to present new APEX clinical trial data for KSI-101 in an Investor R&D Update to be scheduled for June 2025.

KSI-501 and KSI-101 Manufacturing

We have been progressing the manufacturing of KSI-501 and KSI-101 in preparation for the anticipated clinical studies. Clinical material for both KSI-501 (50 mg/mL strength in our enhanced formulation) and KSI-101 (100 mg/mL strength) were successfully manufactured in the first quarter of 2024.

ABC Platform Development

Kodiak is advancing its platform technology to embed small molecules and other active pharmaceutical ingredients ("API") into Kodiak's proprietary biopolymer backbone to enable high drug-antibody-ratio ("DAR") medicines. The diverse APIs are designed to be released over time to achieve targeted, multi-specific and tailored modulation of biological pathways. The unique combination of high DAR and tailored therapeutic benefit offers potential for broad application to multifactorial systemic and ocular diseases and builds directly from our Antibody Biopolymer Conjugate technology and its 15 years of design, development and manufacturing experience. We call this platform extension our Antibody Biopolymer Conjugate Drug ("ABCD") Platform because we are extending our platform capabilities to include the conjugation of small molecule drugs whereas historically we primarily conjugated biologics such as antibodies.

One program is for the treatment of glaucoma, embedding in the biopolymer backbone (i) an NLRP3 small molecule inhibitor, and (ii) a second small molecule that lowers intraocular pressure ("IOP"). The NLRP3 inflammasome is an intracellular complex that drives inflammation and cell death and is known to play a key role in glaucoma progression. The goal of this duet program is to create an intravitreally injected therapy that delivers two mechanisms of action ("MOA") in a sustained release fashion, to fulfill the unmet needs in the glaucoma field for non-topical, long-durability therapy that delivers MOAs beyond IOP lowering and has the potential of quarterly dosing.

The second program is for the treatment of geographic atrophy (“GA”). There are two approved therapies, both complement inhibitors, and they require monthly or every other month intravitreal injections and neither sufficiently halts disease progression. This program at Kodiak explores the potential to embed in the biopolymer backbone (i) a macrocyclic peptide inhibitor of the complement pathway, and (ii) an NLRP3 small molecule inhibitor. The NLRP3 inflammasome is known to play a key role in AMD disease biology. The objective of this duet program is to create an intravitreally injected ABCD platform-enabled therapy with a dual mechanism of action to achieve better efficacy and extended durability, for quarterly dosing, as compared to currently approved therapies for GA.

Digital Health Platform Development

Kodiak also continues to advance its VETi (Visual Engagement Technology and imager) program. VETi is built on Kodiak’s suite of proprietary LiDAR (Light Detection and Ranging) sensor technologies. VETi is an autonomous AI- and machine-learning-enabled headset that engages directly into the eye. Kodiak’s goal is to commercialize VETi together with Kodiak’s emerging portfolio of retinal medicines using apps that apply AI-enabled tools. Kodiak also believes VETi has future potential to be used to build correlations between VETi data and many human diseases outside of retina and then to be used to diagnose disease and monitor treatment. VETi may also have future potential as an AI-enabled device with similarities to a consumer smartwatch but with direct access into the body and the brain through the eye rather than through the skin.

Competition

The current standard of care for DR (including DME), RVO and wet AMD is intravitreal administration of anti-VEGF therapies, principally Avastin, Lucentis and Eylea, which are well-established therapies and are widely accepted by physicians, patients and third-party payors.

In addition, newer competitors have received FDA approval in recent years, such as Vabysmo (faricimab) from Roche. Vabysmo is a bispecific antibody targeting VEGF and angiopoietin-2 (Ang-2) and received FDA approval for the treatment of wet AMD and DME in January 2022 and received FDA approval for RVO in October 2023. Vabysmo demonstrated non-inferiority in visual acuity gains to Eylea in wet AMD and DME, with extended dosing of up to once every 16 weeks for slightly less than half of patients in Phase 3 trials at the Year 1 primary endpoint. Vabysmo also demonstrated non-inferiority in visual acuity gains to Eylea in Phase 3 studies in RVO with monthly dosing regimen for both therapies. We believe Vabysmo may be perceived to offer better anatomical improvement (drying the retina) and, secondarily, incremental benefit in durability over currently established therapies such as Lucentis and Eylea. Vabysmo has been gaining adoption since launch and we believe it has become an important product in the marketplace.

In August 2023, Regeneron’s product, Eylea HD (high dose aflibercept) gained FDA approval for the treatment of wet AMD, DME and DR. High dose aflibercept demonstrated non-inferior visual acuity gains to Eylea in Phase 3 studies in wet AMD and DME while dosing a majority of patients on an every 3 or 4 month interval compared to Eylea dosed every 8 weeks per its label. We believe Eylea HD may become an important therapy in the marketplace given Regeneron’s incumbent position in retinal diseases.

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

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of on-going clinical trials and completed clinical trial results to public registries.

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

For example, in the United States, our business operations, including any sales, marketing and scientific and educational programs, also must comply with state and federal fraud and abuse laws, including the federal Anti-Kickback Statue and false claims laws; federal data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Federal false claims laws, including the False Claims Act, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government.

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

Many states have similar laws and regulations that may differ from federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payor. In addition, the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the ACA and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors, relating to the privacy, security, and transmission of such individually identifiable health information. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law.

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

Data Privacy and Security

Data privacy and security laws in the U.S. are also increasingly complex and changing rapidly. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. These state laws allow for statutory fines for noncompliance.

In addition, the processing of personal data in connection with clinical trials in the EU must comply with the EU’s General Data Protection Regulation, or EU GDPR. The EU GDPR imposes stringent data protection requirements and provides for penalties for noncompliance that can include bans on processing personal data and fines of up to the greater of 20 million euros or four percent of worldwide annual revenues. The EU GDPR requires organizations to give detailed disclosures about how they collect, use and share personal data; under certain conditions, obtain explicit consent to process sensitive personal data, such as health or genetic information; contractually require vendors to meet data protection requirements; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and afford individuals’ data protection rights, including their rights to access, correct and delete their personal data.

European data protection laws generally restrict the transfer of personal data from Europe, including from the European Economic Area, the United Kingdom and Switzerland, to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Legal challenges have in the past and may in the future be successful in limiting the mechanisms available to transfer personal data across national borders.

The failure to comply with any of these laws, regulatory, or other legal requirements may result in legal and regulatory actions. Depending on the circumstances, failure to meet applicable obligations can result in significant penalties, including administrative, civil, and criminal penalties, fines, imprisonment, disgorgement, injunctions, exclusion from participation in federal healthcare programs, integrity oversight and reporting obligations, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these obligations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

U.S. Health Care Reform

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. Further, the United States, there have been and continue to be a number of healthcare-related legislative initiatives that have significantly affected the healthcare industry. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional challenges and healthcare form measures of the second Trump administration will impact the ACA and our business.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years and biologics that have been on the market for at least 11 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, or the Medicare Drug Price Negotiation Program, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We have prosecuted numerous patents and patent applications and possess know-how and trade secrets relating to the development and commercialization of our ABC Platform and product candidates, including related manufacturing processes and technology. As of December 31, 2024, we were the assignee of record for approximately 14 U.S. issued patents, and the applicant for approximately 18 U.S. pending patent applications and 9 pending PCT applications directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as 49 patents issued in jurisdictions outside of the United States and 63 patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For example, these patents and patent applications include claims directed to:

•
therapeutic proteins and biologically active agents conjugated to a biopolymer;
•
specific therapeutics; and
•
components of our therapeutics.

The following patents and patent applications (including anticipated 20-year expiration dates, which could be altered by, for example, a disclaimer, patent term adjustment or patent term extension) relate to tarcocimab, KSI-501, KSI-101 and/or ABC Platform:

Patent and Patent Application Numbers	Anticipated U.S. Expiration Date	Description of Representative U.S. Claims

US 8,846,021	2/28/2027	Representative claims include conjugates

US Appl. No. 18/638556, AU Patent No. 2011239434, AU Patent No. 2017201930, BR Patent No. 11 2012 0261185, CA Patent No. 2795667, EP Patent No. 2558538, EP Patent No. 3549963, HK Patent No. 40015590, JP Patent No. 6568748, JP

	4/15/2031	Representative claims include conjugates

Patent No. 6754749, JP Patent No. 7217245, KR Patent No. 10-2416359, KR Patent No. 10-2562175, and MX Patent No. 365521

US 8,765,432, US 11,819,531, US Appl. No. 18/490,182, AU Patent No. 2010330727, BR Patent No. 1120120145568, CA Patent No. 2783615, CA Patent No. 3039426, EP Patent No. 2512462, EP Patent No. 3254678, EP Patent No. 3659591, CN Patent No. ZL201080062252.7, HK Patent No. 1247828, IN Patent No. 319269, JP Patent No. 5760007, JP Patent No. 5990629, JP Patent No. 6416832, JP Patent No. 6777706, MX Patent No. 346423, MX Patent No. 374020, KR Patent No. 10-1852044, and MO Patent No. J/002943

	5/10/2030	Representative claims include copolymers and methods of making copolymers (ABC Platform specifically)

US 10,702,608, US 11,590,235, US 12,214,044, EP Patent No. 3041513, JP Patent No. 6463361, JP Patent No. 6732056, JP Patent No. 7232796, and foreign applications in certain jurisdictions claiming priority to PCT/US2014/054622

	12/21/2034	Representative claims include polymers and method of making polymers

US 11,066,465, US Appl. No. 17/301599, AU Patent No. 2016381964, IL Patent No. 260323, JP Patent No. 7088454, JP Patent No. 7414371, MX Patent No. 407292, RU Patent No. 2744860, and foreign applications in certain jurisdictions claiming priority to PCT/US2016/069336

	12/29/2036	Representative claims include antibody and antibody conjugate, and methods of making and using the conjugates

US Patent No. 11,912,784, US Appl. No. 18/504723, and foreign applications in certain jurisdictions claiming priority to PCT/US2020/055074	10/9/2040	Representative claims include method of treating an eye disorder using the antibody conjugates

US Appl. No. 18/555122, EP and HK applications claiming priority to PCT/US2022/024598	4/13/2042	Representative claims include method of treating an eye disorder using the antibody conjugates

US Appl. No. 18/166755 and foreign applications in certain jurisdictions claiming priority to PCT/US2023/062322	2/9/2043	Representative claims include method of purifying the antibody conjugates

PCT Application No. PCT/US2023/074805	9/21/2043	Representative claims include methods of preparing a protein solution or therapeutic formulation

US Patent No. 12,071,476, US Appl. No. 18/736105 and foreign applications in certain jurisdictions claiming priority to PCT/US2019/020418	3/1/2039	Representative claims include fusion proteins and conjugates thereof, and methods of making and using the fusion proteins and the conjugates

US Appl. No. 17/997866 and EP application claiming priority to PCT/US2021/031194	5/6/2041	Representative claims include method of treating a disorder related to an infection or a systemic inflammatory condition using fusion proteins and conjugates thereof

PCT Application No. PCT/US2023/082545	12/5/2043	Representative claims include formulations of a fusion protein and conjugates thereof, and methods of producing the same

PCT Application No. PCT/US2024/032770	6/6/2044	Representative claims include protein conjugate formulation and methods of preparing the formulation

PCT Application No. PCT/US2024/032771	6/6/2044	Representative claims include method and apparatus for analyzing a mixed formulation of proteins and protein conjugates thereof

PCT Application No. PCT/US2024/058543	12/4/2044	Representative claims include fusion protein / conjugate formulations

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

Our issued U.S. patents will expire on dates ranging from 2027 to 2040. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2030 to 2044. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

As of December 31, 2024, we have a total of 33 pending trademark applications and issued trademark registrations. These include two trademark registrations and three pending trademark applications in the United States, and 27 trademark registrations and one pending trademark application in jurisdictions outside of the United States. Of the trademark registrations in jurisdictions outside of the United States, 17 are in China, 2 are in each of the European Union, Japan and the United Kingdom, and one is in each of Canada, India, Singapore and Switzerland. The pending trademark application in a jurisdiction outside of the United States is in Canada. We also may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please refer to the section on “Part I, Item 1A — Risk Factors—Risks Related to Our Intellectual Property.”

Human Capital Management

As of December 31, 2024, we had 109 employees worldwide, of whom 10 were based outside of the United States. Of these employees, 74 employees were engaged in or support research, development and clinical activities, 29 of whom hold a Ph.D. degree or M.D. (or equivalent) degree. None of our employees is subject to a collective bargaining agreement. We continually assess employee turnover, recruitment initiatives, compensation and benefits programs, safety in performing critical laboratory work, diversity and other matters relevant to human capital management, and we review results with our Board of Directors on a periodic basis. We aim to offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations and in each of employee groups at each level around the globe as assessed with internal and external benchmarking data.

Additional Information

We were formed as a limited liability company on June 22, 2009 under the name Oligasis LLC, and subsequently changed our name to Kodiak Sciences Inc. and converted into a corporation which was incorporated in the state of Delaware on September 8, 2015. Our principal executive office is located at 1250 Page Mill Road, Palo Alto, California 94304. Our telephone number is (650) 281-0850.

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

ITEM 1A. RISK FACTORS

You should consider carefully the following risk factors, together with all the other information in this report, including the section of this report titled “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto. The occurrence of any events described in the following risk factors and the risks described elsewhere in this report could harm our business, operating results, financial condition, and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements that we have made in this report and those may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are in the clinical stage of drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have conducted clinical trials, including Phase 3 pivotal clinical trials, of tarcocimab in patients with wet AMD, DME, DR and RVO. We completed enrollment for the Phase 3 GLOW2 clinical trial of tarcocimab in patients with DR and continued enrollment for the on-going Phase 3 DAYBREAK clinical trial of tarcocimab and KSI-501 in patients with wet AMD and Phase 1b APEX clinical trial of KSI-101 in patients with DME and patients with MESI.

To date, we have not obtained marketing approval for any of our product candidates, manufactured a commercial scale product, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

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

We have conducted a Phase 1 study of KSI-501 to evaluate the safety, tolerability and bioactivity of KSI-501 in DME. Although we have continued enrolling patients in the Phase 3 DAYBREAK study for patients with wet AMD, it could take years before a registrational-type trial is completed, if at all. In addition, we initiated a dose-finding Phase 1b APEX study in 2024 and may initiate dual Phase 2b/3 studies, PEAK and PINNACLE. We may in the future develop other product candidates, advance additional product candidates into clinical trials and terminate such trials prior to their completion. It will take additional investment and time for such programs to reach the same stage of development as tarcocimab, KSI-501 and KSI-101.

The failure of pivotal studies of tarcocimab to meet their primary efficacy endpoints may lead us to pause, change or discontinue development of other product candidates based on our ABC Platform.

In July 2023, we announced that the Phase 3 GLEAM and GLIMMER clinical trials of tarcocimab did not meet their primary efficacy endpoints and, as a result, we paused further development of tarcocimab pending review of Year 1 data from the Phase 3 BEACON study in patients with RVO and the Phase 3 GLOW1 study patients with DR. Although we resumed the development of tarcocimab in November 2023, we may again determine to discontinue development of tarcocimab or our ABC Platform or other product candidates based on future information or trials results, which could prevent us from, or significantly delay, achieving profitability and could result in disruptions to our business including potential impairment charges, restructuring costs, or costs that are greater than expected.

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

Further, we may not be successful in our efforts to further develop our product candidates and our ABC Platform in time to meet the current and identified market opportunity. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates is in various stages of development and will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all. Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. If the results of our on-going or future clinical studies are inconclusive with respect to the efficacy of our product candidates or if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates.

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
•
delays in reaching agreement on acceptable terms with clinical trial sites or other third-party vendors, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites or vendors;
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
•
failure by third parties or us to adhere to clinical trial requirements;
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

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. For those product candidates that are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use, which is especially true for anti-VEGF biologic agents, where available marketed therapies are well-established products with accepted safety profiles.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal diseases for which we have product candidates. Several of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD, DME, DR and RVO. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to educate these parties on the benefits of switching to any product candidates developed by us. Companies that we are aware are developing and/or commercializing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer, Regeneron, AbbVie, Boehringer Ingelheim, Amgen, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of retinal disease indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours. Additionally, products or technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/or enforceability of our patents relating to our competitors’ products and our competitors may allege that our products infringe, misappropriate or otherwise violate their intellectual property. For more information regarding potential disputes concerning intellectual property, refer to section “Part I, Item 1A — Risk Factors—Risks Related to Our Intellectual Property” of this Annual Report on Form 10-K.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, our manufacturing methods and formulation of product candidates may be altered in an effort to optimize manufacturing processes and results. For example, we have created an enhanced, commercial formulation of tarcocimab; however, these changes could cause tarcocimab to perform differently and affect the results of on-going clinical trials or other future clinical trials, and we may need to revert to a prior formulation and may be unable to recover the manufacturing costs of the drug product. In addition, changes to commercial formulations from those studied clinically could also lead regulatory authorities to delay the approval of our marketing applications until we can demonstrate through additional clinical data that there is comparability in the bioavailability of the two different formulations, or they may require us to revert to the prior formulation evaluated clinically. This could delay completion of clinical trials, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of tarcocimab or any future product candidates and jeopardize our ability to commence sales and generate revenue.

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

Drug pricing and access policies in the United States and internationally may change and negatively impact the commercial viability of our product candidates. Proposed policy changes, including the potential for Medicare to negotiate with drug manufacturers, or the Medicare Drug Price Negotiation Program, under the Inflation Reduction Act of 2022, or the IRA, may limit our ability to competitively price our product candidates, if approved. Further, commercial insurers may limit patient access to our product candidates, if approved and other branded therapies. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

Even if we obtain regulatory approval for a product candidate, our products will remain subject to extensive obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•
issue fines, warning letters or other enforcement-related letters that would result in adverse publicity;
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

In addition, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Since the ACA’s enactment, there have been numerous challenges and amendments to the ACA. For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any such challenges and any additional healthcare reform measures of the second Trump administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken. Further, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, effective January 1, 2024.

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
•
the availability of capital.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the federal level, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years and biologics that have been on the market for at least 11 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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
•
the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistant and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

We and the third parties with whom we work are subject to stringent and evolving obligations related to data privacy and security. These obligations include U.S. and foreign laws, regulations and rules; contractual obligations; industry standards; and policies. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions; litigation (including class claims) and arbitration; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue and profits; loss of sales; and other adverse business consequences.

In the ordinary course of business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive information). Our data processing activities subject us to numerous data privacy and security obligations such as various provincial, state, national, and foreign laws and regulations, as well as guidance, industry standards, internal privacy and security policies, contractual requirements, and other obligations related to data privacy and security. Data privacy and security laws and regulations are evolving and resulting in increased regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include, in relation to their personal data, the right to access, correct, delete and opt-out of certain data processing activities (such as targeted advertising, profiling and automated decision-making). The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. Certain of these state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act, or the CCPA, provides for civil penalties and a private right of action for certain data breaches (which could lead to the recovery of significant statutory damages). Although these laws may exempt some data processed in the context of clinical trials, these laws increase compliance costs and potential liability for us and the third parties with whom we work. Similar laws are being considered in other states as well as at the federal and local levels. We expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR (collectively, GDPR), impose strict requirements for processing personal data. Violators of these laws face significant penalties. For example, government regulators may impose temporary or definitive bans on data processing and other corrective actions, as well as fines of up to 20 million Euros (under the EU GDPR) or 17.5 million pounds sterling (under the UK GDPR), or 4% of annual global revenue, whichever is greater, under either law. Further, the EU and UK GDPR also provide for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data transfers. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms (such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension), that may be used to lawfully transfer personal data to the United States or other countries, these mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these measures. An inability or material limitation on our ability to transfer personal data to the United States or other countries could materially impact our business operations. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe and other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, entities that transfer personal data across borders are subject to increased regulator, individual and activist group scrutiny. Some European regulators have ordered certain companies to suspend or permanently cease certain data transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer requirements.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, and may become in the future, subject to such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish statements regarding data privacy and security. Regulators in the U.S. are increasingly scrutinizing these statements, and if these statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions and other adverse consequences.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations which could negatively impact our business. If we or any third party with whom we work fail or are perceived to have failed to address or comply with applicable obligations relating to data privacy and security, we could face significant consequences, including but not limited to: regulatory fines and bans on processing personal data; investigations and enforcement actions, penalties and other liabilities, litigation (including class action claims and mass arbitration demands); additional reporting requirements and/or oversight; orders to destroy or not use personal data; interruptions to our development process; and damage to our reputation, any of which could materially affect our business, financial condition, results of operations and growth prospects.

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

We currently rely and expect to continue to rely on third parties, such as clinical investigators, medical institutions, clinical data management organizations, and other third-party vendors, to conduct some aspects of our research, preclinical testing and clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it would delay our product development activities.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. Payment within these late fee windows may be employed in order to simplify the payment of these fees generally. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, while not relevant for tarcocimab, KSI-501, and/or KSI-101, if we rely on a different product, its development could involve the use of government funds, which can require additional compliance aspects to make certain all rights are transferred to or remain with us.

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

We are aware of a number of patents and patent applications that are directed to one or more aspects of tarcocimab, KSI-501, and/or KSI-101. Our intent is to maintain our development efforts under 35 U.S.C. Section 271(e)(1) (which provides a safe harbor from patent infringement claims related to certain drug development activities) through to at least the launch of any tarcocimab, KSI-501, or KSI-101 product. We are aware of at least one pending patent application with claims that are directed to some aspect of tarcocimab, KSI-501, and/or KSI-101 that could, if issued, have a patent term beyond a potential launch date for tarcocimab or KSI-501. If this were to occur, we may be required to challenge the validity of the claims, obtain a license, modify tarcocimab or KSI-501, or delay launch. We are also aware of at least one patent family with issued claims that may be relevant to some potential future aspect(s) of KSI-501 and/or KSI-101 and that have a patent term beyond a potential launch date for KSI-501 or KSI-101. If this or any other patent family were perceived as relevant, we may be required to challenge the validity of the claims, obtain a license, modify KSI-501 and/or KSI-101, or delay launch.

If we choose to further the pipeline and develop a different product, such a product would be delayed until the expiration of any valid patent that is still in force on such product. Alternatively, our options for addressing any such patents relating to these non-tarcocimab, non-KSI-501, and/or non-KSI-101 products would include the following: challenge the validity of the claims, obtain a license, or modify the non-tarcocimab, non-KSI-501, and/or non-KSI-101 products.

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

As of December 31, 2024, we had 109 employees. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

If our information technology systems, or those of third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, significant fines or other liability, interruptions of our development programs, harm to our reputation, and other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data collected about trial participants in connection with clinical trials, and sensitive third-party data.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. The information and data processed and stored in our technology systems, and those of our research collaborators, contractors, consultants, and other third parties with whom we work, are vulnerable to these threats. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. During times of war and other major conflicts, we and the third parties with whom we work are vulnerable to a heightened risk of attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations and supply chain. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Additionally, certain personnel remain in a remote work environment and outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks, and unauthorized dissemination of proprietary or confidential information, any of which could have a material adverse effect on our business. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised. Likewise, we rely on third-party research institution collaborators, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our product candidates, and similar events relating to their information systems could also have a material adverse effect on our business.

While we have implemented security measures designed to protect the integrity, confidentiality and security of the sensitive information under our control, we cannot assure you that our security measures, or those of the third parties with whom we work will be effective in preventing security incidents. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not, and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. There are many different and rapidly evolving cybercrime and hacking techniques, and we may be unable to anticipate attempted security incidents, identify them before our information is exploited, or react in a timely manner. We have in the past and may in the future be unable to detect vulnerabilities in our information technology systems and software. Further, we have in the past (and may in the future) experienced delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We expend resources and may modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, access to our sensitive information, or interruptions or stoppages in our business operations (including our clinical trials). For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. Although to our knowledge, we have not experienced a material system failure or security incident to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed, on-going or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for many aspects of our business, including research and development activities and manufacturing of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business.

Additionally, applicable data protection requirements may require us, or we may voluntarily choose, to notify relevant stakeholders of security incidents, including affected individuals, partners, collaborators, regulators, law enforcement agencies, and others, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to litigation or other liability, fines, harm to our reputation, significant costs, or other materially adverse effects. Some of our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations or exclusions of liability in our contracts may not be enforceable or adequate or protect us from liability or damages.

Our insurance coverage may not be adequate for cybersecurity liabilities, may not continue to be available to us on economically reasonable terms, or at all, and insurers could deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially and adversely affect our reputation, business, financial condition and results of operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third party vendors, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. For example, in connection to health epidemics, the various quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to infectious diseases, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture product, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining clinical supplies of our product candidates. The extent to which health epidemics could impact our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the severity and the actions to contain or treat such outbreaks, epidemics, or pandemics, among others.

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

Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, as well as the business or operations of our third parties with whom we conduct business.

Our business could be materially and adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third parties upon whom we rely.

In addition, our current and future clinical trials may be materially and adversely affected by health epidemics in the future. Site initiation and patient enrollment may be further delayed due to prioritization of hospital resources toward health epidemics. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure during health epidemics, and may adversely impact our clinical trial operations. Our employees and our third parties may not be able to travel to study sites, impacting further site initiations and in-person monitoring of study data quality. Our other vendors on whom we depend, such as supply chain and logistics partners and our image reading centers may be disrupted, and our operations could be affected. Our clinical studies enroll patients who have underlying risk factors such as advanced age, hypertension and/or diabetes which could lead to higher than expected study discontinuation rates and/or missed visit rates if these patients are adversely affected by health epidemics.

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

Risks Related to Our Business, Financial Condition and Capital Requirements

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net losses of $176.2 million, $260.5 million and $333.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1,328.7 million.

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

Our financial condition raises substantial doubt about our ability to continue as a going concern.

As of December 31, 2024, we had cash and cash equivalents of $168.1 million. We have incurred net losses and negative cash flows from operations since inception. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

We have historically funded our operations primarily through the issuance of common stock and the sale of future royalties. Our ability to achieve and sustain profitability will depend on the successful development, approval and commercialization of our product candidates and on the achievement of sufficient revenue to support our cost structure and, unless and until we do, we will need to raise additional capital to maintain current operations and to continue research and development activities. We continue to monitor and reduce certain expenditures and plan to raise additional capital through approaches that include equity or debt financings, collaborations or a combination of similar transactions. While we have been able to raise multiple rounds of financing, there can be no assurance that such financing will be available on terms which are favorable or at all. We could be required to pause, scale back or discontinue one or more of our development programs, which could adversely affect our business, financial condition and results of operations.

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

Our operations have required substantial amounts of cash since inception. To date, we have funded our operations primarily through the issuance of common stock and the sale of future royalties. Developing our product candidates is expensive, and we expect to continue our spending as we advance our product candidate development efforts. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including heightened inflation rates, tariffs, geopolitical conflicts, and bank failures, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

As of December 31, 2024, the Company had $111.5 million of federal and $616.3 million of state net operating loss, or NOLs, that may be available to offset future taxable income. A portion of the federal NOL carryforwards begin to expire in 2035 and the state NOL carryforwards begin to expire in 2035, if not utilized. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2023 to December 31, 2024 ranged from a low of $2.20 to a high of $10.90 and from January 1, 2025 to February 28, 2025, ranged from a low of $3.84 to a high of $9.57. As a result, shareholders may not be able to sell their common stock at or above the price that they paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations, including recently in connection with health epidemics, bank failures, broader macroeconomic conditional and/or geopolitical instability, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models or prospects of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In this regard, worsening economic conditions, relatively heightened interest rates and/or other tapering policies from the government, and other adverse effects or developments relating to health epidemics or general economic environment may negatively affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

Our management team works with our digital transformation team in an effort to identify, assess and manage the Company's cybersecurity threats and risks. Depending on the environment, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage, mitigate and remediate material risk from cybersecurity threats to our Information Systems and Data. These measures include but are not limited to firewalls, endpoint detection and response, antivirus programs, email security measures, backups and recovery procedures, privileged access management, multi-factor authentication schemes, data encryption, automatic patching, and security system information event monitoring to detect and respond to any emerging threats. Our information security and privacy policy framework includes standards for incident response, vulnerability management, data protection and logical access controls.

Our assessment and management of material risks from cybersecurity threats are integrated into our Company's overall risk management process, which, in part, establishes intended uses of our computerized systems and identifies critical and/or material risks. After a system reaches operation, the risk management approach continues following processes for change control, system maintenance, logical access control, discrepancy management and periodic review.

We use independent service providers to assist us from time to time in an effort to identify, assess, and manage material risks from cybersecurity threats. We periodically conduct vulnerability assessments and perform intrusion and penetration testing to evaluate our cybersecurity response capabilities.

We maintain cybersecurity awareness training for our employees and periodically perform phishing simulations. We routinely communicate with employees about the potential for cybersecurity threats, including the latest adversary trends and social engineering techniques and how to avoid them, and the best use of our established communications channels.

We have a vendor management process designed to manage cybersecurity risks associated with our use of third parties. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve varying methods of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under “Part I, Item 1A. — Risk Factors” in this Annual Report on Form 10-K, including the risk factor titled “If our information technology systems, or those of third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, significant fines or other liability, interruptions of our development programs, harm to our reputation, and other adverse consequences.”

Governance

The Nominating and Corporate Governance Committee of our Board of Directors is responsible for overseeing cybersecurity risk management processes, including oversight and mitigation of risk from cybersecurity threats. The Nominating and Corporate Governance Committee receives reports, as necessary, from the Chief Financial Officer of the Company regarding cybersecurity threats or incidents.

Our cybersecurity risk assessment and management processes are implemented and maintained by our digital transformation team under the supervision of the Chief Financial Officer and Chief Executive Officer of the Company, both of whom have experience in business operations including risk management and oversight of information technology functions within the biopharmaceutical industry. Our digital transformation team includes members with relevant expertise in cybersecurity, incident response, and the safeguarding of company assets. The digital transformation team undertakes efforts to learn about the Company’s cybersecurity threats by reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management follow our information security and privacy policy framework. This framework is designed to escalate certain cybersecurity incidents to the Chief Financial Officer and, depending upon an incident’s particular facts, the Chief Financial Officer will report certain cybersecurity incidents to the Nominating and Corporate Governance Committee of the Board of Directors.

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

In March 2025, we entered into a sublease agreement for the corporate office space located at 1200 Page Mill Road for the remainder of the initial lease term until February 2027. We retain the option to reoccupy the space and to extend the lease term of the building located at 1200 Page Mill Road for a period of 6.5 years.

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

Holders of Common Stock

As of February 28, 2025, there were approximately 21 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations or other entities identified in security positions listings maintained by depository trust companies.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Part I, Item 1A — Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Kodiak Sciences (“we”, the “Company” or “Kodiak”) is a biopharmaceutical company committed to researching, developing, and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. We are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our ABC Platform uses molecular engineering to merge the fields of protein-based and chemistry-based therapies and has been at the core of Kodiak's discovery engine. We are developing a portfolio of three clinical programs, two of which are late-stage today and derived from our ABC Platform and one which is platform-independent and which we believe can progress rapidly into pivotal studies.

Kodiak's lead investigational medicine, tarcocimab, is a novel anti-VEGF antibody biopolymer conjugate under development for the treatment of high prevalence retinal vascular diseases. Tarcocimab is currently being studied in two Phase 3 clinical trials, GLOW2 in patients with diabetic retinopathy and DAYBREAK in patients with wet AMD. GLOW2 enrollment is complete, and DAYBREAK is actively enrolling patients.

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

KSI-101, our third product candidate, is a novel anti-IL-6, VEGF-trap bispecific protein. Kodiak is developing KSI-101 for the treatment of retinal inflammatory diseases, as currently there are no available intravitreal biologic therapies addressing the spectrum of inflammatory conditions of the retina. The Phase 1b APEX study of KSI-101 is actively enrolling patients, as a precursor to activating the Phase 2b/3 studies in patients with macular edema secondary to inflammation (“MESI”).

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

Recent Updates

Tarcocimab Clinical Program Summary and Update

Kodiak’s lead clinical program tarcocimab is an investigational anti-VEGF therapy built on Kodiak’s ABC Platform and is designed to maintain potent and effective drug levels in ocular tissues for longer than existing available agents. It is being developed as a mainstay intravitreal biologic monotherapy intended to provide high immediacy, driven by the enhanced formulation, and high durability, driven by the ABC Platform and our science of durability, with the ultimate objective of providing, once approved, a flexible 1-month through 6-month label. Kodiak’s objective with tarcocimab is to enable earlier treatment and prevention of vision loss for patients with diabetic retinopathy and to develop a new high immediacy and high durability agent to improve outcomes for patients with retinal vascular diseases.

To date, tarcocimab has been studied in six pivotal clinical studies: Phase 3 GLOW1 study in diabetic retinopathy (“DR”), Phase 3 BEACON study in retinal vein occlusion (“RVO”), Phase 3 DAYLIGHT study in wet AMD, Phase 3 GLEAM and GLIMMER studies with identical study design in diabetic macular edema (“DME”), and Phase 2/3 DAZZLE study in wet AMD. Of the six registrational studies, GLOW1, BEACON and DAYLIGHT successfully met the primary endpoint. Tarcocimab is currently being studied in two Phase 3 clinical trials, the GLOW2 study in DR and the DAYBREAK study in wet AMD. GLOW2 has completed enrollment and DAYBREAK is actively enrolling. Kodiak anticipates to be in a position to announce topline data for the primary endpoint for GLOW2 in 1Q 2026 and for the primary endpoint for DAYBREAK in 2Q 2026. Kodiak plans to wait for DAYBREAK topline data expected 2Q 2026 in order to file a single Biologics License Application (“BLA”) for tarcocimab in wet AMD, DR and RVO.

Both GLOW2 and DAYBREAK use tarcocimab’s enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to deliver high immediacy and high durability.

More information about study design and results, if completed, from each individual pivotal study are summarized below:

Ongoing Phase 3 Studies:

GLOW2 – Phase 3 Study in Patients with Diabetic Retinopathy

The Phase 3 GLOW2 study is the second registrational trial of tarcocimab in DR. GLOW2 has a similar design as GLOW1 in which all patients randomized to investigational therapy will receive tarcocimab on extended, 6-month dosing. GLOW2 features the benefit of an additional, third monthly loading dose (baseline, Week 4, Week 8) to explore even further benefits with tarcocimab in diabetic retinopathy patients.

GLOW2 study is a prospective, randomized, double-masked, multi-center pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab in treatment-naïve patients with DR. Patients are randomized 1:1 and receive either sham injections or tarcocimab via intravitreal injection at baseline, Week 4, Week 8, Week 20 and Week 44. The primary endpoint is the proportion of eyes improving ≥2 steps on Diabetic Retinopathy Severity Scale ("DRSS") from baseline at Week 48. Additional outcome measures include the proportion of eyes developing a sight threatening complication of diabetic retinopathy and the proportion of eyes improving ≥3 steps on DRSS from baseline at Week 48.

On March 10, 2025, Kodiak announced that GLOW2 completed enrollment, randomizing more than 250 patients. Kodiak expects to be in a position to announce topline data in 1Q 2026.

DAYBREAK – Phase 3 Study in Patients with Wet Age-Related Macular Degeneration

The Phase 3 DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of tarcocimab and KSI-501 against active comparator aflibercept. Patients randomized to tarcocimab will receive individualized dosing every 4 to 24 weeks on an as needed basis following four monthly loading doses. Patients randomized to aflibercept will be dosed per its label. The individualized dosing of tarcocimab is determined by a treat-to-dryness proactive approach, using presence of retinal fluid as a disease activity marker, instead of a combination of central subfield thickness ("CST") and vision loss, which resembles retina specialists' practice and optimizes each patient's treatment. The objectives for tarcocimab in DAYBREAK are to assess its 6-month durability potential, strengthen its competitive position in wet AMD and bolster the regulatory application package for the program.

DAYBREAK is actively enrolling patients, and Kodiak anticipates to be in a position to announce topline data for the primary endpoint in 2Q 2026.

Completed Studies:

GLOW1 – Phase 3 Study in Patients with Non-Proliferative Diabetic Retinopathy without DME

The Phase 3 GLOW1 study was a global, multi-center, randomized pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab in treatment-naïve patients with moderately severe to severe DR. Patients were randomized to receive either tarcocimab every six months after initiating doses given at baseline, 8 weeks and 20 weeks into the study, or to receive sham injections. The primary endpoint was at one year.

On November 6, 2023, Kodiak announced that GLOW1 met its primary endpoint of the proportion of patients with at least a 2-step improvement on the Diabetic Retinopathy Severity Scale (DRSS) score, a grading system measuring the degree of retinopathy. Tarcocimab achieved a 29-fold increased response rate ratio, with 41.1% of evaluable patients on tarcocimab demonstrating at least 2-step improvement versus 1.4% of evaluable patients in the sham group (p-value less than 0.0001). Visual acuity and retinal anatomy were improved and stable with tarcocimab on its extended-dosing intervals. At one year, GLOW1 also met its key secondary endpoint of greater reductions in the proportion of patients developing sight-threatening complications (such as diabetic macular edema and proliferative diabetic retinopathy), versus sham, demonstrating an 89% decreased risk, achieving 21.0% versus 2.3% (p-value less than 0.0001). Tarcocimab also showed a 95% risk reduction in the development of DME, versus sham, from 13.7% on sham versus 0.7% on tarcocimab. The rates of serious ocular adverse events and intraocular inflammation in patients treated with tarcocimab and sham were similar.

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

Under the agreement, Kodiak and Lonza planned a custom-built facility (“Ursus”) dedicated to the commercial-scale manufacturing of Kodiak’s drug substance. In January 2023, the custom-built manufacturing suite Ursus was commissioned as a cGMP facility. Kodiak worked together with Lonza and regulatory authorities to obtain approval for Ursus, and we released our first commercial scale cGMP batch of tarcocimab in July 2023. In October 2023, Kodiak made a final payment of $26.8 million to Lonza for final activation of Ursus. Separately, tarcocimab drug product based on our enhanced formulation was released in March 2024 and is being used in the GLOW2 and DAYBREAK pivotal studies.

KSI-501 Clinical Program Update

KSI-501 is an anti-IL-6, VEGF-trap bispecific antibody biopolymer conjugate built on the ABC Platform and is being developed for high prevalence retinal vascular diseases to address the unmet needs of extended durability and targeting disease biology beyond VEGF for differentiated efficacy. KSI-501 is designed to provide high immediacy/efficacy, driven by the enhanced formulation, and high durability, driven by the ABC Platform and our science of durability.

Higher intraocular levels of IL-6 are correlated with poorer BCVA outcomes over time in wet AMD patients treated with anti-VEGF monotherapy, which suggests that IL-6 inhibition in combination with anti-VEGF therapy could lead to improved outcomes. In preclinical models, KSI-501 was shown to be a potent inhibitor of VEGF and IL-6 and, further, was shown to normalize the blood retinal barrier, opening up the possibility that KSI-501 may be a disease-modifying therapy for retinal vascular diseases. A completed Phase 1 multiple ascending dose study demonstrated that repeated monthly dosing of KSI-501 was well tolerated and achieved clinically meaningful and sustained improvement in visual acuity and fluid reduction in patients with diabetic macular edema.

Kodiak has advanced KSI-501 into a Phase 3 study DAYBREAK to evaluate its efficacy and safety in wet AMD. The DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of KSI-501 and tarcocimab against active comparator aflibercept. Patients randomized to KSI-501 will receive fixed every 8-week dosing with additional individualized dosing (up to monthly dosing) on an as needed basis after 4 monthly loading doses. Patients randomized to aflibercept will be dosed per its label. The primary endpoint is non-inferiority in change in visual acuity from baseline to the average of Week 40, 44 and 48. DAYBREAK uses KSI-501's enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to deliver high immediacy and high durability. The objective for KSI-501 in DAYBREAK is to explore the efficacy potential of bispecific VEGF and IL-6 inhibition in a broad treatment-naïve wet AMD population. DAYBREAK is now actively enrolling patients.

KSI-101 Clinical Program Update

KSI-101 is a novel, potent and high strength (100 mg/mL) bispecific protein targeting IL-6 and VEGF. We are developing KSI-101 for patients who have retinal fluid and inflammation. Currently there are no available intravitreal biologic therapies addressing the spectrum of inflammatory conditions of the retina. We believe that retinal inflammatory conditions represent a new market segment separate from the established anti-VEGF market. KSI-101 is a clinical prospect with opportunities and risks uncoupled from the ABC Platform, and as such is an important part of our late-phase portfolio. We have initiated a dose-finding Phase 1b study APEX. The APEX study evaluates KSI-101 in two cohorts, Cohort 1 in patients with diabetic macular edema ("DME") and Cohort 2 in patients with macular edema secondary to inflammation ("MESI"). The goal of the APEX study is to evaluate the safety and tolerability of KSI-101 and to identify two dose levels to progress into dual Phase 2b/3 studies (PEAK and PINNACLE) in MESI.

In January 2025, we presented early APEX data in patients with MESI that demonstrated strong treatment response at all KSI-101 dose levels. We expect to present additional APEX data at an Investor R&D update in June 2025.

KSI-501 and KSI-101 Manufacturing

We have been progressing the manufacturing of KSI-501 and KSI-101 in preparation for the anticipated clinical studies. Clinical material for both KSI-501 (50 mg/mL strength in our enhanced formulation) and KSI-101 (100 mg/mL strength) were successfully manufactured in the first quarter of 2024.

ABC Platform Development

Kodiak is advancing its platform technology to embed small molecules and other active pharmaceutical ingredients ("API") into Kodiak's proprietary biopolymer backbone to enable high drug-antibody-ratio ("DAR") medicines. The diverse APIs are designed to be released over time to achieve targeted, multi-specific and tailored modulation of biological pathways. The unique combination of high DAR and tailored therapeutic benefit offers potential for broad application to multifactorial systemic and ocular diseases and builds directly from our Antibody Biopolymer Conjugate technology and its 15 years of design, development and manufacturing experience. We call this platform extension our Antibody Biopolymer Conjugate Drug ("ABCD") Platform because we are extending our platform capabilities to include the conjugation of small molecule drugs whereas historically we primarily conjugated biologics such as antibodies.

One program is for the treatment of glaucoma, embedding in the biopolymer backbone (i) an NLRP3 small molecule inhibitor, and (ii) a second small molecule that lowers intraocular pressure ("IOP"). The NLRP3 inflammasome is an intracellular complex that drives inflammation and cell death and is known to play a key role in glaucoma progression. The goal of this duet program is to create an intravitreally injected therapy that delivers two mechanisms of action ("MOA") in a sustained release fashion, to fulfill the unmet needs in the glaucoma field for non-topical, long-durability therapy that delivers MOAs beyond IOP lowering and has the potential of quarterly dosing.

The second program is for the treatment of geographic atrophy (“GA”). There are two approved therapies, both complement inhibitors, and they require monthly or every other month intravitreal injections and neither sufficiently halts disease progression. This program at Kodiak explores the potential to embed in the biopolymer backbone (i) a macrocyclic peptide inhibitor of the complement pathway, and (ii) an NLRP3 small molecule inhibitor. The NLRP3 inflammasome is known to play a key role in AMD disease biology. The objective of this duet program is to create an intravitreally injected ABCD platform-enabled therapy with a dual mechanism of action to achieve better efficacy and extended durability, for quarterly dosing, as compared to currently approved therapies for GA.

Digital Health Platform Development

Kodiak also continues to advance its VETi (Visual Engagement Technology and imager) program. VETi is built on Kodiak’s suite of proprietary LiDAR (Light Detection and Ranging) sensor technologies. VETi is an autonomous AI- and machine-learning-enabled headset that engages directly into the eye. Kodiak’s goal is to commercialize VETi together with Kodiak’s emerging portfolio of retinal medicines using apps that apply AI-enabled tools. Kodiak also believes VETi has future potential to be used to build correlations between VETi data and many human diseases outside of retina and then to be used to diagnose disease and monitor treatment. VETi may also have future potential as an AI-enabled device with similarities to a consumer smartwatch but with direct access into the body and the brain through the eye rather than through the skin.

Financial Operations Overview

Since inception in June 2009, we have devoted substantially all of our resources to discovering and developing product candidates and manufacturing processes, building our ABC Platform and assembling our core capabilities in drug development for a broad spectrum of retinal diseases. We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily through the issuance of common stock and the sale of future royalties.

Components of Operating Results

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the development of our product candidates and ABC Platform. These expenses include certain payroll and personnel expenses, including stock-based compensation, for our research and product development employees; laboratory supplies and facility costs; consulting costs; fees paid to third-party vendors to conduct certain research and development activities on our behalf; and allocated overhead, including rent, equipment, depreciation and utilities. We expense both internal and external research and development expenses as they are incurred. Costs of certain activities, such as manufacturing and preclinical and clinical studies, are generally recognized based on an evaluation of the progress to completion of specific tasks. Payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized. The capitalized amounts are recognized as expense as the goods are delivered or the related services are performed.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in fair value and settlement of derivative contracts and tax expense.

Results of Operations

The following table summarizes the results of our operations for the periods indicated (in thousands, except percentages):

	Year Ended December 31,		Change
	2024	2023	Dollar	Percent
Operating expenses
Research and development	$126,095	$206,298	$(80,203)	(39%)
General and administrative	60,754	71,023	(10,269)	(14%)
Loss from operations	(186,849)	(277,321)	90,472	(33%)
Interest income	11,148	16,733	(5,585)	(33%)
Interest expense	—	(13)	13	*
Other income (expense), net	(506)	110	(616)	*
Net loss	$(176,207)	$(260,491)	$84,284	(32%)

* Change is not meaningful

Research and Development Expenses

Research and development expenses decreased $80.2 million, or 39%, during the year ended December 31, 2024 as compared to 2023.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	Change
Tarcocimab program expenses	$39,496	$90,513	$(51,017)
KSI-501 and KSI-101 program expenses	8,495	7,264	1,231
ABC Platform and other program expenses	12,915	20,997	(8,082)
Payroll and personnel expenses	45,522	65,382	(19,860)
Facilities and other research and development expenses	19,667	22,142	(2,475)
Total research and development expenses	$126,095	$206,298	$(80,203)

Tarcocimab program expenses decreased $51.0 million during the year ended December 31, 2024 as compared to 2023, primarily driven by reduced manufacturing activities and decreased clinical activities for completed trials, partially offset by costs from active clinical trials for the tarcocimab development program.

KSI-501 and KSI-101 program expenses increased $1.2 million during the year ended December 31, 2024 as compared to 2023, stemming from expanding clinical activities for both product candidates.

ABC Platform and other program expenses decreased $8.1 million during the year ended December 31, 2024 as compared to 2023, due to reduced manufacturing activities.

Payroll and personnel expenses decreased $19.9 million during the year ended December 31, 2024 as compared to 2023, mainly attributable to timing of forfeitures of equity awards.

Facilities and other research and development expenses decreased $2.5 million during the year ended December 31, 2024 as compared to 2023, primarily driven by reduced costs for digital transformation activities as well as currency fluctuations in the revaluation of our lease and capital obligations.

General and Administrative Expenses

General and administrative expenses decreased $10.3 million, or 14%, during the year ended December 31, 2024 as compared to 2023, primarily driven by stock-based compensation expense related to previously issued higher value awards becoming fully vested.

Interest Income

Interest income decreased $5.6 million during the year ended December 31, 2024 as compared to 2023, which was mainly attributable to the decrease in cash available to earn interest during 2024.

Other Income (Expense), Net

Other income (expense), net decreased $0.6 million during the year ended December 31, 2024 as compared to 2023, which was mainly attributable to the settlement of foreign currency forward contracts.

Comparison of the Fiscal Years Ended December 31, 2023 and 2022

For a comparison of our results of operations for the fiscal years ended December 31, 2023 and 2022, refer to “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the issuance of common stock and the sale of future royalties. As of December 31, 2024, we had cash and cash equivalents of $168.1 million. We believe that our current cash and cash equivalents will be sufficient to support our current and planned operations into 2026.

Future Funding Requirements

We have incurred net losses and negative cash flows from operations since inception. As of December 31, 2024, we had an accumulated deficit of $1,328.7 million. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

We plan to raise additional capital to maintain current operations and to continue research and development activities. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to pause, scale back or discontinue one or more of our development programs. We may also be required to sell or license rights to our product candidates or indications in certain territories to others that we would prefer to develop and commercialize ourselves. Adequate additional funding may not be available to us on acceptable terms or at all.

Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Refer to the section of this report titled “Part I, Item 1A — Risk Factors” for additional risks associated with our substantial capital requirements.

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
•
the cost and timing associated with commercializing our product candidates, if they receive marketing approval;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the extent to which we acquire or in-license other product candidates and technologies;
•
our ability to establish and maintain collaborations on favorable terms, if at all;
•
our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates; and
•
the costs associated with being a public company.

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

Also, the significant uncertainties caused by any public health crises, on-going geopolitical conflicts, inflation, tariffs, rising interest rates, bank failures, on-going supply chain disruptions and volatile equity capital markets may also negatively impact our operations and capital resources. We and our key clinical and manufacturing partners have been able to continue to advance our operations, and we continue to monitor the impact of the aforementioned events on our ability to continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. One or more of these events may ultimately have a material adverse effect on our liquidity and operating plans.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(117,319)	$(154,183)
Investing activities	(755)	249,226
Financing activities	501	31
Net increase (decrease) in cash, cash equivalents and restricted cash	$(117,573)	$95,074

Cash Flows from Operating Activities

Net cash used in operating activities decreased to $117.3 million for the year ended December 31, 2024, based on operational spend of $88.9 million and changes in operating assets and liabilities of $28.4 million.

Material Cash Requirements and Material Known Contractual Obligations and Commitments

Operating Leases

Operating lease payments represent our commitment for future minimum rent made under non-cancelable leases for our corporate offices in Palo Alto, California, office and laboratory space in Visp, Switzerland, and related to our Ursus Facility. Total future undiscounted payments for our operating lease obligations as of December 31, 2024 were $88.6 million, of which $14.9 million is due in the next twelve months.

Manufacturing Agreements

The Company has entered into service and equipment purchase agreements in the normal course of business with various providers, which can contain minimum commitments or other noncancelable obligations.

As of December 31, 2024, future contractual obligations related to these manufacturing agreements that may be subject to cancellation fees were $19.4 million, of which $15.0 million is expected to be due in the next twelve months.

In addition, future manufacturing contractual obligations totaling approximately 105.3 million Swiss Francs may be incurred for the potential clinical and commercial supply of tarcocimab and other antibody biopolymer conjugates medicines based on the agreements with Lonza for production at the Ursus Facility.

For further information on our leases and manufacturing agreements, refer to Note 8 to our consolidated financial statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability is measured by comparing the carrying amount of the assets to the estimated undiscounted net cash flows which the assets are expected to generate. If such assets are deemed not recoverable, an impairment loss is recognized in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

We applied significant judgment in determining we have one asset group and that there is no lower level to group assets for impairment testing. The determination of the asset group primarily considers the interdependencies of our assets, shared cost structure, and the interrelated future cash flow generation. We assessed the recoverability of our asset group during the year ended December 31, 2023 based on our decision to wind-down the tarcocimab program following the topline results from the Phase 3 GLEAM and GLIMMER studies. We determined that the estimated undiscounted net cash flows which the asset group was forecasted to generate exceeded the carrying amount of the asset group and therefore, no impairment loss was recognized in 2023. There was no such impairment of long-lived assets in the year ended December 31, 2024.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our consolidated financial statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2024, we had cash and cash equivalents of $168.1 million, primarily invested in money market funds. As of December 31, 2023, we had cash and cash equivalents of $285.5 million, primarily invested in money market funds. Due to the nature of the cash equivalents, we do not believe that interest rate risk had a material impact on our consolidated financial statements.

We do not believe that other market risks, like foreign currency exchange rate risk, had a significant impact on our results of operations for any periods presented herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kodiak Sciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kodiak Sciences Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain Research and Development Costs

As described in Note 2 to the consolidated financial statements, costs related to research, design and development of products are charged to research and development expense as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, including stock-based compensation, laboratory supplies, outside services and allocated overhead, including rent, depreciation and utilities. The Company has entered into various agreements with various third parties, including clinical investigator sites, contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"), to provide research and development activities. The Company’s research and development expense for the year ended December 31, 2024 was $126.1 million, of which a portion relates to certain research and development costs.

The principal consideration for our determination that performing procedures relating to certain research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s certain research and development costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing certain research and development costs on a sample basis by agreeing relevant information and expenses incurred to date to the (i) underlying agreements with outside vendors engaged to conduct preclinical studies, clinical trials, and clinical supply manufacturing; (ii) purchase orders; (iii) invoices received; and (iv) underlying payments made for expenses incurred on the contract.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 27, 2025

We have served as the Company’s auditor since 2016.

Kodiak Sciences Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$168,074	$285,507
Prepaid expenses and other current assets	3,862	3,802
Total current assets	171,936	289,309
Restricted cash	6,184	6,324
Property and equipment, net	102,222	120,482
Operating lease right-of-use asset	46,508	54,541
Other assets	8,728	8,716
Total assets	$335,578	$479,372
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,915	$13,608
Accrued and other current liabilities	11,030	18,351
Operating lease liability	10,628	9,770
Total current liabilities	25,573	41,729
Operating lease liability, net of current portion	59,717	71,862
Liability related to sale of future royalties	100,000	100,000
Total liabilities	185,290	213,591
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at December 31, 2024 and December 31, 2023; 52,726,916 and 52,508,602 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	1,479,021	1,418,307
Accumulated deficit	(1,328,738)	(1,152,531)
Total stockholders’ equity	150,288	265,781
Total liabilities and stockholders’ equity	$335,578	$479,372

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating expenses
Research and development	$126,095	$206,298	$267,591
General and administrative	60,754	71,023	73,788
Total operating expenses	186,849	277,321	341,379
Loss from operations	(186,849)	(277,321)	(341,379)
Interest income	11,148	16,733	7,071
Interest expense	—	(13)	(18)
Other income (expense), net	(506)	110	503
Net loss	$(176,207)	$(260,491)	$(333,823)
Net loss per common share, basic and diluted	$(3.35)	$(4.97)	$(6.39)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	52,583,148	52,414,256	52,249,620
Other comprehensive income (loss)
Change in unrealized gains (losses) related to available-for-sale debt securities, net of tax	—	1,307	(1,307)
Total other comprehensive income (loss)	—	1,307	(1,307)
Comprehensive loss	$(176,207)	$(259,184)	$(335,130)

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	51,826,257	$5	$1,221,532	$—	$(558,217)	$663,320
Issuance of common stock upon exercise of stock options	126,999	—	1,770	—	—	1,770
Issuance of common stock upon vesting of restricted stock units	103,032	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	27,863	—	174	—	—	174
Issuance of common stock upon exercise of common stock warrants	249,699	—	—	—	—	—
Stock-based compensation expense	—	—	106,033	—	—	106,033
Other comprehensive loss	—	—	—	(1,307)	—	(1,307)
Net loss	—	—	—	—	(333,823)	(333,823)
Balances at December 31, 2022	52,333,850	5	1,329,509	(1,307)	(892,040)	436,167
Issuance of common stock upon exercise of stock options	7,528	—	60	—	—	60
Issuance of common stock upon vesting of restricted stock units	116,403	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	50,821	—	182	—	—	182
Stock-based compensation expense	—	—	88,556	—	—	88,556
Other comprehensive income	—	—	—	1,307	—	1,307
Net loss	—	—	—	—	(260,491)	(260,491)
Balances at December 31, 2023	52,508,602	5	1,418,307	—	(1,152,531)	265,781
Issuance of common stock upon exercise of stock options	82,790	—	394	—	—	394
Issuance of common stock upon vesting of restricted stock units	86,559	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	48,965	—	107	—	—	107
Stock-based compensation expense	—	—	60,213	—	—	60,213
Net loss	—	—	—	—	(176,207)	(176,207)
Balances at December 31, 2024	52,726,916	$5	$1,479,021	$—	$(1,328,738)	$150,288

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(176,207)	$(260,491)	$(333,823)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	18,710	18,298	3,796
Stock-based compensation	60,213	88,556	106,033
Loss on disposal of long-lived assets	—	2	—
Net amortization (accretion) of premium (discount) on marketable securities	—	(846)	(1,068)
Settlement of derivative contracts	355	—	(616)
Amortization of operating lease right-of-use asset	7,996	7,649	7,205
Amortization of issuance costs	—	4	53
Changes in assets and liabilities:
Prepaid expenses and other current assets	(60)	8,451	(2,744)
Other assets	(12)	426	7,384
Accounts payable	(9,693)	5,597	1,660
Accrued and other current liabilities	(7,371)	(12,907)	(2,246)
Operating lease liability	(11,250)	(8,922)	7,907
Net cash provided by (used in) operating activities	(117,319)	(154,183)	(206,459)
Cash flows from investing activities
Purchase of property and equipment	(375)	(41,350)	(37,021)
Deposits on property and equipment	(25)	(77)	(10,342)
Purchase of marketable securities	—	(49,347)	(427,766)
Maturities of marketable securities	—	340,000	138,000
Settlement of derivative contracts	(355)	—	616
Net cash provided by (used in) investing activities	(755)	249,226	(336,513)
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	394	60	1,770
Proceeds from issuance of common stock pursuant to employee stock purchase plan	107	182	174
Principal payments of tenant improvement allowance payable	—	(211)	(49)
Net cash provided by (used in) financing activities	501	31	1,895
Net increase (decrease) in cash, cash equivalents and restricted cash	(117,573)	95,074	(541,077)
Cash, cash equivalents and restricted cash, at beginning of period	291,831	196,757	737,834
Cash, cash equivalents and restricted cash, at end of period	$174,258	$291,831	$196,757
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$168,074	$285,507	$190,433
Restricted cash	6,184	6,324	6,324
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$174,258	$291,831	$196,757

Supplemental cash flow information:
Cash paid for interest	$—	$13	$18
Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$(49)	$2,668	$(170)
Purchase of property and equipment under accounts payable and accruals	$50	$—	$2,917
Reclassification of deposits to property and equipment	$25	$44,300	$5,363

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. The Company

Kodiak Sciences Inc. (the “Company”) is a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. The Company devotes substantially all of its resources to the research and development of its platform and product candidates including activities to conduct clinical studies of its product candidates, manufacture product candidates and provide general and administrative support for these operations.

Liquidity

As of December 31, 2024, the Company had cash and cash equivalents of $168.1 million. The Company has incurred net losses and negative cash flows from operations since inception. The Company has incurred net losses of $176.2 million, $260.5 million and $333.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The net cash used in operating activities was $117.3 million, $154.2 million and $206.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company has historically funded its operations primarily through the issuance of common stock and the sale of future royalties. The Company’s ability to achieve and sustain profitability will depend on the successful development, approval and commercialization of its product candidates and on the achievement of sufficient revenue to support its cost structure and, unless and until it does, the Company will need to raise additional capital to maintain current operations and to continue research and development activities. The Company continues to monitor and reduce certain expenditures and plans to raise additional capital through approaches that include equity or debt financings, collaborations or a combination of similar transactions. While the Company has been able to raise multiple rounds of financing, there can be no assurance that such financing will be available on terms which are favorable or at all. The Company could be required to pause, scale back or discontinue one or more of its development programs, which could adversely affect the Company’s business, financial condition and results of operations.

The Company believes that the existing cash and cash equivalents may not be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Annual Report on Form 10-K. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and its subsidiaries. All intercompany accounts and transactions have been eliminated. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar. The aggregate foreign currency transaction gain (loss) included in determining net loss was $0.3 million, $(0.1) million, and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Segment Information

The Company operates and manages its business as one operating and reportable segment. Refer to Note 13.

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

Risks and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including health epidemics, labor shortages, bank failures, inflation and monetary supply shifts, tariffs, recession risks and potential disruptions from the geopolitical conflicts. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

The Company’s future results of operations involve a number of risks and uncertainties common to clinical stage companies in the biotechnology industry. The Company’s product candidates are in development and the Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biotechnology companies. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of any of the Company’s product candidates that receive regulatory approval, competition from new technological innovations, substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and vendors.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. As of December 31, 2024 and 2023, cash and cash equivalents were invested primarily in money market funds through highly rated financial institutions. Investments are restricted, in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

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

Restricted Cash

As of December 31, 2024, and 2023, the Company had $6.2 and $6.3 million of long-term restricted cash deposited with financial institutions. The entire amount is held in separate bank accounts to support letter of credit agreements related to the Company’s U.S. corporate offices.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability is measured by comparing the carrying amount of the assets to the estimated undiscounted net cash flows which the assets are expected to generate. If such assets are deemed not recoverable, an impairment loss is recognized in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

The Company applied significant judgment in determining it has one asset group and that there is no lower level to group assets for impairment testing. The determination of the asset group primarily considers the interdependencies of its assets, shared cost structure, and the interrelated future cash flow generation. The Company assessed the recoverability of its asset group during the year ended December 31, 2023 based on the Company’s decision to wind-down the tarcocimab program following the topline results from the Phase 3 GLEAM and GLIMMER studies. The Company determined that the estimated undiscounted net cash flows which the asset group was forecasted to generate exceeded the carrying amount of the asset group. Therefore, no impairment loss was recognized in 2023. There was no such impairment of long-lived assets in the year ended December 31, 2024.

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

Liability related to Sale of Future Royalties

On December 1, 2019, the Company and its subsidiary Kodiak Sciences GmbH entered into a funding agreement with Baker Bros. Advisors, LP ("BBA"), which holds more than 5% of the Company’s stock, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of tarcocimab, the Company’s anti-VEGF antibody biopolymer conjugate therapy, in exchange for $225.0 million. Under the terms of the funding agreement, there is no obligation to repay any funding amount received, other than through the capped royalty payments on future product revenues. The Company recorded the funding amount paid by BBA as a liability on the consolidated balance sheet net of issuance costs, in accordance with ASC 730, Research and Development. Under ASC 730, the significant related party relationship between the Company and BBA creates an implicit obligation to repay the funding amount paid to the Company. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time. In July 2021, the funding agreement was amended, at the Company’s request, that the remaining funding amount of $125.0 million would not be paid. Refer to Note 16.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The ASU was adopted by the Company for the annual period ended December 31, 2024 and for the interim periods beginning January 1, 2025. Refer to Note 13.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in annual consolidated financial statements. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is assessing the impact of this amendment on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is assessing the impact of this standard on its consolidated financial statements and related disclosures.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

3. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Furniture and fixtures	$2,042	$2,042
Machinery and equipment	40,326	39,709
Computer software and hardware	378	378
Leasehold improvement	96,534	96,534
Construction in progress	4,204	4,371
Total property and equipment	143,484	143,034
Less: Accumulated depreciation	(41,262)	(22,552)
Total property and equipment, net	$102,222	$120,482

The Company's property and equipment are maintained in the United States and Switzerland with net book values of $35.6 million and $66.6 million, respectively, as of December 31, 2024 compared to $40.2 million and $80.3 million, respectively, as of December 31, 2023. Depreciation expense was $18.7 million, $18.3 million and $3.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued salaries and benefits	$5,266	$6,078
Accrued clinical trial and related costs	2,803	2,701
Accrued manufacturing and research & development costs	2,148	8,662
Accrued legal fees and professional fees	443	196
Accrued other liabilities	370	714
Total accrued and other current liabilities	$11,030	$18,351

5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$166,464	$—	$—	$166,464
Total	$166,464	$—	$—	$166,464

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$274,466	$—	$—	$274,466
Total	$274,466	$—	$—	$274,466

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

As of December 31, 2024 and 2023, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to BBA, which are considered Level 3 inputs. Refer to Note 16.

There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2024 and 2023.

6. Marketable Securities

As of December 31, 2024 and 2023, there were no marketable securities. There were no reclassifications out of accumulated other comprehensive income (loss), impairment charges or recoveries and no allowance for credit losses recorded for the years ended December 31, 2024, 2023 and 2022, respectively.

7. Derivatives

The Company uses certain derivative instruments, that are not designated as hedges for accounting purposes, which include foreign currency forward contracts. As of December 31, 2024 and 2023, the Company did not have any outstanding derivative instruments.

8. Commitments and Contingencies

Leases

Palo Alto, California Leases

In June 2020, the Company entered into lease agreements for two buildings at 1200 and 1250 Page Mill Road in Palo Alto, California, which are now the Company’s U.S. corporate offices. The facilities are approximately 82,662 square feet and 72,812 square feet, respectively and include office and laboratory space. For 1200 Page Mill Road, the monthly rent during the initial 6.5-year term will be approximately $0.6 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $7.2 million. The Company has an option to extend the lease term for a period of 6.5 years. For 1250 Page Mill Road, the monthly rent during the initial 13-year term will be approximately $0.5 million, with annual year-over-year increases of 3% plus certain operating expenses and taxes and total rent abatement of approximately $6.3 million. The Company has two options to extend the lease term for a period of 5 years each. The Company determined that the renewal options were not reasonably certain at lease inception for the two buildings. The Company executed a $10.9 million cash-collateralized letter of credit, which was subsequently reduced to $6.2 million as a result of meeting certain reduction requirements specified therein in 2020. The cash collateralizing the letter of credit is classified as restricted cash on the Company’s consolidated balance sheet. The Landlord will provide a tenant improvement allowance of approximately $1.2 million for 1200 Page Mill Road and $10.6 million for 1250 Page Mill Road. The Company has fully utilized $10.6 million of the tenant improvement allowance for 1250 Page Mill Road. Under ASC 842, the Company classified these leases as operating leases and recorded right-of-use assets and lease liabilities on the lease commencement date.

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

The maturities of the operating lease liabilities, including the Ursus Facility lease, as of December 31, 2024 were as follows (in thousands):

Year ending December 31,	As of December 31, 2024
2025	$14,910
2026	16,537
2027	9,809
2028	8,606
2029	8,832
Thereafter	29,931
Total undiscounted lease payments	88,625
Less: imputed interest	(18,280)
Total operating lease liabilities	$70,345

The minimum lease payments above do not include any related common area maintenance charges or real estate taxes. The operating lease expenses for the years ended December 31, 2024, 2023 and 2022 were $13.0 million, $13.2 million and $12.8 million, respectively. Variable lease expenses, including common area maintenance charges and real estate taxes, for the years ended December 31, 2024, 2023 and 2022 were $3.3 million, $3.6 million and $3.1 million, respectively.

The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	6.8	7.5
Weighted-average discount rate	6.8%	6.8%

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

As of December 31, 2024, future contractual obligations related to these manufacturing agreements that may be subject to cancellation fees, was $19.4 million. This amount represents our minimal contractual obligations, excluding the commitments under the Ursus Facility arrangement. Purchases under these manufacturing agreements for the years ended December 31, 2024, 2023 and 2022 were $25.8 million, $59.7 million and $47.4 million, respectively.

In addition, future manufacturing contractual obligations totaling approximately 105.3 million Swiss Francs may be incurred for the potential clinical and commercial supply of tarcocimab and other antibody biopolymer conjugates medicines based on the agreements with Lonza for production at the Ursus Facility.

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

Legal Proceedings

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Management is currently not aware of any matters that could have a material adverse effect on the its financial position, results of operations or cash flows. The Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount.

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

9. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
United States	$(118,783)	$(143,256)	$(163,240)
Foreign	(57,404)	(117,176)	(170,550)
Total loss before income taxes	$(176,187)	$(260,432)	$(333,790)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	20	33	33
Total current	20	33	33

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Provision (Benefit) for income taxes	$20	$33	$33

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$146,537	$133,919
Intangible assets	11,902	163,841
Research and development tax credits	32,641	29,630
Stock-based compensation	27,904	24,344
Accruals	1,085	1,086
Operating lease liability	13,748	15,845
Sec. 174 Capitalized R&D	23,683	16,992
Total deferred tax assets	257,500	385,657
Valuation allowance	(247,216)	(373,474)
Net deferred tax assets	10,284	12,183
Deferred tax liabilities:
Operating lease right-of-use asset	(8,822)	(10,362)
Property and equipment	(1,462)	(1,821)
Total deferred tax liabilities	(10,284)	(12,183)
Total net deferred tax assets	$—	$—

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The net change in the total valuation allowance for the years ended December 31, 2024 and 2023, was a decrease of approximately $126.3 million and an increase of $25.7 million, respectively. The decrease in the year ended December 31, 2024 was due to the expiration of a foreign intangible asset.

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

As of December 31, 2024, the Company had $111.5 million of federal and $616.3 million of state net operating loss available to offset future taxable income. A portion of the federal net operating loss carryforwards begin to expire in 2035 and the state net operating loss carryforwards begin to expire in 2035, if not utilized. $93.4 million of the federal net operating loss are not subject to expiration.

As of December 31, 2024, the Company also had federal and state research and development credit carryforwards of approximately $31.5 million and $9.9 million, respectively. The federal research and development credit carryforwards expire beginning 2035. The California tax credit can be carried forward indefinitely.

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes	0.3	(2.6)	5.8
Foreign tax rate differential	(3.0)	(4.3)	(4.7)
Intangible valuation	(86.2)	(0.8)	-
Research tax credit	1.3	1.4	1.8
Stock-based compensation	(5.1)	(4.1)	(3.9)
Other	-	(0.1)	-
Change in valuation allowance	71.7	(10.5)	(20.0)
Provision for income taxes	0.0%	0.0%	0.0%

The decrease in the intangible valuation in the year ended December 31, 2024 was due to the expiration of a foreign intangible asset.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. As of December 31, 2024, 2023 and 2022, none of the unrecognized tax benefits would affect income tax expense with consideration of the valuation allowance. The Company does not anticipate the uncertain tax positions will materially change in the next 12 months. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

The beginning and ending unrecognized tax benefits amounts are as follows (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Unrecognized tax benefits at beginning of period	$8,245	$7,578	$6,729
Increases related to current year tax positions	558	667	849
Unrecognized tax benefits at end of period	$8,803	$8,245	$7,578

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

10. Preferred Stock

As of December 31, 2024 and 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue up to 10,000,000 shares of preferred stock at the par value of $0.0001 per share. As of December 31, 2024, there are no shares of the Company’s preferred stock issued or outstanding.

11. Common Stock

As of December 31, 2024 and 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue 490,000,000 shares of common stock at the par value of $0.0001 per share. Each share of common stock is entitled to one vote. The board of directors may declare and pay dividends to holders of common stock. The Company has never declared or paid any dividends on common stock.

The Company had reserved common stock for future issuances as follows:

	December 31, 2024	December 31, 2023
Exercise of options outstanding and release of restricted shares	19,994,733	17,766,283
Issuance of common stock under the 2018 Equity Incentive Plan	1,862,920	2,460,375
Issuance of common stock under the 2018 Employee Share Purchase Plan	325,393	374,358
Total	22,183,046	20,601,016

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

The number of shares available for issuance increased by 2,100,344 shares in 2024 and there were 1,862,920 shares available for grant under the 2018 Plan as of December 31, 2024.

2021 Long-Term Performance Incentive Plan

The 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”) was designed to be a long-term, pay-for-performance, incentive plan that would further align the interests of management and other eligible employees with the creation of substantial long-term value for the Company's stockholders. During 2021, eligible employees were provided a one-time opportunity to "opt-in" and forgo a portion of their annual equity incentive awards in exchange for a one-time grant of performance-based stock options from the 2021 LTPIP and 2018 Plan, collectively referred to as the "LTPIP Program". There were no options granted under the LTPIP Program for the year ended December 31, 2024.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Shares underlying the options granted under the LTPIP Program may be earned based on the achievement of the performance-based requirement based on stock price goals and/or certain operational milestones based on approval by the U.S. Food and Drug Administration of a Biologics License Application in respect of a first, second, and third major indication and based on sales. The performance-based requirement and operational milestones were not achieved as of December 31, 2024.

The Company determined the exchange of the original award of annual equity incentive awards with the modified award of options granted under the LTPIP Program represented a change in the original terms and conditions. The modification resulted in additional compensation cost equal to the incremental value between the original and modified awards to be recognized. For the annual equity incentive awards, the Company continues to record the unrecognized compensation expense over the original vesting period. For the options granted under the LTPIP Program, the stock-based compensation expense recognized during the years ended December 31, 2024, 2023 and 2022 was $42.9 million, $53.7 million and $65.1 million, respectively.

As of December 31, 2024, there was $96.3 million of unrecognized stock-based compensation expense related to the 5,659,816 options granted under the LTPIP Program, but not yet earned or vested, to be recognized over a weighted-average period of 2.07 years.

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 LTPIP, 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	17,601,466	$43.86	7.29	$933
Granted	4,249,650	$2.59
Exercised	(82,790)	$4.75
Forfeited or canceled	(1,895,253)	$34.78
Outstanding at December 31, 2024	19,873,073	$36.06	6.88	$51,018
Shares exercisable December 31, 2024	11,334,432	$33.97	5.94	$22,755
Vested and expected to vest December 31, 2024	19,873,073	$36.06	6.88	$51,018

The weighted-average grant date fair value of the time-vested stock options granted for 2024, 2023 and 2022 was $1.74, $4.51 and $6.31 per share, respectively. The total intrinsic value of stock options exercised during 2024, 2023 and 2022 was $0.3 million, not significant, $6.1 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

Employee Stock Options

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of time-vested employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	92%	86%	83%
Risk-free interest rate	3.91%	3.55%	2.86%
Dividend yield	0%	0%	0%
Expected term	3.99	4.00	5.98

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The Company granted 4,195,650 options to employees in 2024. The total fair value of employee options vested during the years ended December 31, 2024, 2023 and 2022 was $13.4 million, $25.6 million and $28.9 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2024, 2023 and 2022 for options granted to employees, including the options granted under the LTPIP Program, was $56.7 million, $80.8 million and $93.8 million, respectively.

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	164,817	$49.87
Granted	75,100	$3.23
Vested	(86,559)	$59.68
Canceled	(31,698)	$42.27
Unvested at December 31, 2024	121,660	$16.08

Employee Restricted Stock Units

The Company granted 75,100 RSUs to employees in 2024. The total fair value of RSUs vested during the year ended December 31, 2024, 2023, and 2022 was $3.5 million, $4.8 million and $4.9 million, respectively. Stock-based compensation expense recognized during the years ended December 31, 2024, 2023 and 2022 for RSUs was $2.4 million, $4.5 million, and $4.6 million, respectively.

Non-Employee Awards

The Company granted 54,000 stock options to non-employees during the year ended December 31, 2024. The Company granted 22,500 stock options and 1,500 RSUs to non-employees during the year ended December 31, 2023. The fair value of non-employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2024	2023	2022
Expected volatility	92%	88%	—
Risk-free interest rate	4.44%	3.82%	—
Dividend yield	0%	0%	—
Expected term	3.28	4.11	—

Stock-based compensation expense recognized during the years ended December 31, 2024, 2023 and 2022 for equity awards granted to non-employees was $0.2 million, $0.9 million and $1.2 million, respectively.

Performance-Based Awards

In December 2019, the Company granted 170,150 performance-based stock options and 128,900 performance-based RSUs (collectively "2019 PSA"). These equity awards would vest 25% upon the achievement of specific clinical development milestones. The remaining awards would then vest in three equal annual installments after that date. The performance criteria for 2019 PSA was achieved in June 2021. 37,925 of the performance-based stock options and 21,570 of the performance-based restricted stock vested during 2024. The total fair value of the performance-based stock options and RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $3.4 million, $3.7 million and $3.9 million, respectively.

The Company estimated the fair value of the 2019 PSA using the Black-Scholes valuation model and significant assumptions included an expected volatility of 72%, a risk-free rate of 1.67%, expected dividend yield of 0%, and expected term of 6.31 years.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

In February 2021, the Company granted 190,831 performance-based stock options ("2021 Feb PSO"). These stock options will vest 25% upon the achievement of specific clinical development milestones. The remaining awards would then vest in 36 successive equal monthly installments after the performance criteria is achieved. The performance criteria for 2021 Feb PSOs was achieved in February 2022. 44,695 of the performance-based stock options vested during 2024. The total fair value of the performance-based stock options vested during the year ended December 31, 2024, 2023 and 2022 was $3.5 million, $3.1 million and $6.2 million, respectively.

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

Performance-based awards are recorded as expense beginning when vesting events are determined to be probable. Stock-based compensation expense recognized during the years ended December 31, 2024, 2023 and 2022 for the performance-based equity awards was $0.8 million, $2.2 million and $6.3 million, respectively.

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

The Company issued 48,965 shares under the ESPP during the year ended December 31, 2024. Stock-based compensation expense recognized during the year ended December 31, 2024, 2023 and 2022 for the ESPP was $0.1 million, $0.2 million and $0.2 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation is classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$24,162	$44,014	$59,288
General and administrative	36,051	44,542	46,745
Total stock-based compensation	$60,213	$88,556	$106,033

As of December 31, 2024, the Company had $115.7 million of unrecognized compensation expense related to unvested share-based awards including options granted under the LTPIP Program and ESPP, which is expected to be recognized over a weighted-average period of 2.08 years.

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as accrued liabilities and other current liabilities on the consolidated balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. At December 31, 2024, there were no early exercised stock options subject to the Company’s right of repurchase.

13. Segment Information

The Company operates and manages its business as one operating and reportable segment, which is the business of researching, developing and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. The chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM uses net loss to allocate resources and assess performance when making decisions on the timing and extent of the Company's development programs for its product candidates. The assets are managed on a consolidated basis as reported on the consolidated balance sheets.

The significant expense categories within net loss are presented on the consolidated statements of operations. The research and development expenses have been disaggregated as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tarcocimab program expenses	$39,496	$90,513	$132,953
KSI-501 and KSI-101 program expenses	8,495	7,264	6,964
ABC Platform and other program expenses	12,915	20,997	27,409
Payroll and personnel expenses	45,522	65,382	79,314
Facilities and other research and development expenses	19,667	22,142	20,951
Total research and development expenses	$126,095	$206,298	$267,591

14. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to common stockholders	$(176,207)	$(260,491)	$(333,823)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	52,583,148	52,414,256	52,249,620
Net loss per share attributable to common stockholders, basic and diluted	$(3.35)	$(4.97)	$(6.39)

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of December 31,
	2024	2023	2022
Outstanding stock options	19,873,073	17,601,466	16,542,107
Unvested restricted shares	121,660	164,817	280,522
Total	19,994,733	17,766,283	16,822,629

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

15. 401(k) Plan

In 2011, the Company adopted a 401(k) retirement and savings plan covering all employees. The 401(k) plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The 401(k) plan was amended to include an employer matching provision in 2019. The Company will make matching contributions of 100% of employee contributions up to a maximum of $10,250. For the years ended December 31, 2024, 2023 and 2022, the expense related to the matching contributions was $0.9 million, $0.9 million and $0.9 million, respectively.

16. Liability related to Sale of Future Royalties

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

The Company recorded the initial $100.0 million payment as a liability on the consolidated balance sheet net of issuance costs. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time. As of December 31, 2024, royalty payments are not probable and estimable. For the years ended December 31, 2024, 2023, and 2022, no interest expense was recognized for the liability related to the sale of future royalties.

17. Subsequent Event

In March 2025, the Company entered into a sublease agreement for the corporate office space located at 1200 Page Mill Road for the remainder of the initial lease term until February 2027. The Company retains the option to reoccupy the space and to extend the lease term of the building located at 1200 Page Mill Road for a period of 6.5 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

We are a non-accelerated filer under the Exchange Act and not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, this Annual Report does not include an attestation report of our registered public accounting firm regarding the effectiveness of internal control over financial reporting as of December 31, 2024.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2024, or the Proxy Statement, under the captions “Executive Officers” and “Board of Directors and Corporate Governance”, and is incorporated in this Annual Report on Form 10-K by reference.

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

Our board of directors has adopted insider trading policies and procedures that govern the purchase, sale, and other dispositions of our securities by our directors, officers, and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement under the captions “Executive Compensation” (excluding the information presented under the subheading “Pay Versus Performance”) and “Non-Employee Director Compensation” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement under the captions “Related-Person Transactions” and “Board of Directors and Corporate Governance – Director Independence” and is incorporated in this Annual Report on Form 10-K by reference.

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

(3) EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Kodiak Sciences Inc.	10-Q	001-38682	3.1	11/16/2018

3.2	Amended and Restated Bylaws of Kodiak Sciences Inc.	10-Q	001-38682	3.2	11/16/2018

4.1	Form of Common Stock Certificate	S-1/A	333-227237	4.1	9/24/2018

4.2	Investors’ Rights Agreement, dated September 8, 2015, as amended, by and among the registrant and the investors and founders named therein	S-1/A	333-227237	4.2	9/24/2018

4.5	Form of Class B Share Warrant	S-1/A	333-227237	4.5	9/7/2018

4.6	Description of Securities	10-K	001-38682	4.6	3/16/2020

4.7	Registration Rights Agreement, dated March 1, 2021, by and among the registrant and the investors named therein	10-K	001-38682	4.7	3/1/2021

10.1+	Form of Director and Officer Indemnification Agreement	S-1/A	333-227237	10.1	9/24/2018

10.2+	2009 Options and Profits Interest Plan	S-1	333-227237	10.2	9/7/2018

10.3+	2015 Share Incentive Plan	S-1	333-227237	10.3	9/7/2018

10.4+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2009 Option and Profits Interest Plan	S-1	333-227237	10.4	9/7/2018

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Share Incentive Plan	S-1	333-227237	10.5	9/7/2018

10.6+	2018 Equity Incentive Plan	S-1/A	333-227237	10.6	9/24/2018

10.7+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.7	9/24/2018

10.8+	Form of Notice of Restricted Stock Unit Grant and Terms and Conditions of Restricted Stock Unit Grant under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.8	9/24/2018

10.9+	2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.9	9/24/2018

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.10+	Form of Subscription Agreement under the 2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.10	9/24/2018

10.11+	Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Victor Perlroth	S-1/A	333-227237	10.11	9/24/2018

10.12+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and John Borgeson	S-1/A	333-227237	10.12	9/24/2018

10.13+	Executive Incentive Compensation Plan	S-1/A	333-227237	10.15	9/24/2018

10.14	Funding Agreement, dated as of December 1, 2019, between Kodiak Sciences Inc., Kodiak Sciences GmbH and Baker Bros. Advisors, LP	8-K	001-38682	10.1	12/2/2019

10.15	Lease Agreement for 1200 Page Mill Road, Building 3, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020	10-Q	001-38682	10.1	8/10/2020

10.16	Lease Agreement for 1250 Page Mill Road, Building 4, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020	10-Q	001-38682	10.2	8/10/2020

10.17	Letter Agreement, dated July 22, 2021	8-K	001-38682	10.1	7/23/2021

10.18	2021 Long-Term Performance Incentive Plan	10-Q	001-38682	10.1	11/9/2021

19.1*	Kodiak Sciences Inc. Insider Trading Policy

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Recoupment Policy	10-K	001-38682	97.1	3/28/2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK SCIENCES INC.

Date: March 27, 2025	By:	/s/ Victor Perlroth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Victor Perlroth	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2025
Victor Perlroth, M.D.

/s/ John Borgeson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2025
John Borgeson

/s/ Felix J. Baker	Director	March 27, 2025
Felix J. Baker, Ph.D.

/s/ Charles Bancroft	Director	March 27, 2025
Charles Bancroft

/s/ Bassil I. Dahiyat	Director	March 27, 2025
Bassil I. Dahiyat, Ph.D.

/s/ Richard S. Levy	Director	March 27, 2025
Richard S. Levy, M.D.

/s/ Robert A. Profusek	Director	March 27, 2025
Robert A. Profusek, J.D.

/s/ Taiyin Yang	Director	March 27, 2025
Taiyin Yang, Ph.D.