Form 10-Q
period 2025-03-31
Kodiak Sciences Inc.
filed 2025-05-14
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 52,763,541 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to progress each of our product candidates, including tarcocimab, KSI-501 and KSI-101, into later stages of development and towards a Biologics License Application, or BLA;
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

i

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

Kodiak®, Kodiak Sciences®, ABC®, ABC Platform®, ABCD™ and the Kodiak logo are registered trademarks or trademarks of Kodiak Sciences Inc. in various global jurisdictions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$138,851	$168,074
Prepaid expenses and other current assets	3,834	3,862
Total current assets	142,685	171,936
Restricted cash	6,184	6,184
Property and equipment, net	97,903	102,222
Operating lease right-of-use asset	42,473	46,508
Other assets	8,664	8,728
Total assets	$297,909	$335,578
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,543	$3,915
Accrued and other current liabilities	13,385	11,030
Operating lease liability	10,948	10,628
Total current liabilities	30,876	25,573
Operating lease liability, net of current portion	56,691	59,717
Liability related to sale of future royalties	100,000	100,000
Long-term deposit	1,500	—
Total liabilities	189,067	185,290
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 490,000,000 shares authorized at March 31, 2025 and December 31, 2024; 52,751,875 and 52,726,916 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	1,495,036	1,479,021
Accumulated deficit	(1,386,199)	(1,328,738)
Total stockholders’ equity	108,842	150,288
Total liabilities and stockholders’ equity	$297,909	$335,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$43,644	$29,931
General and administrative	15,429	16,124
Total operating expenses	59,073	46,055
Loss from operations	(59,073)	(46,055)
Interest income	1,602	3,353
Other income (expense), net	10	(337)
Net loss and comprehensive loss	$(57,461)	$(43,039)
Net loss per common share, basic and diluted	$(1.09)	$(0.82)
Weighted-average shares of common stock outstanding used in computing net loss per common share, basic and diluted	52,746,318	52,510,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	52,726,916	$5	$1,479,021	$(1,328,738)	$150,288
Issuance of common stock upon exercise of stock options	21,427	—	124	—	124
Issuance of common stock upon vesting of restricted stock units	3,532	—	—	—	—
Stock-based compensation expense	—	—	15,891	—	15,891
Net loss	—	—	—	(57,461)	(57,461)
Balances at March 31, 2025	52,751,875	$5	$1,495,036	$(1,386,199)	$108,842

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	52,508,602	$5	$1,418,307	$(1,152,531)	$265,781
Issuance of common stock upon exercise of stock options	8,333	—	38	—	38
Issuance of common stock upon vesting of restricted stock units	6,512	—	—	—	—
Stock-based compensation expense	—	—	18,409	—	18,409
Net loss	—	—	—	(43,039)	(43,039)
Balances at March 31, 2024	52,523,447	$5	$1,436,754	$(1,195,570)	$241,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(57,461)	$(43,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,603	4,703
Stock-based compensation	15,891	18,409
Loss on disposal of long-lived assets	8	—
Non-cash lease impairment expense	1,910	—
Settlement of derivative contracts	—	144
Amortization of operating lease right-of-use asset	2,125	1,943
Changes in assets and liabilities:
Prepaid expenses and other current assets	28	(1,791)
Other assets	64	15
Accounts payable	2,606	(11,123)
Accrued and other current liabilities	2,355	(5,586)
Operating lease liability	(2,706)	(3,275)
Long-term deposit	1,500	—
Net cash used in operating activities	(29,077)	(39,600)
Cash flows from investing activities
Purchase of property and equipment	(270)	(22)
Settlement of derivative contracts	—	(144)
Net cash used in investing activities	(270)	(166)
Cash flows from financing activities
Proceeds from issuance of common stock upon options exercise	124	38
Net cash provided by financing activities	124	38
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,223)	(39,728)
Cash, cash equivalents and restricted cash, at beginning of period	174,258	291,831
Cash, cash equivalents and restricted cash, at end of period	$145,035	$252,103
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$138,851	$245,919
Restricted cash	6,184	6,184
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$145,035	$252,103

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$(49)
Purchase of property and equipment under accounts payable and accruals	$72	$—

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

Liquidity

As of March 31, 2025, the Company had cash and cash equivalents of $138.9 million. The Company has incurred net losses and negative cash flows from operations since inception. The Company has incurred net losses of $57.5 million and $43.0 million for the three months ended March 31, 2025 and 2024, respectively. The net cash used in operating activities was $29.1 million and $39.6 million for the three months ended March 31, 2025 and 2024, respectively.

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

These condensed consolidated financial statements have been prepared on a basis substantially consistent with, and should be read in conjunction with the audited financial statements for the year ended December 31, 2024 and notes thereto, including the Company’s critical accounting policies for accrued research and development, stock-based compensation, and impairment of long-lived assets, the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted from this report. The results of operations for any interim period are not necessarily indicative of the results for the year ending December 31, 2025, or for any future period.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the estimated undiscounted net cash flows which the assets are expected to generate. If such assets are deemed not recoverable, an impairment loss is recognized in the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

During the three months ended March 31, 2025, the Company subleased its building at 1200 Page Mill Road, Palo Alto, California, as further disclosed in Note 5. The Company performed a review of its asset group and determined that the right-of-use asset related to this building should be placed in a separate asset group because the sublease activities and cash flows are largely independent of the rest of the Company’s cash flows. The Company accounted for this change in asset group prospectively. Further, the Company concluded that the sublease of this building was a triggering event indicating that the asset group’s carrying amount may not be recoverable. The Company performed a recoverability analysis of the asset group and concluded that the net carrying value of the asset group exceeded the undiscounted net cash flows, indicating that an impairment loss should be recorded. The Company estimated the fair value of the right-of-use asset and recorded non-cash lease impairment expense of $1.9 million for the three months ended March 31, 2025. The impairment loss was recognized within general and administrative expense in the unaudited condensed consolidated statement of operations.

The fair value of the right-of-use asset was estimated using the discounted future cash flow method, which included the Company’s sublease rental income, which reflected current sublease market conditions, as well as a discount rate, which represented a rate that the Company estimated a market participant would require in assuming the risks associated with those cash flows. The estimates and assumptions used in the assessment of the right-of-use asset represent Level 3 measurements because they are based on unobservable inputs that reflect management's best estimate of what market participants would use.

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2025, are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below within the “Recent Accounting Pronouncements” section.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), and adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The ASU was adopted by the Company for the annual period ended December 31, 2024 and for the interim periods beginning January 1, 2025. Refer to Note 7.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in annual consolidated financial statements. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is assessing the impact of this amendment on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company will adopt this amendment on a prospective basis. The Company is assessing the impact of this amendment on its consolidated financial statements and related disclosures.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued salaries and benefits	$6,381	$5,266
Accrued clinical trial and related costs	3,903	2,803
Accrued manufacturing and research & development costs	1,808	2,148
Accrued legal fees and professional fees	376	443
Accrued other liabilities	917	370
Total accrued and other current liabilities	$13,385	$11,030

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$135,193	$—	$—	$135,193
Total cash equivalents	135,193	—	—	135,193
Cash	3,658	—	—	3,658
Total cash and cash equivalents	$138,851	$—	$—	$138,851

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$166,464	$—	$—	$166,464
Total cash equivalents	166,464	—	—	166,464
Cash	1,610	—	—	1,610
Total cash and cash equivalents	$168,074	$—	$—	$168,074

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of March 31, 2025, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

As discussed in Notes 2 and 5, the Company entered into an agreement in March 2025 to sublease its building at 1200 Page Mill Road, which triggered an evaluation of the carrying amount of the related right-of-use asset. The Company determined that the carrying amount was no longer recoverable and wrote it down to its estimated fair value, which resulted in a non-cash lease impairment expense of $1.9 million. Estimated fair value was based on expected sublease rental income, which reflected current sublease market conditions, discounted at a market rate of return on similar assets. The estimates and assumptions used are considered Level 3 inputs.

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

In March 2025, the Company entered into an agreement to sublease its building at 1200 Page Mill Road. The term of the sublease is from March 2025 to February 2027, with no option to extend the lease. Sublease income is recorded as a reduction to rent expense and included within general and administrative expense. Future minimum lease payments to be received under the sublease are $5.0 million, $5.7 million and $0.5 million for the years ended December 31, 2025, 2026 and 2027, respectively. The remaining lease cost to be recognized by the Company exceeded the anticipated sublease income and, as a result, the Company recognized a non-cash lease impairment expense of $1.9 million during the three months ended March 31, 2025. Refer to Note 2 for additional disclosure. During the three months ended March 31, 2025, the Company recognized $0.5 million of sublease income, which was recorded as a reduction to rent expense.

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

Legal Proceedings

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Management is currently not aware of any matters that could have a material adverse effect on its financial position, results of operations or cash flows. The Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount.

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

6. Stock-Based Compensation

Shares of common stock available for issuance under the Company's equity incentive plans at March 31, 2025 were as follows:

March 31, 2025
Outstanding stock awards	19,843,673
Reserved for future award grants	4,098,097
Reserved for future ESPP	325,393
Total	24,267,163

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”), 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	19,873,073	$36.06	6.88	$51,018
Granted	174,000	$4.26
Exercised	(21,427)	$5.78
Forfeited or canceled	(315,226)	$18.16
Outstanding at March 31, 2025	19,710,420	$36.10	6.62	$1,897

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	121,660	$16.08
Granted	19,000	$3.57
Vested	(3,532)	$49.77
Canceled	(3,875)	$29.20
Unvested at March 31, 2025	133,253	$13.03

Stock-Based Compensation Expense

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$7,858	$8,703
General and administrative	8,033	9,706
Total stock-based compensation	$15,891	$18,409

7. Segment Information

The Company operates and manages its business as one operating and reportable segment, which is the business of researching, developing and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. The chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM uses net loss to allocate resources and assess performance when making decisions on the timing and extent of the Company's development programs for its product candidates. The assets are managed on a consolidated basis as reported on the condensed consolidated balance sheets.

The significant expense categories within net loss are presented on the condensed consolidated statements of operations. The research and development expenses have been disaggregated as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Tarcocimab program expenses	$14,276	$5,969
KSI-501 and KSI-101 program expenses	4,217	2,221
ABC Platform and other program expenses	5,645	2,586
Payroll and personnel expenses	14,270	14,359
Facilities and other research and development expenses	5,236	4,796
Total research and development expenses	$43,644	$29,931

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	As of March 31,
	2025	2024
Outstanding stock options	19,710,420	17,320,076
Unvested restricted shares	133,253	151,716
Employee stock purchase plan	50,248	70,761
Total	19,893,921	17,542,553

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report and with our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 27, 2025. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled “Part II, Item 1A — Risk Factors” and elsewhere in this report.

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

DAYBREAK – Phase 3 Study in Patients with Wet Age-Related Macular Degeneration

The Phase 3 DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of tarcocimab and KSI-501 against active comparator aflibercept. Patients randomized to tarcocimab will receive individualized dosing every 4 to 24 weeks on an as needed basis following four monthly loading doses. Patients randomized to aflibercept will be dosed per its label. The individualized dosing of tarcocimab is determined by a treat-to-dryness proactive approach, using presence of retinal fluid as a disease activity marker (instead of a combination of central subfield thickness ("CST") and vision loss), which resembles retina specialists' practice and optimizes each patient's treatment. The objectives for tarcocimab in DAYBREAK are to assess its 6-month durability potential, strengthen its competitive position in wet AMD and bolster the regulatory application package for the program.

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

In January 2025, we presented early APEX data in patients with MESI that demonstrated strong treatment response at all KSI-101 dose levels. We expect to present additional APEX data at an Investor R&D update in July 2025.

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

One program is for the treatment of glaucoma, embedding in the biopolymer backbone (i) an NLRP3 small molecule inhibitor, and (ii) a second small molecule that lowers intraocular pressure ("IOP"). The NLRP3 inflammasome is an intracellular complex that drives inflammation and cell death and is known to play a key role in glaucoma progression. The goal of this duet program is to create an intravitreally injected therapy that delivers two mechanisms of action ("MOA") in a sustained release fashion, to fulfill the unmet needs in the glaucoma field for a long-durability therapy that delivers MOAs beyond IOP lowering and has the potential for quarterly dosing.

The second program is for the treatment of geographic atrophy (“GA”). There are two approved therapies, both complement inhibitors, and they require monthly or every other month intravitreal injections and neither sufficiently halts disease progression. This program at Kodiak explores the potential to embed in the biopolymer backbone (i) a macrocyclic peptide inhibitor of the complement pathway, and (ii) an NLRP3 small molecule inhibitor. The NLRP3 inflammasome is known to play a key role in AMD disease biology. The objective of this duet program is to create an intravitreally injected ABCD platform-enabled therapy with a dual mechanism of action to achieve better efficacy and extended durability, for quarterly dosing, as compared to currently approved therapies for GA, which are based on a single mechanism of action and are dosed monthly or every other month.

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

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses
Research and development	$43,644	$29,931	$13,713
General and administrative	15,429	16,124	(695)
Loss from operations	(59,073)	(46,055)	(13,018)
Interest income	1,602	3,353	(1,751)
Other income (expense), net	10	(337)	347
Net loss	$(57,461)	$(43,039)	$(14,422)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended March 31,
	2025	2024	Change
Tarcocimab program expenses	$14,276	$5,969	$8,307
KSI-501 and KSI-101 program expenses	4,217	2,221	1,996
ABC Platform and other program expenses	5,645	2,586	3,059
Payroll and personnel expenses	14,270	14,359	(89)
Facilities and other research and development expenses	5,236	4,796	440
Total research and development expenses	$43,644	$29,931	$13,713

Tarcocimab program expenses increased $8.3 million during the three months ended March 31, 2025 as compared to the same period in 2024, primarily driven by increased expenses related to ongoing GLOW2 and DAYBREAK pivotal phase 3 clinical trials and increased tarcocimab manufacturing activities in preparation for a BLA filing.

KSI-501 and KSI-101 program expenses increased $2.0 million during the three months ended March 31, 2025 as compared to the same period in 2024, due to expanding clinical activities for the DAYBREAK and APEX studies, partially offset by reduced manufacturing expenses due to timing of production runs.

ABC Platform and other program expenses increased $3.1 million during the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to increased biopolymer manufacturing activities in the current quarter.

Payroll and personnel expenses remained relatively flat during the three months ended March 31, 2025 as compared to the same period in 2024.

Facilities and other research and development expenses increased $0.4 million during the three months ended March 31, 2025 as compared to the same period in 2024, primarily driven by currency fluctuations in the revaluation of our lease obligations.

General and Administrative Expenses

General and administrative expenses decreased $0.7 million during the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily driven by lower stock-based compensation expense related to previously issued higher value awards becoming fully vested and lower net rent expense after subleasing one of our Palo Alto buildings, partially offset by a non-cash $1.9 million lease impairment expense recorded in the first quarter of 2025 also related to the sublease.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the issuance of common stock and the sale of future royalties. As of March 31, 2025, we had cash and cash equivalents of $138.9 million. We believe that our current cash and cash equivalents will be sufficient to support our current and planned operations into 2026.

Future Funding Requirements

We have incurred net losses and negative cash flows from operations since inception. As of March 31, 2025, we had an accumulated deficit of $1,386 million. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(29,077)	$(39,600)
Investing activities	(270)	(166)
Financing activities	124	38
Net increase (decrease) in cash, cash equivalents and restricted cash	$(29,223)	$(39,728)

Cash Flows from Operating Activities

Net cash used in operating activities was $29.1 million for the three months ended March 31, 2025, based on operational spend of $32.9 million and changes in operating assets and liabilities of $3.8 million.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Cash Requirements and Material Known Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 27, 2025. There have been no material changes in our contractual obligations and commitments since December 31, 2024, except as otherwise described in Note 5 to our unaudited condensed consolidated financial statements included in this report.

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 27, 2025, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2025, there were no material changes to our market risk disclosures as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 27, 2025.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. As of the date of this report, there are no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including the section of this report titled “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed financial statements and notes thereto. The occurrence of any events described in the following risk factors and the risks described elsewhere in this report could harm our business, operating results, financial condition, and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements that we have made in this report and those may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to, the similarly titled risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K, filed with the SEC on March 27, 2025.

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

We have conducted a Phase 1 study of KSI-501 to evaluate the safety, tolerability and bioactivity of KSI-501 in DME. Although we have continued enrolling patients in the Phase 3 DAYBREAK study for patients with wet AMD, it could take years before a registrational-type trial is completed, if at all. In addition, we initiated a dose-finding Phase 1b APEX study in 2024 and may initiate dual Phase 3 studies, PEAK and PINNACLE. We may in the future develop other product candidates, advance additional product candidates into clinical trials and terminate such trials prior to their completion. It will take additional investment and time for such programs to reach the same stage of development as tarcocimab, KSI-501 and KSI-101.

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

We expect that the ACA, the IRA, as well as other healthcare reform measures that may be adopted in the future, particularly given the recent change in administration, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement and new payment methodologies. Further, the current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the CMMI to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

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

As of March 31, 2025, we had 113 employees. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*

Our operations, and those of our third party vendors, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. Reductions in force and decreased funding at FDA may delay review and response to our submissions and applications and have material adverse impact on our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. For example, in connection to health epidemics, the various quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to infectious diseases, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture product, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining clinical supplies of our product candidates. The extent to which health epidemics could impact our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the severity and the actions to contain or treat such outbreaks, epidemics, or pandemics, among others.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We currently rely, and expect to continue to rely, on third parties that are located outside the United States for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Current or future tariffs may result in increased research and development expenses, including with respect to increased manufacturing costs. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective manufacturing capabilities.

Foreign governments may adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report and in our Annual Report for the fiscal year ended December 31, 2024.

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

We have incurred net losses in each reporting period since our inception, including net losses of $57.5 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $1,386 million.

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

As of March 31, 2025, we had cash and cash equivalents of $138.9 million. We have incurred net losses and negative cash flows from operations since inception. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2023 to December 31, 2024 ranged from a low of $2.20 to a high of $10.90 and from January 1, 2025 to May 7, 2025, ranged from a low of $2.06 to a high of $9.57. As a result, shareholders may not be able to sell their common stock at or above the price that they paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

KODIAK SCIENCES INC.

Date: May 14, 2025	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)