Form 10-Q
period 2025-06-30
Kodiak Sciences Inc.
filed 2025-08-13
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 52,821,689 shares of common stock, $0.0001 par value per share, outstanding.

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

KODIAK SCIENCES INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$104,165	$168,074
Prepaid expenses and other current assets	3,754	3,862
Total current assets	107,919	171,936
Restricted cash	6,184	6,184
Property and equipment, net	93,433	102,222
Operating lease right-of-use asset	40,529	46,508
Other assets	8,660	8,728
Total assets	$256,725	$335,578
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,057	$3,915
Accrued and other current liabilities	14,666	11,030
Operating lease liability	11,288	10,628
Total current liabilities	31,011	25,573
Long-term operating lease liability	53,924	59,717
Liability related to sale of future royalties	100,000	100,000
Long-term deposit	1,500	—
Total liabilities	186,435	185,290
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value – 490,000,000 shares authorized; 52,821,689 and 52,726,916 shares issued and outstanding, respectively	5	5
Additional paid-in capital	1,510,797	1,479,021
Accumulated deficit	(1,440,512)	(1,328,738)
Total stockholders’ equity	70,290	150,288
Total liabilities and stockholders’ equity	$256,725	$335,578

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$42,760	$32,514	$86,404	$62,445
General and administrative	12,750	15,469	28,179	31,593
Total operating expenses	55,510	47,983	114,583	94,038
Loss from operations	(55,510)	(47,983)	(114,583)	(94,038)
Interest income	1,241	2,954	2,843	6,307
Other expense, net	(44)	(88)	(34)	(425)
Net loss and comprehensive loss	$(54,313)	$(45,117)	$(111,774)	$(88,156)
Net loss per share, basic and diluted	$(1.03)	$(0.86)	$(2.12)	$(1.68)
Weighted-average shares outstanding used, basic and diluted	52,779,162	52,554,215	52,762,831	52,532,337

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	52,726,916	$5	$1,479,021	$(1,328,738)	$150,288
Exercise of stock options	21,427	—	124	—	124
Restricted stock units vested	3,532	—	—	—	—
Stock-based compensation	—	—	15,891	—	15,891
Net loss	—	—	—	(57,461)	(57,461)
Balances at March 31, 2025	52,751,875	5	1,495,036	(1,386,199)	108,842
Exercise of stock options	15,320	—	38	—	38
Restricted stock units vested	26,061	—	—	—	—
Proceeds from ESPP	28,433	—	82	—	82
Stock-based compensation	—	—	15,641	—	15,641
Net loss	—	—	—	(54,313)	(54,313)
Balances at June 30, 2025	52,821,689	$5	$1,510,797	$(1,440,512)	$70,290

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	52,508,602	$5	$1,418,307	$(1,152,531)	$265,781
Exercise of stock options	8,333	—	38	—	38
Restricted stock units vested	6,512	—	—	—	—
Stock-based compensation	—	—	18,409	—	18,409
Net loss	—	—	—	(43,039)	(43,039)
Balances at March 31, 2024	52,523,447	5	1,436,754	(1,195,570)	241,189
Restricted stock units vested	64,476	—	—	—	—
Proceeds from ESPP	26,806	—	59	—	59
Stock-based compensation	—	—	18,375	—	18,375
Net loss	—	—	—	(45,117)	(45,117)
Balances at June 30, 2024	52,614,729	$5	$1,455,188	$(1,240,687)	$214,506

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(111,774)	$(88,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,197	9,399
Stock-based compensation	31,532	36,784
Loss on disposal of long-lived assets	8	—
Non-cash lease impairment expense	1,910	—
Settlement of derivative contracts	—	355
Amortization of operating lease right-of-use asset	4,069	3,928
Changes in assets and liabilities:
Prepaid expenses and other current assets	108	(1,601)
Other assets	68	(140)
Accounts payable	1,129	(11,914)
Accrued and other current liabilities	3,636	(8,910)
Operating lease liability	(5,133)	(5,838)
Long-term deposit	1,500	—
Net cash used in operating activities	(63,750)	(66,093)
Cash flows from investing activities
Purchase of property and equipment	(403)	(71)
Settlement of derivative contracts	—	(355)
Net cash used in investing activities	(403)	(426)
Cash flows from financing activities
Proceeds from stock option exercises	162	38
Proceeds from issuance of common stock pursuant to ESPP	82	59
Net cash provided by financing activities	244	97
Net (decrease) in cash, cash equivalents and restricted cash	(63,909)	(66,422)
Cash, cash equivalents and restricted cash, at beginning of period	174,258	291,831
Cash, cash equivalents and restricted cash, at end of period	$110,349	$225,409

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$104,165	$219,225
Restricted cash	6,184	6,184
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$110,349	$225,409

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$(49)
Purchase of property and equipment under accounts payable and accruals	$13	$180

See notes to unaudited condensed consolidated financial statements.

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

Liquidity

As of June 30, 2025, the Company had cash and cash equivalents of $104.2 million. The Company has incurred net losses and negative cash flows from operations since inception. The Company has incurred net losses of $111.8 million and $88.2 million for the six months ended June 30, 2025 and 2024, respectively. The net cash used in operating activities was $63.8 million and $66.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The condensed consolidated financial statements include the accounts of Kodiak Sciences Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2025.

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

During the first quarter of 2025, the Company subleased its building at 1200 Page Mill Road, Palo Alto, California, as further disclosed in Note 5. The Company performed a review of its asset group and determined that the right-of-use asset related to this building should be placed in a separate asset group because the sublease activities and cash flows are largely independent of the rest of the Company’s cash flows. The Company accounted for this change in asset group prospectively. Further, the Company concluded that the sublease of this building was a triggering event indicating that the asset group’s carrying amount may not be recoverable. The Company performed a recoverability analysis of the asset group and concluded that the net carrying value of the asset group exceeded the undiscounted net cash flows, indicating that an impairment loss should be recorded. The Company estimated the fair value of the right-of-use asset and recorded non-cash lease impairment expense of $1.9 million during the first quarter of 2025. The impairment loss was recognized within general and administrative expense in the unaudited condensed consolidated statement of operations.

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

New Tax Laws

On July 4, 2025, bill H.R. 1, known as the One Big Beautiful Bill Act (or "OBBBA"), was signed into law. OBBBA revises U.S. corporate income tax laws by, among other things, restoring the option for immediate tax deductibility of domestic R&D expenditures, making permanent a 100% bonus depreciation deduction for property acquired domestically and provides a new provision for immediate expensing of manufacturing facility costs. In accordance with GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment, which is the third quarter of 2025. The Company is in the process of analyzing the tax impacts of the law changes but currently does not anticipate a material impact to the financial statements.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below within the “Recent Accounting Pronouncements” section.

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

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued manufacturing and research & development costs	$5,024	$2,148
Accrued clinical trial and related costs	4,099	2,803
Accrued salaries and benefits	4,003	5,266
Accrued legal fees and professional fees	283	443
Accrued other liabilities	1,257	370
Total accrued and other current liabilities	$14,666	$11,030

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$99,723	$—	$—	$99,723
Total cash equivalents	99,723	—	—	99,723
Cash	4,442	—	—	4,442
Total cash and cash equivalents	$104,165	$—	$—	$104,165

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$166,464	$—	$—	$166,464
Total cash equivalents	166,464	—	—	166,464
Cash	1,610	—	—	1,610
Total cash and cash equivalents	$168,074	$—	$—	$168,074

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2025, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

As discussed in Notes 2 and 5, the Company entered into an agreement in March 2025 to sublease its building at 1200 Page Mill Road, which triggered an evaluation of the carrying amount of the related right-of-use asset. The Company determined that the carrying amount was no longer recoverable and wrote it down to its estimated fair value, which resulted in a non-cash lease impairment expense of $1.9 million recorded during the first quarter of 2025. Estimated fair value was based on expected sublease rental income, which reflected current sublease market conditions, discounted at a market rate of return on similar assets. The estimates and assumptions used are considered Level 3 inputs.

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

In March 2025, the Company entered into an agreement to sublease its building at 1200 Page Mill Road. The term of the sublease is from March 2025 to February 2027, with no option to extend the lease. Sublease income is recorded as a reduction to rent expense and included within general and administrative expense. Future minimum lease payments to be received under the sublease are $5.0 million, $5.7 million and $0.5 million for the years ended December 31, 2025, 2026 and 2027, respectively. The remaining lease cost to be recognized by the Company exceeded the anticipated sublease income and, as a result, the Company recognized a non-cash lease impairment expense of $1.9 million during the first quarter of 2025. Refer to Note 2 for additional disclosure.

During the three and six months ended June 30, 2025, the Company recognized $1.9 million and $2.4 million of sublease income, of which $0.4 million and $0.6 million was variable sublease income. Sublease income is recorded as a reduction to rent expense.

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

6. Stock-Based Compensation

Shares of common stock available for issuance under the Company's equity incentive plans at June 30, 2025 were as follows:

June 30, 2025
Outstanding stock awards	20,037,642
Reserved for future award grants	3,862,747
Reserved for future ESPP	296,960
Total	24,197,349

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”), 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	19,873,073	$36.06	6.88	$51,018
Granted	489,500	$4.00
Exercised	(36,747)	$4.41
Forfeited or canceled	(406,076)	$17.37
Outstanding at June 30, 2025	19,919,750	$35.72	6.45	$5,774

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Shares

Restricted share activity, including restricted stock awards, restricted stock units, and performance-based restricted stock units, under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	121,660	$16.08
Granted	31,200	$3.84
Vested	(29,593)	$37.17
Canceled	(5,375)	$22.84
Unvested at June 30, 2025	117,892	$7.24

Stock-Based Compensation Expense

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$7,714	$8,938	$15,572	$17,641
General and administrative	7,927	9,437	15,960	19,143
Total stock-based compensation	$15,641	$18,375	$31,532	$36,784

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

The significant expense categories within net loss are presented on the condensed consolidated statements of operations. The research and development expenses have been disaggregated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Tarcocimab program expenses	$11,886	$9,157	$26,162	$15,126
KSI-501 and KSI-101 program expenses	5,309	1,080	9,526	3,301
ABC Platform and other program expenses	6,421	3,115	12,066	5,701
Payroll and personnel expenses	14,109	14,492	28,379	28,851
Facilities and other research and development expenses	5,035	4,670	10,271	9,466
Total research and development expenses	$42,760	$32,514	$86,404	$62,445

8. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	Three and Six Months Ended June 30,
	2025	2024
Outstanding stock options	19,919,750	17,720,119
Unvested restricted shares	117,892	127,521
ESPP	76,799	25,712
Total	20,114,441	17,873,352

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

Overview

Kodiak Sciences (“we”, the “Company” or “Kodiak”) is a precommercial retina focused biotechnology company committed to researching, developing and commercializing transformative therapeutics. We are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our ABC Platform uses molecular engineering to merge the fields of protein-based and chemistry-based therapies and has been at the core of Kodiak's discovery engine. We are developing a portfolio of three late-stage clinical programs, two of which are derived from our ABC Platform and one which is platform-independent.

Kodiak's lead investigational medicine, tarcocimab, is a novel anti-VEGF antibody biopolymer conjugate under development for the treatment of high prevalence retinal vascular diseases. Tarcocimab is being developed as a mainstay intravitreal biologic that provides high immediacy and high durability. Tarcocimab is currently being studied in two Phase 3 clinical trials, GLOW2 in patients with diabetic retinopathy and DAYBREAK in patients with wet AMD. GLOW2 has completed enrollment, and DAYBREAK is actively enrolling patients. We intend to file a single Biologics License Application (“BLA”) in wet AMD, DR and RVO in 2026.

KSI-501 is our second investigational medicine, a first-in-class anti-IL-6, VEGF-trap bispecific therapy built on our ABC platform and is being developed for high prevalence retinal vascular diseases to address the leading unmet needs of extended durability and targeting disease biology beyond VEGF for differentiated efficacy. KSI-501 is designed to provide high immediacy/efficacy and high durability. KSI-501 is currently being studied in the Phase 3 DAYBREAK study in patients with wet AMD. DAYBREAK is actively enrolling patients.

KSI-101, our third investigational medicine, is a novel, potent and high strength (100 mg/mL) bispecific protein targeting IL-6 and VEGF. We are developing KSI-101 for patients with macular edema (retinal fluid) secondary to inflammation ("MESI"). We have completed enrollment in our dose-finding Phase 1b study APEX. APEX demonstrated that KSI-101 provides meaningful visual and anatomical gains in both DME and MESI and that KSI-101 is well tolerated. Based on APEX, the top two dose levels tested were selected to advance into the Phase 3 program. The PEAK and PINNACLE Phase 3 studies are actively enrolling MESI subjects.

With regards to our pipeline programs, dual cytokine-targeting bispecific antibody programs KSI-102 (anti-TNFa/IL-6) and KSI-103 (anti-IL-1/IL-6) continue to progress through pre-IND activities, targeting diseases of ocular inflammation. Retina duet programs in glaucoma and geographic atrophy built with ABC platform continue to progress.

Our VETi™ (Visual Engagement Technology and imager) program has achieved significant advancements in hardware, software and algorithms development. VETi is our AI- and machine-learning-enabled wearable headset with the potential to be used in a variety of ways to bolster our commercial retina franchise. Broader application of these advancements in the fields of identity security and cognitive science have been explored with promising and rapid development of functioning prototype devices. Kodiak's leadership at the intersection of retinal biology, optics and artificial intelligence continues to advance.

We have a dedicated commercial-scale drug substance manufacturing facility that was custom-designed and built in collaboration with Lonza. We believe these manufacturing capabilities could position us well for potential market share capture if tarcocimab and KSI-501 are approved.

Recent Updates

Tarcocimab Clinical Program Update

Tarcocimab is an investigational anti-VEGF therapy built on Kodiak's proprietary Antibody Biopolymer Conjugate ("ABC") Platform and is designed to maintain potent and effective drug levels in ocular tissues for longer than existing available agents. Tarcocimab is being developed as a mainstay intravitreal biologic monotherapy that provides high immediacy, driven by the enhanced formulation, and high durability, driven by the ABC platform and our science of durability, with the ultimate objective of providing, once approved, a flexible 1-month through 6-month label for all patients with retinal vascular disease (treatment-naïve, treatment-experienced, mild patients, severe patients).

To date, tarcocimab has completed three successful Phase 3 pivotal clinical studies: the Phase 3 GLOW1 study in diabetic retinopathy ("DR"), the Phase 3 BEACON study in retinal vein occlusion ("RVO"), and the Phase 3 DAYLIGHT study in wet AMD. In the GLOW1 study, tarcocimab successfully treated DR patients and prevented disease progression with 100% of patients on extended 6-month dosing. In the BEACON study, in the first 6 months tarcocimab-treated patients were dosed on every 8-week interval (as opposed to every 4-week interval for aflibercept) and in the second 6 months nearly half of tarcocimab patients did not require any treatment while achieving similar vision and anatomical outcomes as the aflibercept group at one year. In the DAYLIGHT study, tarcocimab demonstrated non-inferior efficacy results and compelling safety and tolerability on a once monthly dosing interval.

Tarcocimab is currently being studied in two Phase 3 clinical trials, the GLOW2 study in DR and the DAYBREAK study in wet AMD. GLOW2 has completed enrollment, and DAYBREAK is actively enrolling. The GLOW2 study design mirrors that of our successful GLOW1 study in DR, with the advantage of a third monthly loading dose (baseline, Week 4, Week 8) to provide dosing flexibility to providers. All patients randomized to investigational therapy will receive tarcocimab on extended, 6-month dosing.

Both GLOW2 and DAYBREAK use tarcocimab's enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance immediacy and durability.

Kodiak anticipates to be in a position to announce topline data for the primary endpoint for GLOW2 in 1Q 2026 and for the primary endpoint for DAYBREAK in 3Q 2026. Kodiak plans to wait for DAYBREAK topline data expected 3Q 2026 in order to file a single Biologics License Application (“BLA”) for tarcocimab in wet AMD, DR and RVO.

About GLOW1 (complete) and GLOW2 (ongoing)

The Phase 3 GLOW1 study demonstrated that with extended 6-month dosing in every patient, tarcocimab can achieve strong efficacy both in treating existing disease (primary endpoint) and preventing vision threatening complications and disease progression (key secondary endpoint). In GLOW1, tarcocimab met its primary endpoint of the proportion of patients with at least a 2-step improvement on the Diabetic Retinopathy Severity Scale (“DRSS”) score with 41.1% of tarcocimab-treated patients demonstrating at least a 2-step improvement vs. 1.4% of patients in the sham group, a 29-fold increased response rate ratio (p-value less than 0.0001). Tarcocimab also met all key secondary endpoints, including greater reductions in the proportion of patients developing sight-threatening complications (such as diabetic macular edema and proliferative diabetic retinopathy), versus sham, demonstrating an 89% decreased risk, achieving 21.0% versus 2.3% (p-value less than 0.0001). Tarcocimab also showed a 95% risk reduction in the development of DME, versus sham, from 13.7% on sham versus 0.7% on tarcocimab.

The Phase 3 GLOW2 study is a prospective, randomized, double-masked, multi-center pivotal superiority study designed to evaluate the efficacy and safety of tarcocimab tedromer in treatment-naïve patients with DR. Patients are randomized 1:1 and receive either sham injections or tarcocimab via intravitreal injection at baseline, Week 4, Week 8, Week 20 and Week 44. The primary endpoint is the proportion of eyes improving ≥2 steps on DRSS from baseline at Week 48. Additional outcome measures include the proportion of eyes developing a sight threatening complication of diabetic retinopathy and the proportion of eyes improving ≥3 steps on DRSS from baseline at Week 48.

On March 10, 2025, Kodiak announced that GLOW2 completed enrollment, randomizing more than 250 patients. Kodiak expects to be in a position to announce topline data in 1Q 2026.

About DAYBREAK and tarcocimab

The Phase 3 DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of tarcocimab and KSI-501 against active comparator aflibercept. The DAYBREAK study incorporates learnings from prior pivotal trials of tarcocimab and was designed to maximize the probability of meeting the primary endpoint of non-inferiority in visual acuity gains. Patients randomized to tarcocimab will receive individualized dosing every 4 to 24 weeks on an as needed basis following four monthly loading doses. Patients randomized to aflibercept will be dosed per label. The individualized dosing of tarcocimab is determined by a treat-to-dryness proactive approach using presence of retinal fluid as a disease activity marker, which resembles retina specialists' practice and optimizes each patient's treatment instead of a combination of central subfield thickness ("CST") and vision loss. The objectives for tarcocimab in DAYBREAK are to assess its durability potential, strengthen its competitive position in wet AMD and bolster the possible regulatory application package for the program. DAYBREAK was designed to showcase the potential for tarcocimab to be a mainstay biologic for VEGF-driven retinal vascular diseases with both a strong efficacy/immediacy (driven by its enhanced formulation) and a strong durability (driven by its ABC design and science of durability).

DAYBREAK is actively enrolling patients, and Kodiak anticipates to be in a position to announce topline data for the primary endpoint in 3Q 2026.

KSI-501 Clinical Program Update

KSI-501 is an investigational anti-IL-6, VEGF-trap bispecific therapy built on the ABC platform and is being developed for high prevalence retinal vascular diseases to address the leading unmet needs of extended durability and targeting disease biology beyond VEGF for differentiated efficacy. KSI-501 is designed to provide high immediacy/efficacy, driven by the enhanced formulation, and high durability, driven by the ABC platform and our science of durability.

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

About DAYBREAK and KSI-501

The DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of KSI-501 and tarcocimab against active comparator aflibercept. Patients randomized to KSI-501 will receive fixed every 8-week dosing with additional individualized dosing (up to monthly dosing) on an as needed basis after 4 monthly loading doses. Patients randomized to aflibercept will be dosed per label. Using the same treat-to-dryness approach as tarcocimab, coupled with fixed intensive proactive dosing, our goal is to maximize both the probability of meeting the primary endpoint as well as the probability of demonstrating additional efficacy benefits. The primary endpoint is non-inferiority in change in visual acuity from baseline to the average of Week 40, 44 and 48. The objective for KSI-501 in DAYBREAK is to explore the efficacy potential of bispecific VEGF and IL-6 inhibition in a broad treatment-naïve wet AMD population. DAYBREAK is now actively enrolling patients.

DAYBREAK is actively enrolling patients, and Kodiak anticipates to be in a position to announce topline data for the primary endpoint in 3Q 2026.

KSI-101 Clinical Program Update

KSI-101 is a novel, potent and high strength (100 mg/mL) bispecific protein targeting IL-6 and VEGF. We are developing KSI-101 for patients with macular edema (retinal fluid) secondary to inflammation (MESI). MESI is a heterogenous group of diseases that clinically present with macular edema and visual impairment which are caused by a common pathophysiology–inflammation and blood retinal barrier disruption. The clinical presentation of retinal fluid and visual impairment is a mainstay in these patients, irrespective of the location of the inflammation inside of the eye (anterior, intermediate, posterior or all intraocular compartments) or the specific etiology (uveitic macular edema, post-procedural macular edema, inflammatory choroidal neovascularization of idiopathic macular edema).

Currently there are no available intravitreal biologic therapies addressing the spectrum of MESI diseases. We believe that MESI represents a new market segment separate from the established anti-VEGF market.

We have completed enrollment in our dose-finding Phase 1b study APEX. The APEX study evaluates KSI-101 in two cohorts, Cohort 1 in patients with DME and Cohort 2 in patients with MESI. APEX demonstrated that KSI-101 provides meaningful visual and anatomical gains in both DME and MESI and that KSI-101 is well tolerated. Meaningful treatment responses were seen in the MESI population, irrespective of the location of inflammation and specific MESI etiology, opening up the potential for KSI-101 to become a unifying treatment for this patient population.

Phase 1b multiple dose clinical trial data in patients with Macular Edema Secondary to Inflammation (MESI) demonstrated that a single dose of KSI-101 provided rapid and meaningful anatomical gains by Week 1, with corresponding visual acuity gains. Further anatomical and visual improvement were achieved with continued dosing, with more than 90% of patients in the study achieving dryness by week 8 (the effect of two doses of KSI-101), as evidenced by absence of both intra- and sub-retinal fluid. The APEX MESI data in patients who completed Week 12 also showed that half of the patients achieved a ≥15 letter gain, with an apparent additional benefit in the top two dose levels. KSI-101 was well tolerated.

Based on APEX, the top two dose levels tested were selected to advance into the Phase 3 program. The PEAK and PINNACLE Phase 3 studies are actively enrolling MESI subjects at the 5 mg and 10 mg dose levels versus sham.

About PEAK and PINNACLE

The PEAK and PINNACLE studies are superiority studies evaluating two dose levels of KSI-101 (5 mg and 10 mg) compared to sham treatment in patients with MESI. PEAK and PINNACLE are identical in study design with key differences in patient population. PEAK includes patients with more severe disease (moderate to severe macular edema and vision impairment) and PINNACLE includes patients with milder disease (mild macular edema and any vision impairment), as well as patients with moderate to severe macular edema with good vision. Together, PEAK and PINNACLE are designed to enroll complementary patient populations and to cover a wide spectrum of MESI patients.

Patients randomized to the KSI-101 treatment arms will receive fixed monthly dosing for 6 doses (from Day 1 to Week 20), with subsequent individualized dosing (up to monthly dosing) for 6 additional visits (Week 24 to Week 44). Patients in the sham arm will receive monthly sham dosing for 6 doses followed by sham PRN. The primary and key secondary endpoints will be evaluated at Week 24. PEAK and PINNACLE are now actively enrolling patients.

Pipeline Programs

With regards to our pipeline programs, dual cytokine-targeting bispecific antibody programs KSI-102 (anti-TNFa/IL-6) and KSI-103 (anti-IL-1/IL-6) continue to progress through pre-IND activities, targeting diseases of ocular inflammation and following on our development activities with KSI-101 for the treatment of macular edema secondary to inflammation.

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

Our retina duet programs in glaucoma and geographic atrophy built with ABC platform continue to progress towards IND.

Digital Health Platform Development

Kodiak also continues to advance its VETi (Visual Engagement Technology and imager) program. VETi is built on Kodiak’s suite of proprietary LiDAR (Light Detection and Ranging) sensor technologies. VETi is an autonomous AI- and machine-learning-enabled wearable headset that engages directly into the eye with the potential to be used in a variety of ways to bolster our commercial retina franchise.

Our VETi program has achieved significant advancements in hardware, software and algorithms development. Broader application of these advancements in the fields of identity security and cognitive science have been explored with promising and rapid development of functioning prototype devices. Kodiak's leadership at the intersection of retinal biology, optics and artificial intelligence continues to advance.

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

Other Expense, Net

Other expense, net consists primarily of tax expense and, in prior year periods, the change in fair value and settlement of derivative contracts.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Operating expenses
Research and development	$42,760	$32,514	$10,246	$86,404	$62,445	$23,959
General and administrative	12,750	15,469	(2,719)	28,179	31,593	(3,414)
Loss from operations	(55,510)	(47,983)	(7,527)	(114,583)	(94,038)	(20,545)
Interest income	1,241	2,954	(1,713)	2,843	6,307	(3,464)
Other expense, net	(44)	(88)	44	(34)	(425)	391
Net loss	$(54,313)	$(45,117)	$(9,196)	$(111,774)	$(88,156)	$(23,618)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Tarcocimab program expenses	$11,886	$9,157	$2,729	$26,162	$15,126	$11,036
KSI-501 and KSI-101 program expenses	5,309	1,080	4,229	9,526	3,301	6,225
ABC Platform and other program expenses	6,421	3,115	3,306	12,066	5,701	6,365
Payroll and personnel expenses	14,109	14,492	(383)	28,379	28,851	(472)
Facilities and other research and development expenses	5,035	4,670	365	10,271	9,466	805
Total research and development expenses	$42,760	$32,514	$10,246	$86,404	$62,445	$23,959

Tarcocimab program expenses increased $2.7 million and $11.0 million during the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily driven by increased expenses related to ongoing GLOW2 and DAYBREAK pivotal phase 3 clinical trials and increased tarcocimab manufacturing activities in preparation for a BLA filing.

KSI-501 and KSI-101 program expenses increased $4.2 million and $6.2 million during the three and six months ended June 30, 2025, as compared to the same periods in 2024, due to expanding clinical activities for the DAYBREAK and APEX studies, partially offset by reduced manufacturing expenses due to timing of production runs.

ABC Platform and other program expenses increased $3.3 million and $6.4 million during the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily due to increased biopolymer manufacturing activities in the current year.

Payroll and personnel expenses decreased $0.4 million and $0.5 million during the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily due to lower stock compensation expense as we are no longer recognizing expense associated with older, higher-value stock awards that have fully vested.

Facilities and other research and development expenses increased $0.4 million and $0.8 million during the three and six months ended June 30, 2025, as compared to the same periods in 2024, due to unfavorable remeasurements of liabilities denominated in foreign currency, partially offset by a reduction in the amount of rent expense allocated to R&D following the sublease of one of our Palo Alto buildings.

General and Administrative Expenses

General and administrative expenses decreased $2.7 million during the three months ended June 30, 2025, as compared to the same period in 2024, due to lower stock compensation expense as we are no longer recognizing expense associated with older, higher-value stock awards that have fully vested; and lower net rent expense after subleasing one of our Palo Alto buildings. The decrease in general and administrative expenses of $3.4 million during the six months ended June 30, 2025, as compared to the same period in 2024, was driven by the same factors plus a non-cash $1.9 million lease impairment expense recorded in the first quarter of 2025 also related to the sublease.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the issuance of common stock and the sale of future royalties. As of June 30, 2025, we had cash and cash equivalents of $104.2 million. We believe that our current cash and cash equivalents will be sufficient to support our current and planned operations into 2026.

Future Funding Requirements

We have incurred net losses and negative cash flows from operations since inception. As of June 30, 2025, we had an accumulated deficit of $1,441 million. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(63,750)	$(66,093)
Investing activities	(403)	(426)
Financing activities	244	97
Net decrease in cash, cash equivalents and restricted cash	$(63,909)	$(66,422)

Cash Flows from Operating Activities

Net cash used in operating activities was $63.8 million for the six months ended June 30, 2025, based on operational spend of $65.1 million, partially offset by changes in operating assets and liabilities of $1.3 million.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 27, 2025, except as otherwise described in Note 2 to our unaudited condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K we are not required to provide quantitative and qualitative disclosures about market risk.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are in the clinical stage of drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.*

We are a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have conducted clinical trials, including Phase 3 pivotal clinical trials, of tarcocimab in patients with wet AMD, DME, DR and RVO. We completed enrollment for the Phase 3 GLOW2 clinical trial of tarcocimab in patients with DR and Phase 1b APEX clinical trial of KSI-101 in patients with DME and patients with MESI. We continued enrollment for the on-going Phase 3 DAYBREAK clinical trial of tarcocimab and KSI-501 in patients with wet AMD and Phase 3 PEAK and PINNACLE clinical trials of KSI-101 in patients with MESI.

To date, we have not obtained marketing approval for any of our product candidates, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

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

We have conducted a Phase 1 study of KSI-501 to evaluate the safety, tolerability and bioactivity of KSI-501 in DME. Although we have continued enrolling patients in the Phase 3 DAYBREAK study for patients with wet AMD, it could take years before a registrational-type trial is completed, if at all. In addition, we initiated a dose-finding Phase 1b APEX study in 2024 and dual Phase 3 studies, PEAK and PINNACLE, in 2025. We may in the future develop other product candidates, advance additional product candidates into clinical trials and terminate such trials prior to their completion. It will take additional investment and time for such programs to reach the same stage of development as tarcocimab, KSI-501 and KSI-101.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act," or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additionally, these changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken. Further, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, effective January 1, 2024.

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

We expect that the ACA, the IRA, as well as other healthcare reform measures that may be adopted in the future, particularly given the recent change in administration, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement and new payment methodologies. Further, the current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the CMMI to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

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

We currently rely on a third-party manufacturer, Lonza Group AG, for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials and for commercial supply of any product candidates that we may develop.

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

As of June 30, 2025, we had 121 employees. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our enterprise resource planning, or ERP, system is critical to our ability to accurately maintain books and records and prepare our financial statements. If we encounter unforeseen problems with our ERP system or other systems and infrastructure, our business, operations, and financial results could be adversely affected.

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

We have incurred net losses in each reporting period since our inception, including net losses of $111.8 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $1,441 million.

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

As of June 30, 2025, we had cash and cash equivalents of $104.2 million. We have incurred net losses and negative cash flows from operations since inception. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2023 to December 31, 2024 ranged from a low of $2.20 to a high of $10.90 and from January 1, 2025 to August 6, 2025, ranged from a low of $2.06 to a high of $9.57. As a result, shareholders may not be able to sell their common stock at or above the price that they paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

KODIAK SCIENCES INC.

Date: August 13, 2025	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)