Form 10-Q
period 2025-09-30
Kodiak Sciences Inc.
filed 2025-11-13
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the registrant had 53,048,428 shares of common stock outstanding.

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

KODIAK SCIENCES INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$72,038	$168,074
Prepaid expenses and other current assets	3,690	3,862
Total current assets	75,728	171,936
Restricted cash	6,184	6,184
Property and equipment, net	88,905	102,222
Operating lease right-of-use asset	38,577	46,508
Other assets	8,675	8,728
Total assets	$218,069	$335,578
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,371	$3,915
Accrued and other current liabilities	20,305	11,030
Operating lease liability	11,753	10,628
Total current liabilities	42,429	25,573
Long-term operating lease liability	50,448	59,717
Liability related to sale of future royalties	100,000	100,000
Long-term deposit	1,500	—
Total liabilities	194,377	185,290
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value – 490,000,000 shares authorized; 52,998,561 and 52,726,916 shares issued and outstanding, respectively	5	5
Additional paid-in capital	1,525,656	1,479,021
Accumulated deficit	(1,501,969)	(1,328,738)
Total stockholders’ equity	23,692	150,288
Total liabilities and stockholders’ equity	$218,069	$335,578

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$50,476	$31,878	$136,880	$94,323
General and administrative	11,876	14,754	40,055	46,347
Total operating expenses	62,352	46,632	176,935	140,670
Loss from operations	(62,352)	(46,632)	(176,935)	(140,670)
Interest income	917	2,711	3,760	9,018
Other expense, net	(22)	(25)	(56)	(450)
Net loss and comprehensive loss	$(61,457)	$(43,946)	$(173,231)	$(132,102)
Net loss per share, basic and diluted	$(1.16)	$(0.84)	$(3.28)	$(2.51)
Weighted-average shares outstanding, basic and diluted	52,859,308	52,616,183	52,795,343	52,560,489

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	52,726,916	$5	$1,479,021	$(1,328,738)	$150,288
Exercise of stock options	21,427	—	124	—	124
Restricted stock units vested	3,532	—	—	—	—
Stock-based compensation	—	—	15,891	—	15,891
Net loss	—	—	—	(57,461)	(57,461)
Balances at March 31, 2025	52,751,875	5	1,495,036	(1,386,199)	108,842
Exercise of stock options	15,320	—	38	—	38
Restricted stock units vested	26,061	—	—	—	—
Proceeds from ESPP	28,433	—	82	—	82
Stock-based compensation	—	—	15,641	—	15,641
Net loss	—	—	—	(54,313)	(54,313)
Balances at June 30, 2025	52,821,689	5	1,510,797	(1,440,512)	70,290
Exercise of stock options	168,413	—	813	—	813
Restricted stock units vested	8,459	—	—	—	—
Stock-based compensation	—	—	14,046	—	14,046
Net loss	—	—	—	(61,457)	(61,457)
Balances at September 30, 2025	52,998,561	$5	$1,525,656	$(1,501,969)	$23,692

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	52,508,602	$5	$1,418,307	$(1,152,531)	$265,781
Exercise of stock options	8,333	—	38	—	38
Restricted stock units vested	6,512	—	—	—	—
Stock-based compensation	—	—	18,409	—	18,409
Net loss	—	—	—	(43,039)	(43,039)
Balances at March 31, 2024	52,523,447	5	1,436,754	(1,195,570)	241,189
Restricted stock units vested	64,476	—	—	—	—
Proceeds from ESPP	26,806	—	59	—	59
Stock-based compensation	—	—	18,375	—	18,375
Net loss	—	—	—	(45,117)	(45,117)
Balances at June 30, 2024	52,614,729	5	1,455,188	(1,240,687)	214,506
Exercise of stock options	—	—	—	—	—
Restricted stock units vested	8,358	—	—	—	—
Stock-based compensation	—	—	14,810	—	14,810
Net loss	—	—	—	(43,946)	(43,946)
Balances at September 30, 2024	52,623,087	$5	$1,469,998	$(1,284,633)	$185,370

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(173,231)	$(132,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,784	14,084
Stock-based compensation	45,578	51,594
Loss on disposal of long-lived assets	8	—
Non-cash lease impairment expense	1,910	—
Settlement of derivative contracts	—	355
Amortization of operating lease right-of-use asset	6,021	5,940
Changes in assets and liabilities:
Prepaid expenses and other current assets	172	(827)
Other assets	53	(24)
Accounts payable	6,444	(10,330)
Accrued and other current liabilities	9,275	(7,779)
Operating lease liability	(8,144)	(8,160)
Long-term deposit	1,500	—
Net cash used in operating activities	(96,630)	(87,249)
Cash flows from investing activities
Purchase of property and equipment	(463)	(251)
Deposits on property and equipment	—	(25)
Settlement of derivative contracts	—	(355)
Net cash used in investing activities	(463)	(631)
Cash flows from financing activities
Proceeds from stock option exercises	975	38
Proceeds from issuance of common stock pursuant to ESPP	82	59
Net cash provided by financing activities	1,057	97
Net (decrease) in cash, cash equivalents and restricted cash	(96,036)	(87,783)
Cash, cash equivalents and restricted cash, at beginning of period	174,258	291,831
Cash, cash equivalents and restricted cash, at end of period	$78,222	$204,048

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$72,038	$197,864
Restricted cash	6,184	6,184
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$78,222	$204,048

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$(49)
Purchase of property and equipment under accounts payable and accruals	12	14

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

Liquidity

As of September 30, 2025, the Company had cash and cash equivalents of $72.0 million. The Company has incurred net losses and negative cash flows from operations since inception. The Company incurred net losses of $173.2 million and $132.1 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash used in operating activities was $96.6 million and $87.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company believes that its existing cash and cash equivalents may not be sufficient to meet the anticipated operating and capital expenditure requirements for the 12 months following the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

During the first quarter of 2025, the Company subleased its building at 1200 Page Mill Road, Palo Alto, California, as further disclosed in Note 5. The Company performed a review of its asset group and determined that the right-of-use asset related to this building should be placed in a separate asset group because the sublease activities and cash flows are largely independent of the rest of the Company’s cash flows. The Company accounted for this change in asset group prospectively. Further, the Company concluded that the sublease of this building was a triggering event indicating that the asset group’s carrying amount may not be recoverable. The Company performed a recoverability analysis of the asset group and concluded that the net carrying value of the asset group exceeded undiscounted net cash flows, indicating an impairment loss. The Company estimated the fair value of the right-of-use asset and recorded non-cash lease impairment expense of $1.9 million during the first quarter of 2025. The impairment loss was recognized within general and administrative expense in the unaudited condensed consolidated statement of operations.

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

Risks and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including health epidemics, labor shortages, bank failures, inflation and monetary supply shifts, tariffs, recession risks and potential disruptions from geopolitical conflicts. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

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

New Tax Laws

On July 4, 2025, bill H.R. 1, known as the One Big Beautiful Bill Act (the “OBBBA”), was signed into law. OBBBA revises U.S. corporate income tax laws by, among other things, restoring the option for immediate tax deductibility of domestic R&D expenditures, making permanent a 100% bonus depreciation deduction for property acquired domestically and providing a new provision for immediate expensing of manufacturing facility costs. OBBBA did not have a material impact on the 2025 consolidated financial statements, however, the Company will continue to evaluate impacts to future periods.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in annual consolidated financial statements. The ASU is effective for the Company's annual period ending December 31, 2025. The Company is assessing the impact of this amendment on its disclosures.

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

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued manufacturing and research & development costs	$8,566	$2,148
Accrued salaries and benefits	5,431	5,266
Accrued clinical trial and related costs	5,348	2,803
Accrued legal fees and professional fees	464	443
Accrued other liabilities	496	370
Total accrued and other current liabilities	$20,305	$11,030

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$68,948	$—	$—	$68,948
Total cash equivalents	68,948	—	—	68,948
Cash	3,090	—	—	3,090
Total cash and cash equivalents	$72,038	$—	$—	$72,038

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$166,464	$—	$—	$166,464
Total cash equivalents	166,464	—	—	166,464
Cash	1,610	—	—	1,610
Total cash and cash equivalents	$168,074	$—	$—	$168,074

As of September 30, 2025, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

During the three and nine months ended September 30, 2025, the Company recognized $1.8 million and $4.2 million of sublease income, of which $0.4 million and $1.0 million was variable sublease income. Sublease income is recorded as a reduction to rent expense.

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

6. Stock-Based Compensation

Shares of common stock available for issuance under the Company's equity incentive plans at September 30, 2025, were as follows:

September 30, 2025
Outstanding stock awards	23,035,817
Reserved for future award grants	687,700
Reserved for future ESPP	296,960
Total	24,020,477

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”), 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	19,873,073	$36.06	6.88	$51,018
Granted	3,710,474	4.05
Exercised	(205,160)	4.75
Forfeited or canceled	(463,153)	15.70
Outstanding at September 30, 2025	22,915,234	31.57	6.67	166,578

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Shares

Restricted stock units activity under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	121,660	$16.08
Granted	44,100	4.89
Vested	(38,052)	35.21
Canceled	(7,125)	18.80
Unvested at September 30, 2025	120,583	$5.79

Stock-Based Compensation Expense

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$7,165	$6,295	$22,737	$23,936
General and administrative	6,881	8,515	22,841	27,658
Total stock-based compensation	$14,046	$14,810	$45,578	$51,594

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

The significant expense categories within net loss are presented on the condensed consolidated statements of operations. The research and development expenses have been disaggregated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Tarcocimab program expenses	$15,570	$9,361	$41,732	$24,487
KSI-501 and KSI-101 program expenses	8,969	2,285	18,495	5,586
ABC Platform and other program expenses	7,496	3,083	19,562	8,784
Payroll and personnel expenses	13,609	11,563	41,988	40,414
Facilities and other research and development expenses	4,832	5,586	15,103	15,052
Total research and development expenses	$50,476	$31,878	$136,880	$94,323

8. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	Three and Nine Months Ended September 30,
	2025	2024
Outstanding stock options	22,915,234	20,660,523
Unvested restricted shares	120,583	122,349
ESPP	76,799	25,712
Total	23,112,616	20,808,584

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

Overview

Kodiak Sciences (“we”, the “Company” or “Kodiak”) is a precommercial retina focused biotechnology company committed to researching, developing and commercializing transformative therapeutics. We are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our ABC® Platform uses molecular engineering to merge the fields of protein-based and chemistry-based therapies and has been at the core of Kodiak's discovery engine. We are developing a portfolio of three late-stage clinical programs, two of which are derived from our ABC® Platform and one which is platform-independent.

Kodiak's lead investigational medicine, tarcocimab, is a novel anti-VEGF antibody biopolymer conjugate under development for the treatment of high prevalence retinal vascular diseases. Tarcocimab is being developed as a mainstay intravitreal biologic that provides high immediacy/efficacy and high durability. Tarcocimab is currently being studied in two Phase 3 clinical trials, GLOW2 in patients with diabetic retinopathy (“DR”) and DAYBREAK in patients with neovascular age-related macular degeneration (“wet AMD”). Both studies have completed enrollment. We intend to file a single Biologics License Application (“BLA”) in wet AMD, DR and retinal vein occlusion (“RVO”) in 2026.

KSI-501, our second investigational medicine, is a first-in-class anti-IL-6, VEGF-trap bispecific therapy built on our ABC platform and is being developed for high prevalence retinal vascular diseases to address the leading unmet needs of extended durability and targeting disease biology beyond VEGF for differentiated efficacy. KSI-501 is designed to provide high immediacy/efficacy and high durability. KSI-501 is currently being studied in the Phase 3 DAYBREAK study in patients with wet AMD. DAYBREAK has completed enrollment.

KSI-101, our third investigational medicine, is a novel, potent and high strength (100 mg/mL) antibody-based therapy with a bispecific mechanism of action targeting both interleukin-6 (IL-6) and VEGF. We are developing KSI-101 for patients with macular edema (retinal fluid) secondary to inflammation (“MESI”). Data from our dose-finding Phase 1b APEX study showed meaningful vision gains are rapidly achieved as early as week 4 and showed continued improvement in best corrected visual acuity (BCVA) through week 20, with more than half of patients achieving improvement of 3-lines or more on the eye chart (≥15 letter gain). ≥90% of patients in the top two dose levels achieved and sustained real dryness of the retina. KSI-101 also continued to be well tolerated with a favorable safety profile. The top two dose levels in APEX have been advanced into the Phase 3 pivotal studies, PEAK and PINNACLE. The PEAK and PINNACLE studies are actively enrolling.

With regards to our pipeline programs, dual cytokine-targeting bispecific antibody programs KSI-102 (anti-TNFa/IL-6) and KSI-103 (anti-IL-1/IL-6) continue to progress through pre-IND activities, targeting diseases of ocular inflammation. Retina duet programs in glaucoma and geographic atrophy built with ABC® platform continue to progress.

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

Recent Updates

Tarcocimab Clinical Program Update

Tarcocimab is an investigational anti-VEGF therapy built on Kodiak's proprietary Antibody Biopolymer Conjugate (“ABC”) Platform and is designed to maintain potent and effective drug levels in ocular tissues for longer than existing available agents.

Tarcocimab is being developed as a mainstay intravitreal biologic monotherapy that provides high immediacy, driven by the enhanced formulation, and high durability, driven by the ABC® platform and our science of durability, with the ultimate objective of providing, once approved, a flexible 1-month through 6-month label for all patients with retinal vascular disease (treatment-naïve, treatment-experienced, mild patients, severe patients).

To date, tarcocimab has completed three successful Phase 3 pivotal clinical studies: the Phase 3 GLOW1 study in DR, the Phase 3 BEACON study in RVO and the Phase 3 DAYLIGHT study in wet AMD. In the GLOW1 study, tarcocimab successfully treated DR patients and prevented disease progression with 100% of patients on extended 6-month dosing. In the BEACON study, in the first 6 months tarcocimab-treated patients were dosed on every 8-week interval (as opposed to every 4-week interval for aflibercept) and in the second 6 months nearly half of tarcocimab patients did not require any treatment while achieving similar vision and anatomical outcomes as the aflibercept group at one year. In the DAYLIGHT study, tarcocimab demonstrated non-inferior efficacy results and compelling safety and tolerability on a once monthly dosing interval.

Tarcocimab is currently being studied in two Phase 3 clinical trials, the GLOW2 study in DR and the DAYBREAK study in wet AMD. Both studies have completed enrollment. The GLOW2 study design mirrors that of our successful GLOW1 study in DR, with the advantage of a third monthly loading dose (baseline, Week 4, Week 8) to provide dosing flexibility to providers. All patients randomized to investigational therapy will receive tarcocimab on extended, 6-month dosing.

Both GLOW2 and DAYBREAK use tarcocimab's enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance immediacy and durability.

Kodiak anticipates to be in a position to announce topline data for the primary endpoint for GLOW2 in 1Q 2026 and for the primary endpoint for DAYBREAK in 3Q 2026. Kodiak plans to wait for DAYBREAK topline data expected 3Q 2026 in order to file a single BLA for tarcocimab in wet AMD, DR and RVO.

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

About DAYBREAK and tarcocimab

The Phase 3 DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of tarcocimab and KSI-501 against active comparator aflibercept. The DAYBREAK study incorporates learnings from prior pivotal trials of tarcocimab and was designed to maximize the probability of meeting the primary endpoint of non-inferiority in visual acuity gains. Patients randomized to tarcocimab will receive individualized dosing every 4 to 24 weeks on an as needed basis following four monthly loading doses. Patients randomized to aflibercept will be dosed per label. The individualized dosing of tarcocimab is determined by a treat-to-dryness proactive approach using presence of retinal fluid as a disease activity marker, which resembles retina specialists' practice and optimizes each patient's treatment instead of a combination of central subfield thickness and vision loss. The objectives for tarcocimab in DAYBREAK are to assess its durability potential, strengthen its competitive position in wet AMD and bolster the possible regulatory application package for the program. DAYBREAK was designed to showcase the potential for tarcocimab to be a mainstay biologic for VEGF-driven retinal vascular diseases with both a strong efficacy/immediacy (driven by its enhanced formulation) and a strong durability (driven by its ABC design and science of durability).

DAYBREAK has completed enrollment, and Kodiak anticipates to be in a position to announce topline data for the primary endpoint in 3Q 2026.

KSI-501 Clinical Program Update

KSI-501 is an investigational anti-IL-6, VEGF-trap bispecific therapy built on the ABC® platform and is being developed for high prevalence retinal vascular diseases to address the leading unmet needs of extended durability and targeting disease biology beyond VEGF for differentiated efficacy. KSI-501 is designed to provide high immediacy/efficacy, driven by the enhanced formulation, and high durability, driven by the ABC® platform and our science of durability.

In preclinical models, KSI-501 was shown to be a potent inhibitor of VEGF and IL-6 and, further, was shown to normalize the blood retinal barrier, opening up the possibility that KSI-501 may be a disease-modifying therapy for retinal vascular diseases. Furthermore, higher intraocular levels of IL-6 correlated with poorer BCVA outcomes over time in wet AMD patients treated with anti-VEGF monotherapy, which suggests that IL-6 inhibition in combination with anti-VEGF therapy could lead to improved outcomes.

A completed Phase 1 multiple ascending dose study demonstrated that repeated monthly dosing of KSI-501 was well tolerated and achieved clinically meaningful and sustained improvement in visual acuity and fluid reduction in patients with diabetic macular edema. Kodiak has advanced KSI-501 into a Phase 3 study DAYBREAK to evaluate its efficacy and safety in wet AMD. DAYBREAK has completed enrollment. DAYBREAK uses KSI-501's enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance immediacy and durability.

About DAYBREAK and KSI-501

The DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of KSI-501 and tarcocimab against active comparator aflibercept. Patients randomized to KSI-501 will receive fixed every 8-week dosing with additional individualized dosing (up to monthly dosing) on an as needed basis after 4 monthly loading doses. Patients randomized to aflibercept will be dosed per label. Using the same treat-to-dryness approach as tarcocimab, coupled with fixed intensive proactive dosing, our goal is to maximize both the probability of meeting the primary endpoint as well as the probability of demonstrating additional efficacy benefits. The primary endpoint is non-inferiority in change in visual acuity from baseline to the average of Week 40, 44 and 48. The objective for KSI-501 in DAYBREAK is to explore the efficacy potential of bispecific IL-6 and VEGF inhibition in a broad treatment-naïve wet AMD population.

DAYBREAK has completed enrollment, and Kodiak anticipates to be in a position to announce topline data for the primary endpoint in 3Q 2026.

KSI-101 Clinical Program Update

KSI-101 is a novel, potent and high strength (100 mg/mL) bispecific protein targeting IL-6 and VEGF. We are developing KSI-101 for patients with macular edema (retinal fluid) secondary to inflammation (MESI). MESI is a heterogenous group of diseases that clinically present with macular edema and visual impairment which are caused by a common pathophysiology of inflammation and blood retinal barrier disruption. The clinical presentation of retinal fluid and visual impairment is a mainstay in these patients, irrespective of the location of the inflammation inside of the eye (anterior, intermediate, posterior or all intraocular compartments) or the specific etiology (defined autoimmune associated, idiopathic, post-procedural, or inflammatory choroidal neovascularization).

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

Topline data readouts for PEAK and PINNACLE are expected in 4Q 2026 and 1Q 2027, respectively.

Pipeline Programs

With regards to our pipeline programs, dual cytokine-targeting bispecific antibody programs KSI-102 (anti-TNFa/IL-6) and KSI-103 (anti-IL-1/IL-6) continue to progress through pre-IND activities, targeting diseases of ocular inflammation and following on our development activities with KSI-101 for the treatment of macular edema secondary to inflammation.

Kodiak is advancing its platform technology to embed small molecules and other active pharmaceutical ingredients (“API”) into Kodiak's proprietary biopolymer backbone to enable high drug-antibody-ratio (“DAR”) medicines. The diverse APIs are designed to be released over time to achieve targeted, multi-specific and tailored modulation of biological pathways. The unique combination of high DAR and tailored therapeutic benefit offers potential for broad application to multifactorial systemic and ocular diseases and builds directly from our Antibody Biopolymer Conjugate technology and its 15 years of design, development and manufacturing experience. We call this platform extension our Antibody Biopolymer Conjugate Drug (“ABCD”) Platform because we are extending our platform capabilities to include the conjugation of small molecule drugs whereas historically we primarily conjugated biologics such as antibodies.

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

Components of Operating Results

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the development of our product candidates and ABC Platform. These expenses include certain payroll and personnel expenses, including stock-based compensation, for our research and product development employees; laboratory supplies and facility costs; consulting costs; fees paid to third-party vendors to conduct certain research and development activities on our behalf; and allocated overhead, including rent, depreciation and utilities. We expense both internal and external research and development expenses as they are incurred. Costs of certain activities, such as manufacturing and preclinical and clinical studies, are generally recognized based on an evaluation of the progress to completion of specific tasks. Payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized. The capitalized amounts are recognized as expense as the goods are delivered or the related services are performed.

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

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including stock-based compensation; professional fees for legal, consulting, accounting and tax services; compliance costs associated with being a public company; allocated overhead, including rent, depreciation and utilities; and other general operating expenses not otherwise classified as research and development expenses.

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents.

Other Expense, Net

Other expense, net consists primarily of tax expense and, in prior year periods, the change in fair value and settlement of derivative contracts.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Operating expenses
Research and development	$50,476	$31,878	$18,598	$136,880	$94,323	$42,557
General and administrative	11,876	14,754	(2,878)	40,055	46,347	(6,292)
Loss from operations	(62,352)	(46,632)	(15,720)	(176,935)	(140,670)	(36,265)
Interest income	917	2,711	(1,794)	3,760	9,018	(5,258)
Other expense, net	(22)	(25)	3	(56)	(450)	394
Net loss	$(61,457)	$(43,946)	$(17,511)	$(173,231)	$(132,102)	$(41,129)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Tarcocimab program expenses	$15,570	$9,361	$6,209	$41,732	$24,487	$17,245
KSI-501 and KSI-101 program expenses	8,969	2,285	6,684	18,495	5,586	12,909
ABC Platform and other program expenses	7,496	3,083	4,413	19,562	8,784	10,778
Payroll and personnel expenses	13,609	11,563	2,046	41,988	40,414	1,574
Facilities and other research and development expenses	4,832	5,586	(754)	15,103	15,052	51
Total research and development expenses	$50,476	$31,878	$18,598	$136,880	$94,323	$42,557

Tarcocimab program expenses increased $6.2 million and $17.2 million during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily driven by increased expenses related to the ongoing DAYBREAK pivotal phase 3 clinical trial and increased tarcocimab manufacturing activities in preparation for a BLA filing.

KSI-501 and KSI-101 program expenses increased $6.7 million and $12.9 million during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, due to expanding clinical activities for the DAYBREAK, PEAK/PINNACLE, and APEX studies, partially offset by reduced manufacturing expenses due to timing of production runs.

ABC Platform and other program expenses increased $4.4 million and $10.8 million during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily due to increased biopolymer manufacturing activities in the current year.

Payroll and personnel expenses increased $2.0 million and $1.6 million during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily due to increased headcount, partially offset by lower stock compensation expense.

Facilities and other research and development expenses decreased $0.8 million during the three months ended September 30, 2025, as compared to the same period in 2024, due to a reduction in the amount of rent expense allocated to R&D following the sublease of one of our corporate office buildings. Facilities and other research and development expenses were relatively flat during the nine months ended September 30, 2025, as compared to the same period in 2024, due to the aforementioned reduction in rent expense offset by currency fluctuations in the revaluation of our lease obligations.

General and Administrative Expenses

General and administrative expenses decreased $2.9 million during the three months ended September 30, 2025, as compared to the same period in 2024, due to lower stock compensation expense and lower net rent expense after subleasing one of our corporate office buildings. The decrease in general and administrative expenses of $6.3 million during the nine months ended September 30, 2025, as compared to the same period in 2024, was driven by the same factors partially offset by a non-cash $1.9 million lease impairment expense recorded in the first quarter of 2025 also related to the sublease.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the issuance of common stock and the sale of future royalties. As of September 30, 2025, we had cash and cash equivalents of $72.0 million. We believe that our current cash and cash equivalents will be sufficient to support our current and planned operations into 2026.

Future Funding Requirements

We have incurred net losses and negative cash flows from operations since inception. As of September 30, 2025, we had an accumulated deficit of $1,502 million. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(96,630)	$(87,249)
Investing activities	(463)	(631)
Financing activities	1,057	97
Net decrease in cash, cash equivalents and restricted cash	$(96,036)	$(87,783)

Cash Flows from Operating Activities

Net cash used in operating activities was $96.6 million for the nine months ended September 30, 2025, based on operational spend of $105.9 million, partially offset by changes in operating assets and liabilities of $9.3 million.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Cash Requirements and Material Known Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 27, 2025. There have been no material changes in our contractual obligations and commitments since December 31, 2024, except as otherwise described in Note 5 to our condensed consolidated financial statements included in this report.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 27, 2025, except as otherwise described in Note 2 to our condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is discussed under Note 2 to our condensed consolidated financial statements included in this report.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are in the clinical stage of drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.*

We are a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have conducted clinical trials, including Phase 3 pivotal clinical trials, of tarcocimab in patients with wet AMD, DME, DR and RVO. We completed enrollment for the Phase 3 DAYBREAK clinical trial of tarcocimab and KSI-501 in patients with wet AMD, the Phase 3 GLOW2 clinical trial of tarcocimab in patients with DR, and the Phase 1b APEX clinical trial of KSI-101 in patients with DME and patients with MESI. We are continuing enrollment for the on-going Phase 3 PEAK and PINNACLE clinical trials of KSI-101 in patients with MESI.

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

We have conducted a Phase 1 study of KSI-501 to evaluate the safety, tolerability and bioactivity of KSI-501 in DME. Although we have completed enrollment in the Phase 3 DAYBREAK study for patients with wet AMD, it could take years before a registrational-type trial is completed, if at all. In addition, we initiated a dose-finding Phase 1b APEX study in 2024 and dual Phase 3 studies, PEAK and PINNACLE, in 2025. We may in the future develop other product candidates, advance additional product candidates into clinical trials and terminate such trials prior to their completion. It will take additional investment and time for such programs to reach the same stage of development as tarcocimab, KSI-501 and KSI-101.

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

Disruptions at the FDA and other government agencies and regulatory authorities caused by funding shortages or a government shutdown could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shutdowns, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies and comparable regulatory authorities may also slow the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies and regulatory authorities, which would adversely affect our business. For example, over the last several years, including the recent government shutdown that began on October 1, 2025, and previously from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If the current government shutdown continues or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additionally, these changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken. Further, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, effective January 1, 2024.

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

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2025, we had 123 employees. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Risks Related to Our Business, Financial Condition and Capital Requirements

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.*

We have incurred net losses in each reporting period since our inception, including net losses of $173.2 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $1,502 million.

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

Our financial condition raises substantial doubt about our ability to continue as a going concern.*

As of September 30, 2025, we had cash and cash equivalents of $72.0 million. We have incurred net losses and negative cash flows from operations since inception. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors purchasing shares.*

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2023 to December 31, 2024 ranged from a low of $2.20 to a high of $10.90 and from January 1, 2025 to November 6, 2025, ranged from a low of $2.06 to a high of $21.05. As a result, shareholders may not be able to sell their common stock at or above the price that they paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During our last fiscal quarter, one of our officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a written plan for the sale of our securities set forth in the table below.

			Type of Trading Arrangement		Total Shares of
			Rule	Non-Rule	Common Stock
Name and Position	Action	Adoption Date	10b5-1*	10b5-1**	to be Sold	Expiration Date
John Borgeson, Chief Financial Officer	Adoption	September 29, 2025	X		120,000	December 16, 2026

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Securities Exchange Act.

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

KODIAK SCIENCES INC.

Date: November 13, 2025	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)