Form 10-K
period 2025-12-31
Kodiak Sciences Inc.
filed 2026-03-31
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Global Market on such date, was approximately $121.6 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 19, 2026, the registrant had 61,847,870 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

KODIAK SCIENCES INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2025

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or Exchange Act. We have based these forward-looking statements largely on our current expectations about future events. Forward-looking statements are not guarantees of future performance or results. Forward-looking statements are based on information available at the time those statements are made and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those in the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “intend,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan”, “hope” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views and are based on assumptions and subject to risks and uncertainties, including those set forth in “Part I, Item 1A — Risk Factors.” Forward-looking statements include, but are not limited to, statements about:

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
•
the scope, progress, results and costs of developing preclinical studies and clinical trials;
•
the number, size and design of clinical trials that regulatory authorities may require to obtain marketing approval, including the order and number of clinical studies required to support a BLA in retinal vein occlusion, or RVO, diabetic retinopathy, or DR, and wet age-related macular degeneration, or wet AMD, or any of our current or future product candidates;
•
our and Lonza’s ability to successfully execute on our manufacturing development plan;
•
our expectations regarding chemistry manufacturing and controls, or CMC, requirements of the United States Food and Drug Administration, or FDA, and other regulatory bodies to support any BLA submission and potential commercial launch;
•
our expectations regarding enhancements and benefits of new formulations of tarcocimab, KSI-501, KSI-101 or other Antibody Biopolymer Conjugate, or ABC, Platform derived molecules;
•
the timing or likelihood of regulatory filings and approvals and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
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
•
uncertainties regarding commercialization of our product candidates;
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
•
our financial performance; and
•
our aspirational goals and objectives related to our human capital resources and workforce objectives, including our ability to attract and retain key managerial, scientific and medical personnel.

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

All brand names or trademarks appearing in this Annual Report are the property of their respective holders. Unless the context requires otherwise, references in this Annual Report to “Kodiak” the “Company,” “we,” “us” and “our” refer to Kodiak Sciences Inc. and its subsidiaries.

Kodiak®, Kodiak Sciences®, ABC®, ABC Platform™, ABCD™, Zenkuda™, VETi™ and the Kodiak logo are registered trademarks or trademarks of Kodiak Sciences Inc. in various global jurisdictions.

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our common stock involves numerous risks, including the risks described in “Part I, Item 1A — Risk Factors” of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. These risks include, among others, the following:

•
We are in the clinical stage of drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.
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
•
Our prospects are heavily dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize tarcocimab, KSI-501 and KSI-101, our product candidates, which are currently in clinical development for multiple indications.
•
The failure of pivotal studies to meet their primary efficacy endpoints may lead us to pause, change or discontinue development of other product candidates based on our ABC Platform.
•
Our plans for the development of tarcocimab, KSI-501 or KSI-101 may be unsuccessful.
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
•
The regulatory approval processes of the FDA, European Medicines Agency, or EMA, and comparable foreign regulatory authorities are lengthy, time consuming, expensive and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
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

Kodiak has developed three late-stage clinical programs based on its internal discovery and development engine. The lead investigational medicine, tarcocimab tedromer (“Zenkuda” or “KSI-301” or “tarcocimab”), is an anti-VEGF therapy built on Kodiak's proprietary ABC platform. Zenkuda has a mean ocular half-life in humans of 20 days, approximately three times longer than approved anti-vascular endothelial growth factor ("VEGF") therapies, and is designed to maintain effective drug levels in ocular tissues for longer. Zenkuda is being developed as a mainstay intravitreal biologic monotherapy that provides high immediacy, driven by the enhanced formulation, and high durability, driven by the ABC platform and our science of durability, with the ultimate objective of providing, once approved, a flexible 1-month through 6-month label for all patients with retinal vascular disease (treatment-naïve, treatment-experienced, mild patients and severe patients).

Zenkuda has completed four successful Phase 3 pivotal studies: the Phase 3 GLOW1 and GLOW2 studies in diabetic retinopathy ("DR"), the Phase 3 BEACON study in retinal vein occlusion ("RVO"), and the Phase 3 DAYLIGHT study in wet AMD. In the GLOW1 and GLOW2 studies, Zenkuda successfully treated DR patients and prevented disease progression with 100% of patients on extended 6-month dosing at Year 1. In the BEACON study, during the first 6 months, Zenkuda-treated patients were dosed at 8-week intervals (as opposed to 4-week intervals for aflibercept). In the second 6 months, identical retreatment criteria were used for the Zenkuda and aflibercept arms, and nearly half of Zenkuda patients did not require any treatment while achieving similar vision and anatomical outcomes as the aflibercept group at one year. In the DAYLIGHT study, Zenkuda demonstrated non-inferior efficacy results and compelling safety and tolerability at a once-monthly dosing interval. Zenkuda is currently being studied in the Phase 3 DAYBREAK study in wet AMD, the final anticipated Phase 3 study in the program. In DAYBREAK, patients are treated on an every 1-month through every 6-month treatment interval, depending on an AI-driven assessment of disease activity. DAYBREAK has completed enrollment. DAYBREAK uses Zenkuda’s enhanced commercial 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance immediacy and durability. Topline results for the DAYBREAK one-year primary endpoint are expected in 3Q 2026.

Kodiak’s second investigational medicine, KSI-501, is an anti-interleukin 6, or IL-6, VEGF-trap bispecific therapy built on the ABC platform and is being developed for high prevalence retinal vascular diseases and intended to address the leading unmet needs of extended durability and targeting disease biology beyond VEGF for differentiated efficacy. KSI-501 is designed to provide high immediacy/efficacy, driven by the enhanced formulation, and high durability, driven by the ABC platform and our science of durability. In preclinical models, KSI-501 was shown to be a potent inhibitor of VEGF and IL-6 and, further, was shown to normalize the blood retinal barrier, opening up the possibility that KSI-501 may be a disease-modifying therapy for retinal vascular diseases. Furthermore, higher intraocular levels of IL-6 correlated with poorer best corrected visual acuity (“BCVA”) outcomes over time in wet AMD patients treated with anti-VEGF monotherapy, which may indicate that IL-6 inhibition in combination with anti-VEGF therapy could lead to improved outcomes. Kodiak has advanced KSI-501 into the Phase 3 study DAYBREAK to evaluate its efficacy and safety in wet AMD. DAYBREAK has completed enrollment. DAYBREAK uses KSI-501's enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance immediacy and durability. Topline results for the DAYBREAK one-year primary endpoint are expected in 3Q 2026.

Kodiak’s third investigational medicine, KSI-101, is a high strength (100 mg/mL) bispecific protein targeting IL-6 and VEGF. We are developing KSI-101 for patients with macular edema (retinal fluid) secondary to inflammation ("MESI"). MESI is a heterogenous group of diseases that clinically present with macular edema and visual impairment which are caused by a common pathophysiology–inflammation and blood retinal barrier disruption. The clinical presentation of retinal fluid and visual impairment is a mainstay in these patients, irrespective of the location of the inflammation inside of the eye (anterior, intermediate, posterior, or all intraocular compartments) or the specific etiology (defined autoimmune associated, idiopathic, post-procedural, or inflammatory choroidal neovascularization). Currently there are no available intravitreal biologic therapies addressing the spectrum of MESI diseases. We believe that MESI represents a new market segment separate from the established anti-VEGF market. Our completed dose-finding Phase 1b study APEX evaluated KSI-101 in two cohorts, Cohort 1 in patients with diabetic macular edema ("DME") and Cohort 2 in patients with MESI. APEX indicated that KSI-101 provided meaningful visual and anatomical gains in both DME and MESI and that KSI-101 was well tolerated. Meaningful treatment responses were seen in the MESI population, irrespective of the location of inflammation and specific MESI etiology, opening up the potential for KSI-101 to become a unifying treatment for this patient population. Based on APEX, the top two dose levels tested were selected to advance into the Phase 3 program. The PEAK and PINNACLE Phase 3 studies are actively enrolling MESI subjects at the 5 mg and 10 mg dose levels versus sham. Topline data readouts for PEAK and PINNACLE are expected in 4Q 2026 and 2Q 2027, respectively.

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

In addition to advancing our pipeline, we have made progress in process development and commercial scale manufacturing, including the commissioning and regulatory approval of Ursus, our dedicated commercial-scale drug substance manufacturing facility that was custom-designed and built in collaboration with Lonza, a leading drug contract manufacturing firm. We believe these manufacturing efforts could position Kodiak for potential market share capture if tarcocimab and KSI-501 are approved.

To date, we have retained all global rights to make, use and sell its product candidates, which we believe preserves future value and allows for agile decision-making. Our objective is to develop our retina-focused product candidates, seek FDA approval and ultimately commercialize our product candidates in major markets.

Zenkuda (tarcocimab) Clinical Program Summary

Kodiak’s lead clinical program Zenkuda is an investigational anti-VEGF therapy built on Kodiak’s ABC platform and is designed to maintain potent and effective drug levels in ocular tissues for longer than existing available agents. It is being developed as a mainstay intravitreal biologic monotherapy intended to provide high immediacy, driven by its enhanced formulation and high durability from our ABC platform. Our ultimate objective is to provide a flexible 1-month through 6-month label to enable earlier treatment and prevention of vision loss for patients with diabetic retinopathy and to develop a new high immediacy and high durability agent to improve outcomes for patients with other retinal vascular diseases.

To date, the original, clinical formulation of tarcocimab was studied in six pivotal clinical studies: Phase 3 GLOW1 study in diabetic retinopathy (“DR”), Phase 3 BEACON study in retinal vein occlusion (“RVO”), Phase 3 DAYLIGHT study in wet AMD, Phase 3 GLEAM and GLIMMER studies with identical study design in diabetic macular edema (“DME”), and Phase 2/3 DAZZLE study in wet AMD. Of the six registrational studies, GLOW1, BEACON and DAYLIGHT successfully met the primary endpoint. An enhanced, commercial formulation of tarcocimab was studied in one Phase 3 clinical trial, GLOW2, and is currently being studied in a second Phase 3 clinical trial DAYBREAK. The GLOW2 study in DR successfully met the primary endpoint, and DAYBREAK has completed enrollment. We anticipate being in a position to announce topline data for the primary endpoint for DAYBREAK in 3Q 2026 and intend to file a BLA for tarcocimab in DR, RVO and wet AMD.

Both GLOW2 and DAYBREAK use tarcocimab’s enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to deliver high immediacy and high durability.

More information about study design and results, if completed, from each individual pivotal study are summarized next.

Ongoing Phase 3 Studies

DAYBREAK – Phase 3 Study in Patients with Wet Age-Related Macular Degeneration

The Phase 3 DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of Zenkuda and KSI-501 against active comparator aflibercept. The DAYBREAK study incorporates learnings from prior pivotal trials of Zenkuda and was designed to maximize the probability of meeting the primary endpoint of non-inferiority in visual acuity gains. Patients randomized to Zenkuda will receive individualized dosing every 4 to 24 weeks on an as needed basis following four monthly loading doses. Patients randomized to aflibercept will be dosed per label. The individualized dosing of Zenkuda is determined by a treat-to-dryness proactive approach using the presence of retinal fluid as a disease activity marker, which resembles retina specialists' practice and optimizes each patient's treatment, instead of using a combination of central subfield thickness ("CST") and vision loss. The objectives for Zenkuda in DAYBREAK are to assess its durability potential, strengthen its competitive position in wet AMD and bolster the possible regulatory application package for the program. DAYBREAK was designed to demonstrate the potential for Zenkuda to be a mainstay biologic for VEGF-driven retinal vascular diseases with both a strong efficacy/immediacy (driven by its enhanced formulation) and a strong durability (driven by its ABC design and science of durability). Topline data for the one-year primary endpoint in DAYBREAK are expected in 3Q 2026.

Completed Studies

GLOW1 and GLOW2 – Phase 3 studies in patients with diabetic retinopathy

GLOW1 and GLOW2 were prospective, randomized, double-masked, sham-controlled, multicenter Phase 3 studies evaluating Zenkuda 5mg in participants with diabetic retinopathy. Both studies employed extended-interval dosing regimens with an ultimate treatment interval of every six months. The primary endpoint was the proportion of eyes improving by ≥2 steps on the Diabetic Retinopathy Severity Scale ("DRSS") from baseline to Week 48. Additional outcome measures include the proportion of eyes developing a sight-threatening complication of diabetic retinopathy and the proportion of eyes improving ≥3 steps on DRSS from baseline to Week 48.

In the GLOW1 study, patients were randomized 1:1 to receive either sham injections or Zenkuda via intravitreal injection at baseline, Week 8, Week 20 and Week 44, for a planned four injections in year one. The Phase 3 GLOW1 study demonstrated that, with extended 6-month dosing in every patient, Zenkuda can achieve strong efficacy both in treating existing disease (primary endpoint) and preventing vision threatening complications and disease progression (key secondary endpoint). In GLOW1, Zenkuda met its primary endpoint of the proportion of patients with at least a 2-step improvement on the DRSS score with 41.1% of Zenkuda-treated patients demonstrating at least a 2-step improvement versus 1.4% of patients in the sham group, a 29-fold increased response rate ratio (p-value < 0.0001). Zenkuda also met all key secondary endpoints, including greater reductions in the proportion of patients developing sight-threatening complications (such as diabetic macular edema and proliferative diabetic retinopathy) versus sham, demonstrating an 89% decreased risk (2.3% with Zenkuda versus 21.0% with sham, p-value < 0.0001).

The Phase 3 GLOW2 study was designed as a confirmatory study to the Phase 3 GLOW1 study. Patients were randomized 1:1 to receive either sham injections or Zenkuda via intravitreal injection at baseline, Week 4, Week 8, Week 20 and Week 44, for a planned five injections in year one. The Phase 3 GLOW2 study confirmed findings from GLOW1 that, with extended 6-month dosing in all Zenkuda-treated patients, Zenkuda can achieve strong efficacy both in treating existing disease (primary endpoint) and preventing vision threatening complications and disease progression (key secondary endpoint). In GLOW2, Zenkuda met its primary endpoint of the proportion of patients with at least a 2-step improvement on the DRSS, with 62.5% of Zenkuda-treated patients demonstrating at least a 2-step improvement versus 3.3% of patients in the sham group, a 19-fold increased response rate ratio (p-value < 0.0001). Zenkuda also met all key secondary endpoints, including greater reductions in the proportion of patients developing sight-threatening complications (such as diabetic macular edema and proliferative diabetic retinopathy), versus sham, demonstrating an 85% decreased risk (2.4% with Zenkuda versus 15.8% with sham, p-value ≤ 0.0001). Zenkuda was well-tolerated with low rates of common ocular adverse events. No cases of intraocular inflammation were reported in the study, and no cases of retinal vasculitis or occlusive retinal vasculitis were observed. The incidence of cataract in the study eye was low (2.3% with Zenkuda versus 1.6% with sham) and in line with expected background rates in patients with DR.

BEACON – Phase 3 Study in Patients with Treatment-Naïve Retinal Vein Occlusion

The Phase 3 BEACON study was a randomized, double-masked, multicenter, active comparator-controlled study in treatment naïve patients with vision loss and macular edema due to retinal vein occlusion, including both branch (“BRVO”) and central (“CRVO”) subtypes. In the initial six months of the study, patients received tarcocimab on a fixed every-8-week dosing regimen following 2 monthly loading doses or aflibercept 2mg on a fixed monthly dosing regimen per its label. In the second six months of the study, tarcocimab and aflibercept were tested head-to-head according to a pro re nata (“PRN”) protocol in which patients in both groups were treated only when disease reactivated according to matched predefined disease activity criteria.

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

Safety and tolerability were comparable between tarcocimab and aflibercept. Intraocular inflammation (“IOI”) rate was comparable between groups (tarcocimab 2.5% vs aflibercept 0.7%). No cases of inflammation associated with vascular occlusion or vasculitis were reported.

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

KSI-501 Clinical Program Summary

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

Kodiak has advanced KSI-501 into the Phase 3 study DAYBREAK to evaluate its efficacy and safety in wet AMD. DAYBREAK has completed enrollment. DAYBREAK uses KSI-501's enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance immediacy and durability.

About DAYBREAK (and KSI-501)

The DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of KSI-501 and Zenkuda against active comparator aflibercept. Patients randomized to KSI-501 will receive fixed every 8-week dosing with additional individualized dosing (up to monthly dosing) on an as needed basis after four monthly loading doses. Patients randomized to aflibercept will be dosed per label. Using the same treat-to-dryness approach as Zenkuda, coupled with fixed intensive proactive dosing, our goal is to maximize both the probability of meeting the primary endpoint as well as the probability of demonstrating additional efficacy benefits. The primary endpoint is non-inferiority in change in visual acuity from baseline to the average of Week 40, 44 and 48. The objective for KSI-501 in DAYBREAK is to explore the efficacy potential of bispecific IL-6 and VEGF inhibition in a broad treatment-naïve wet AMD population. DAYBREAK has completed enrollment. Topline data for the one-year primary endpoint in DAYBREAK are expected in 3Q 2026.

KSI-101 Clinical Program Summary

KSI-101 is a high strength (100 mg/mL) bispecific protein targeting IL-6 and VEGF. We are developing KSI-101 for patients with macular edema (retinal fluid) secondary to inflammation ("MESI"). MESI is a heterogenous group of diseases that clinically present with macular edema and visual impairment which are caused by a common pathophysiology–inflammation and blood retinal barrier disruption. The clinical presentation of retinal fluid and visual impairment is a mainstay in these patients, irrespective of the location of the inflammation inside of the eye (anterior, intermediate, posterior or all intraocular compartments) or the specific etiology (defined autoimmune associated, idiopathic, post-procedural or inflammatory choroidal neovascularization).

Currently there are no available intravitreal biologic therapies addressing the spectrum of MESI diseases. We believe that MESI represents a new market segment separate from the established anti-VEGF market.

Our completed dose-finding Phase 1b study APEX evaluated KSI-101 in two cohorts, Cohort 1 in patients with diabetic macular edema (DME) and Cohort 2 in patients with MESI. APEX demonstrated that KSI-101 provides meaningful visual and anatomical gains in both DME and MESI and that KSI-101 is well tolerated. Meaningful treatment responses were seen in the MESI population, irrespective of the location of inflammation and specific MESI etiology, opening up the potential for KSI-101 to become a unifying treatment for this patient population.

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

Patients randomized to the KSI-101 treatment arms will receive fixed monthly dosing for 6 doses (from Day 1 to Week 20), with subsequent individualized dosing (up to monthly dosing) for 6 additional visits (Week 24 to Week 44). Patients in the sham arm will receive monthly sham dosing for 6 doses followed by sham PRN. The primary and key secondary endpoints will be evaluated at Week 24. PEAK and PINNACLE are now actively enrolling patients. Topline data readouts for PEAK and PINNACLE are expected in 4Q 2026 and 2Q 2027, respectively.

Antibody Biopolymer Conjugate Drug Substance Manufacturing

In August 2020, we entered into a manufacturing agreement with Lonza for the clinical and commercial supply of the Company’s antibody biopolymer conjugate drug substance which included a custom-built manufacturing facility. The manufacturing agreement has an initial term of 8 years, and the Company has the right to extend the term up to a total of 16 years. The Company and Lonza each have the ability to terminate this agreement upon the occurrence of certain events.

In April 2021, the agreement was amended to provide for greater manufacturing flexibility, to define a comprehensive mandate as an antibody biopolymer conjugates manufacturing facility to be used for the Company’s antibody biopolymer conjugates pipeline, at clinical as well as commercial scales, across a broad capacity range under the tight quality controls required for ophthalmology and retinal medicines and to allow for future process and equipment changes as needed.

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

KSI-501 and KSI-101 Manufacturing

We have been progressing the manufacturing of KSI-501 and KSI-101 in support of ongoing clinical studies. Clinical material for both KSI-501 (50 mg/mL strength in our enhanced formulation) and KSI-101 (100 mg/mL strength) were successfully manufactured in the first quarter of 2024.

ABC Platform Development and Pipeline

With regards to our pipeline programs, dual cytokine-targeting bispecific antibody programs KSI-102 (anti-TNFa/IL-6) and KSI-103 (anti-IL-1/IL-6) continue to progress through pre-IND activities, targeting diseases of ocular inflammation and following on our development activities with KSI-101 for the treatment of macular edema secondary to inflammation.

We are advancing our platform technology to embed small molecules and other active pharmaceutical ingredients (“API”) into our proprietary biopolymer backbone to enable high drug-antibody-ratio (“DAR”) medicines. The diverse APIs are designed to be released over time to achieve targeted, multi-specific and tailored modulation of biological pathways. The unique combination of high DAR and tailored therapeutic benefit offers potential for broad application to multifactorial systemic and ocular diseases and builds directly from our Antibody Biopolymer Conjugate technology and its 15 years of design, development and manufacturing experience. We call this platform extension our Antibody Biopolymer Conjugate Drug (“ABCD”) Platform because we are extending our platform capabilities to include the conjugation of small molecule drugs whereas historically we primarily conjugated biologics such as antibodies.

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

The second program is for the treatment of geographic atrophy (“GA”). There are two approved therapies, both complement inhibitors, and they require monthly or every other month intravitreal injections and neither sufficiently halts disease progression. Our program explores the potential to embed in the biopolymer backbone (i) a macrocyclic peptide inhibitor of the complement pathway, and (ii) an NLRP3 small molecule inhibitor. The NLRP3 inflammasome is known to play a key role in AMD disease biology. The objective of this duet program is to create an intravitreally injected ABCD platform-enabled therapy with a dual mechanism of action to achieve better efficacy and extended durability, for quarterly dosing, as compared to currently approved therapies for GA, which are based on a single mechanism of action and are dosed monthly or every other month.

Our retina duet programs in glaucoma and GA built with our ABC platform continue to progress towards IND.

Digital Health Platform Development

Our VETi (Visual Engagement Technology and imager) program has achieved significant advancements in hardware, software and algorithms development. VETi is our AI- and machine-learning-enabled wearable headset with applications in retina care alongside broader opportunities in identity security and cognitive sciences. This progress is reflective of Kodiak’s long term planning and execution towards an enhanced identity as a vision sciences company, integrating proprietary therapeutics and next-generation vision technologies.

Competition

The current standard of care for DR (including DME), RVO and wet AMD consists of intravitreal administration of anti-VEGF therapies. Leading agents include Avastin, Eylea and Eylea HD, Vabysmo, Lucentis and its biosimilars. These therapies are well-established, widely utilized and broadly reimbursed by third-party payors.

Among these, Vabysmo, a bispecific antibody targeting both VEGF-A and angiopoietin-2 (Ang-2), has achieved significant market adoption since its launch and now treats a substantial share of treated patients. Vabysmo demonstrated non-inferior visual acuity outcomes versus Eylea in Phase 3 trials across wet AMD, DME and RVO, with extended dosing intervals of up to every 16 weeks in a meaningful proportion of patients.

Regeneron’s Eylea HD is a major competitive product, with FDA approvals across wet AMD, DME, DR and RVO. In Phase 3 trials, Eylea HD demonstrated non-inferior visual acuity compared to standard-dose Eylea with extended dosing intervals of up to every 12–16 weeks for many patients.

There are also other companies and research organizations developing treatments targeting other molecular targets, potential gene therapy treatments, stem cell transplant treatments, medical devices as well as biosimilars for the treatment of DR, RVO and wet AMD. We believe the therapeutic space of retinal diseases may become increasingly competitive in the future.

Overall, the retinal disease treatment landscape is increasingly competitive, with multiple established agents and a continued shift toward therapies offering extended durability and reduced treatment burden.

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

Any future product candidates must be approved by the FDA through either a new drug application, or NDA, or a BLA, process before they may be legally marketed in the United States. The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice requirements;
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

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including good laboratory practice regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast track status any time before receiving NDA or BLA approval, but ideally no later than the pre-NDA or pre-BLA meeting.

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

In addition, an application must include information demonstrating that:

•
the proposed biosimilar product and reference product utilize the same MOA for the condition(s) of use prescribed, recommended, or suggested in the proposed labeling, but only to the extent the MOA are known for the reference product;
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

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for 12 years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application for four years from the date of first licensure of the reference product. A reference product may also be entitled to exclusivity under other statutory provisions. For example, a reference product designated for a rare disease or condition (an “orphan drug”) may be entitled to seven years of exclusivity, in which case no product that is biosimilar to the reference product may be approved until either the end of the 12-year period provided under the biosimilarity statute or the end of the seven-year orphan drug exclusivity period, whichever occurs later. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block biosimilarity applications from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

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

The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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

Moreover, several states and local jurisdictions have enacted legislation requiring pharmaceutical manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of sales representatives, and prohibit certain other sales and marketing practices. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above.

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

The manufacturing and distribution of biologic and pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

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

European data protection laws generally restrict the transfer of personal data from Europe, including from the European Economic Area, or EEA, the United Kingdom and Switzerland, to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Legal challenges have in the past and may in the future be successful in limiting the mechanisms available to transfer personal data across national borders.

The failure to address or comply with applicable data privacy and security obligations could result in significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition.

U.S. Health Care Reform

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future financial results or operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. The ACA was enacted in 2010 and since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. Congress is also considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies are intended to significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act"). The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

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

European Union Drug Review and Approval

In the EEA, which is comprised of the 27 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.

•
The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that could require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Coverage policies and third-party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights. We seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position in the field. Although we are not party to any material in-license agreements as of the date of this Annual Report, we may in the future pursue in-licensing opportunities to strengthen our proprietary position in the field. We additionally rely on data exclusivity, market exclusivity, and patent term extensions when available, and may seek and rely on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including our patents; and to operate without infringing the valid and enforceable patents and other proprietary rights of third parties.

We have prosecuted numerous patents and patent applications and possess know-how and trade secrets relating to the development and commercialization of our ABC Platform, tarcocimab, KSI-501 or KSI-101, including related manufacturing processes and technology. As of December 31, 2025, we were the assignee of record for approximately 15 U.S. issued patents, and the applicant for approximately 20 U.S. pending patent applications and seven pending PCT applications directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates. In addition, 54 patents are issued in jurisdictions outside of the United States and 88 patent applications are pending in jurisdictions outside of the United States, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, Macau, New Zealand, Singapore, South Africa and South Korea. In many cases, these patents and patent applications in jurisdictions outside of the United States are counterparts to the foregoing U.S. patents and patent applications. For example, these patents and patent applications include claims directed to:

•
therapeutic proteins and biologically active agents conjugated to a biopolymer;
•
specific therapeutics; and
•
components of our therapeutics.

In the normal course of business, we intend to pursue, when possible, composition, method of use, dosing and formulation patent protection, as well as manufacturing and drug development processes and technology. The patents and patent applications we have filed outside of the United States are in Europe, Japan and various other jurisdictions.

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

Our issued U.S. patents will expire on dates ranging from 2027 to 2040. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2030 to 2045. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

As of December 31, 2025, we have a total of 36 pending trademark applications and issued trademark registrations. These include four trademark registrations and four pending trademark applications in the United States, and 27 trademark registrations and one pending trademark application in jurisdictions outside of the United States. Of the trademark registrations in jurisdictions outside of the United States, 17 are in China, two are in each of the European Union, Japan and the United Kingdom, and one is in each of Canada, India, Singapore and Switzerland. The pending trademark application in a jurisdiction outside of the United States is in Canada. We also may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please refer to the section on “Part I, Item 1A — Risk Factors—Risks Related to Our Intellectual Property.”

Human Capital Management

As of December 31, 2025, we had 124 employees worldwide, of whom 10 were based outside of the United States. Of our employees, 36 hold a Ph.D. or M.D. (or equivalent) degree. None of our employees is subject to a collective bargaining agreement. We continually assess employee turnover, recruitment initiatives, compensation and benefits programs, safety in performing critical laboratory work and other matters relevant to human capital management, and we review results with our Board of Directors on a periodic basis. We aim to offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations and in each of employee groups at each level around the globe as assessed with internal and external benchmarking data.

Additional Information

We were organized in June 2009 in Delaware as a limited liability company. In September 2015, we converted to a Delaware corporation and, in connection with the conversion, changed our name to "Kodiak Sciences Inc." Our principal executive office is located at 1250 Page Mill Road, Palo Alto, California 94304. Our telephone number is (650) 281-0850.

We maintain an internet website at the following address: www.kodiak.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

You should consider carefully the following risk factors, together with all the other information in this report, including the section of this report titled “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto. The occurrence of any events described in the following risk factors and the risks described elsewhere in this report could harm our business, operating results, financial condition or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements that we have made in this report and that we may make from time to time. You should consider all of the risk factors described when evaluating our business. The risks described below are not intended to be exhaustive and are not the only risks that we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, operating results, financial condition, and/or growth prospects.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are in the clinical stage of drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have conducted clinical trials, including Phase 3 pivotal clinical trials, of tarcocimab in patients with wet AMD, DME, DR and RVO. We completed enrollment for the Phase 3 DAYBREAK clinical trial of tarcocimab and KSI-501 in patients with wet AMD. We are continuing enrollment for the on-going Phase 3 PEAK and PINNACLE clinical trials of KSI-101 in patients with MESI.

To date, we have not obtained marketing approval for any of our product candidates or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

Our prospects are heavily dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize tarcocimab, KSI-501 and KSI-101, our product candidates, which are currently in clinical development for multiple indications.

Our prospects are heavily dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize tarcocimab, KSI-501 and KSI-101, our product candidates. We cannot be certain that our product candidates will be successful in any of the planned or pending clinical trials.

Our previous clinical trial results are not necessarily predictive of the results of our on-going or future discovery programs or any future preclinical or clinical studies. Our ability to demonstrate efficacy, safety and/or clinical durability in pivotal studies may be affected by the patient populations sampled and the design of our pivotal studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in previous clinical studies, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported or unobserved adverse events as more patients are treated and followed for longer periods of time.

For example, in our Phase 2b/3 DAZZLE clinical trial evaluating the efficacy, durability and safety of tarcocimab in treatment-naïve subjects with neovascular wet AMD and in our Phase 3 GLEAM and GLIMMER studies, tarcocimab did not meet the primary efficacy endpoint of showing non-inferior visual acuity gains.

There can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical study protocols and the rate of dropout among clinical study participants. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA approval. We have never submitted a BLA, and even if GLOW1, GLOW2, BEACON, DAYLIGHT or DAYBREAK clinical data support submission of a tarcocimab BLA to the FDA in 2026, we may need to delay submission which would delay review and potential approval. If approved, clinical study designs and data are not necessarily predictive of the final marketed product label. FDA may not approve a label for a particular dosing frequency, even if we believe the data demonstrate support for that dosing. For example, our DAYBREAK trial uses an AI-based tool to measure retinal fluid and individualize dosing, and this dosing may not be incorporated into labeling or may require separate FDA review of the AI-based tool.

We may in the future develop other product candidates, advance additional product candidates into clinical trials and terminate such trials prior to their completion. It will take additional investment and time for such programs to reach the same stage of development as tarcocimab, KSI-501 and KSI-101.

The failure of pivotal studies to meet their primary efficacy endpoints may lead us to pause, change or discontinue development of other product candidates based on our ABC Platform.

In July 2023, we announced that the Phase 3 GLEAM and GLIMMER clinical trials of tarcocimab did not meet their primary efficacy endpoints and, as a result, we paused further development of tarcocimab pending review of Year 1 data from the Phase 3 BEACON study in patients with RVO and the Phase 3 GLOW1 study of patients with DR. Although we resumed the development of tarcocimab in November 2023, we may again determine to discontinue development of tarcocimab or our ABC Platform or other product candidates, including KSI-501, based on future information such as in process or completed clinical trial results, which could prevent us from, or significantly delay, achieving profitability and could result in disruptions to our business including potential impairment charges, restructuring costs, or costs that are greater than expected.

Our plans for the development of tarcocimab, KSI-501 or KSI-101 may be unsuccessful.

We resumed further development of tarcocimab in November 2023 following the outcomes of Year 1 data from the Phase 3 BEACON study in patients with RVO and the Phase 3 GLOW1 study of patients with DR. In connection with our development program, we developed an enhanced, commercial formulation of tarcocimab. While the FDA has advised that the additional clinical studies to be conducted with the revised formulation should be sufficient to bridge the former material to the go-to-market material, we cannot be sure that the FDA, EMA or comparable foreign regulatory authorities would agree or accept our planned BLA even if our planned additional trials are successful and, as a result, further development of tarcocimab and KSI-501 may ultimately not be successful.

Preliminary, interim and ongoing data from our preclinical studies and clinical trials is subject to a number of risks and uncertainties and may change as more patient data become available.

We may from time to time have access to certain data from our preclinical studies and clinical trials on a preliminary, interim or ongoing basis. Such data is typically incomplete and is subject to a number of risks and uncertainties. In particular, any analysis of preliminary, interim or ongoing data typically involves only a preliminary analysis of then-available data. The results and related findings and conclusions based on such preliminary analysis may change following a more comprehensive review, evaluation, audit and verification of the data. Further, such preliminary, interim or ongoing data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. We may also make assumptions, estimations, calculations and conclusions as part of any analyses of these data, without the opportunity to fully and carefully evaluate complete data. As a result, the preliminary, interim or ongoing data from any of our preclinical studies or clinical trials, as well as any analysis of such data and any related findings and conclusions, may differ from, and may not be indicative of, future data, findings and conclusions for the same preclinical studies or clinical trials, and different conclusions or considerations may qualify such results once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures. We may from time to time make business decisions, prioritize certain product candidates, or otherwise allocate resources based on such preliminary, interim or ongoing data, and any such actions are subject to similar risks and uncertainties.

From time to time, we may also disclose any such preliminary, interim or ongoing data from our preclinical studies and clinical trials. Any such preliminary, interim or ongoing data are subject to the risks and uncertainties described above, and accordingly investors should not place undue reliance on any such data, or any related findings and conclusions, that we may disclose from time to time. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses based on any such preliminary, interim or ongoing data, or may interpret or weigh the importance of such data differently, which could impact the value of the particular program, the approvability or commercialization of tarcocimab, KSI-501 or KSI-101 and our company in general. In addition, any preliminary, interim or ongoing data we may choose to publicly disclose from time to time regarding a particular preclinical study or clinical trial would be based on what is typically extensive information, but may not reflect all of the data we have received. It is possible that investors and others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If any preliminary, interim or ongoing data, or any related findings or conclusion, that we choose to publicly disclose differ from final results, findings and conclusions for the same preclinical study or clinical trial, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, tarcocimab, KSI-501 or KSI-101 may be harmed, which could harm our business, operating results, prospects or financial condition. Conversely, any preliminary or interim information we determine not to publicly disclose, including because it has yet to be fully and carefully evaluated, may in the future be deemed significant with respect to decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business.

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
•
any product candidates and the ABC Platform that we develop may not be sufficiently covered by intellectual property for which we hold exclusive rights or may be covered by third party patents or other intellectual property or exclusive rights;
•
the market for a product candidate may change so that the continued development of that product candidate is no longer commercially attractive;
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

If any of our product candidates successfully completes clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate in any jurisdiction. We may never receive regulatory approval to market any product candidate in any jurisdiction even if such product candidate successfully completes clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or partners will conduct these activities successfully or do so within the timeframe we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

Even if we receive regulatory approval to market any of our product candidates, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. That approval may be for indications, dosage and administration or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional or unanticipated clinical studies to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified REMS. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND application or a clinical trial application, or CTA, will result in the FDA, EMA, or any other regulatory authority as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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
•
delays in obtaining required IRB approval at each clinical trial site;
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

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in other significant negative consequences.

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

We may encounter difficulties enrolling patients in our clinical trials and our clinical development activities could thereby be delayed or otherwise adversely affected.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal diseases for which we have product candidates. Several of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD, DME, DR and RVO. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to educate these parties on the benefits of switching to any product candidates developed by us. In addition, multiple biosimilars referencing established anti-VEGF therapies have been approved in the United States and are entering the market, which may increase pricing and competitive pressures. Companies that we are aware are developing and/or commercializing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer, Regeneron, AbbVie, Boehringer Ingelheim, Amgen, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

Roche’s product, Vabysmo (faricimab) received FDA approval for the treatment of wet AMD and DME in January 2022 and received FDA approval for RVO in October 2023. Vabysmo has gained rapid adoption since launch and garnered significant market share. Regeneron’s product, Eylea HD (high dose aflibercept) gained FDA approval for the treatment of wet AMD, DME and DR in August 2023 and received FDA approval for RVO in November 2025. It has also become an important therapy in the marketplace due to Regeneron’s incumbent position in retinal diseases. Even if our product candidates present a compelling clinical profile, we may not be able to market our product candidates as effectively as our competitors. For example, entrenched franchises may seek to impede adoption of our product candidates through significant discounts or rebates.

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

Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as our product candidates generally cannot be adequately characterized prior to manufacturing the final product. As a result, an assay of the finished product is not sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to attempt to control our manufacturing process to assure that the process works, and the product candidate is made strictly and consistently in compliance with the process.

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

We have limited experience manufacturing any of our product candidates on a commercial scale. If we or any of our third-party manufacturers encounter difficulties in production, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials, or our ability to supply our products for patients, if approved, could be delayed or stopped, or we may be unable to establish a commercially viable cost structure.

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

The development program and timeline of tarcocimab may impact our ability to use the Ursus Facility as intended, which could be costly.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates we may develop, we may not be successful in commercializing those product candidates if and when they are approved.

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
•
the ability to offer appropriate patient access programs, such as appropriate co-pay assistance;
•
the extent to which physicians recommend our products to their patients;
•
the convenience and ease of dosing and administration compared to alternative treatments;
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

Drug pricing and access policies in the United States and internationally may change and negatively impact the commercial viability of our product candidates. Proposed policy changes, including the Medicare Drug Price Negotiation Program, may limit our ability to competitively price our product candidates, if approved. Further, commercial insurers may limit patient access to our product candidates, if approved and other branded therapies. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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
impairment of our business reputation;
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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

The regulatory approval processes of the FDA, European Medicines Agency, or EMA, and comparable foreign regulatory authorities are lengthy, time consuming, expensive and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

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

Disruptions at the FDA and other government agencies and regulatory authorities caused by funding shortages or a government shutdown could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies and comparable regulatory authorities may also slow the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies and regulatory authorities, which would adversely affect our business. For example, over the last several years, including the recent government shutdown that began on October 1, 2025 and ended on November 12, 2025, and previously from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If the current government shutdown continues or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain international jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers.

Since the ACA’s enactment, there have been numerous challenges and amendments to the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include, for example, aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. For example, the current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

We cannot predict the initiatives that may be adopted in the future or their impact on our business. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect, among other things:

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
•
HIPAA, which created new federal criminal statutes that, among other things, prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
•
HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses and their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information;
•
the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistant and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state and local laws that require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We and the third parties with whom we work are subject to stringent and evolving obligations related to data privacy and security. These obligations include U.S. and foreign laws, regulations and rules; contractual obligations; industry standards and policies. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions; litigation (including class claims) and arbitration; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue and profits; loss of sales and other adverse business consequences.

In the ordinary course of business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive information). Our data processing activities subject us to numerous data privacy and security obligations such as various laws and regulations, as well as guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations related to data privacy and security. Data privacy and security laws and regulations are evolving and resulting in increased regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include, in relation to their personal data, the right to access, correct, delete and opt-out of certain data processing activities (such as targeted advertising, profiling and automated decision-making). The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. Certain of these state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act, or the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses subject to the law to provide specific disclosures in privacy notices and respond to requests of such individuals to exercise certain privacy rights. The CCPA provides for civil penalties and a private right of action for certain data breaches (which could lead to the recovery of significant statutory damages). Although these laws may exempt some data processed in the context of clinical trials, these laws increase compliance efforts, legal risks and compliance costs for us and the third parties with whom we work. Similar laws are being considered in other states as well as at the federal and local levels. We expect more legislatures to pass additional privacy or security laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the United Kingdom’s GDPR, or UK GDPR (collectively, GDPR), impose strict requirements for processing personal data. Violators of these laws face potential significant penalties. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros (under the EU GDPR) or 17.5 million pounds sterling (under the UK GDPR), or 4% of annual global revenue, whichever is greater. Further, the EU and UK GDPR also provide for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

Our personnel and others with whom we work use generative artificial intelligence, or AI and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to, for example, data localization requirements or limitations on cross-border data transfers. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms (such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension), that may be used to lawfully transfer personal data to the United States or other countries, these mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these measures. An inability or material limitation on our ability to transfer personal data to the United States or other countries could materially impact our business operations. If there were no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States or other jurisdictions, or if the requirements for a legally-compliant transfer are too onerous, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe and other foreign jurisdictions. The inability to transfer personal data to the United States or other jurisdictions could significantly and negatively impact our business operations by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, entities that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased regulator, individual litigant, and activist group scrutiny. Some European regulators have ordered certain companies to suspend or permanently cease certain data transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer requirements.

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that impacts certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours that operate in the clinical trial space and impacts the ability to transfer data in connection with certain transactions or agreements.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, and may become in the future, subject to such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish statements regarding data privacy and security. Regulators are increasingly scrutinizing these statements, and if these statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to, among other things, investigations, enforcement actions and other adverse consequences.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business. If we or any third party with whom we work fail or are perceived to have failed to address or comply with applicable obligations relating to data privacy and security, we could face significant consequences, including but not limited to: regulatory fines and bans on processing personal data; investigations and enforcement actions, penalties and other liabilities, litigation (including class action claims and mass arbitration demands); additional reporting requirements and/or oversight; orders to destroy or not use personal data; interruptions or stoppages in our development process and business operations (including, as relevant, our clinical trial activities); and damage to our reputation. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis which could result in significant damages. Any of these events could have a material adverse effect on our business, financial condition, results of operations and/or growth prospects.

If we or any contract manufacturers and suppliers we engage fail to comply with environmental, health and safety laws, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

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

We currently rely on a third-party manufacturer, Lonza, for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials and for commercial supply of any product candidates that we may develop.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our ABC Platform and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our ABC Platform, product candidates and other technologies that are important to our business. We have filed or intend to file patent applications on core aspects of our technology and product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we only have filed provisional patent applications on certain aspects of our technology and product candidates, and none of these provisional patent applications is eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions described in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our ABC Platform and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such ABC Platform, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our ABC Platform and product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. In addition, our own published applications may become prior art against our current or future patent applications. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, and in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any of our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

Our commercial success depends in part on our and our collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, procedures including inter partes review and post-grant review adds uncertainty to the possibility of challenge to our patents.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to ABC technology and in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our ABC Platform, product candidates and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our ABC Platform, product candidates and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued or that a third party, including a competitor in the fields in which we are developing our ABC Platform, product candidates and other technologies, might assert are infringed by our current or future ABC Platform, product candidates or other technologies. Such a dispute may concern claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our ABC Platform, product candidates or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our ABC Platform, product candidates or other technologies, could be found to be infringed by our ABC Platform, product candidates or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that later result in issued patents that our ABC Platform, product candidates or other technologies may be alleged to be infringing.

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

We are aware of a number of patents and patent applications that are directed to one or more aspects of tarcocimab, KSI-501, and/or KSI-101. Our intent is to maintain our development efforts under 35 U.S.C. Section 271(e)(1) (which provides a safe harbor from patent infringement claims related to certain drug development activities) through to at least the launch of any tarcocimab, KSI-501, or KSI-101 product. We are aware of at least one pending patent application with claims that are directed to some aspect of tarcocimab, KSI-501, and/or KSI-101 that could, if issued, have a patent term beyond a potential launch date for tarcocimab, KSI-501, or KSI-101. If this were to occur, we may be required to challenge the validity of the claims, obtain a license, modify tarcocimab, KSI-501, or KSI-101, or delay launch. We are also aware of at least one patent family with issued claims that may be relevant to some potential future aspect(s) of KSI-501 and/or KSI-101 and that have a patent term beyond a potential launch date for KSI-501 or KSI-101. If this or any other patent family were perceived as relevant, we may be required to challenge the validity of the claims, obtain a license, modify KSI-501 and/or KSI-101, or delay launch.

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

We rely on trademarks, service marks, trade names and brand names. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, any registered or unregistered trademarks or trade names that we currently have or may in the future acquire may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. We own a registered trademark for the mark “KODIAK” and “KODIAK SCIENCES” in the United States. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

As of December 31, 2025, we had 124 employees. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

If our information technology systems, or those of third parties with whom we work, or our data, were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions, significant fines or other liability, interruptions of our development programs, harm to our reputation, and other adverse consequences.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of our research collaborators, contractors, consultants, and other third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work are vulnerable to a heightened risk of attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations and supply chain.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

Additionally, remote work increases risks to our information technology systems and data, as our personnel utilize network connections, computer and devices outside of our premises or corporate networks, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not, and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have in the past (and may in the future) experienced delays in developing and deploying remedial measures designed to address identified vulnerabilities.

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that has in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, access to our sensitive information or information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. Although to our knowledge, we have not experienced a material system failure or security incident to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations (for example, the loss of clinical trial data from completed, on-going or future clinical trials).

We expend resources and may modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Additionally, applicable data protection requirements may require us, or we may voluntarily choose, to notify relevant stakeholders of security incidents, including affected individuals, partners, collaborators, regulators, law enforcement agencies, and others, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of clinical trial data); financial loss; and other similar harms.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnels’, or vendors’ use of generative AI technologies.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report for the fiscal year ended December 31, 2025.

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

We have incurred net losses in each reporting period since our inception, including net losses of $230.0 million, $176.2 million and $260.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1,559 million.

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

As of December 31, 2025, we had cash and cash equivalents of $209.9 million. We have incurred net losses and negative cash flows from operations since inception. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

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

Due to the significant resources required for the development of our product candidates, we must decide which product candidates and indications to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. If any of our future investments or allocations of research and development financial resources result in failed product candidates, our financial condition and business prospects may be significantly adversely impacted and we may never become profitable. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain product candidates may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. From time to time, we may prioritize development of certain product candidates or otherwise allocate resources based on assumptions, estimations, calculations and conclusions that we make on the basis of preliminary or interim data which we may not have had the opportunity to fully and carefully evaluate, or which may ultimately differ from final or other future results of the same studies. If we make incorrect determinations regarding the viability or market potential of any of our product candidates, unfavorably allocate resources, or misread trends in the biopharmaceutical industry, in particular for retinal diseases, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

As of December 31, 2025, the Company had $224.3 million of federal and $616.3 million of state net operating loss, or NOLs, that may be available to offset future taxable income. A portion of the federal NOL carryforwards begin to expire in 2035 and the state NOL carryforwards begin to expire in 2035, if not utilized. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from December 31, 2024 to March 29, 2026, ranged from a low of $2.06 to a high of $39.76 per share. As a result, shareholders may not be able to sell their common stock at or above the price that they paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Delaware law and provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

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

Our bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, hardware, software, and our high value data, including intellectual property, trade secrets, confidential and sensitive information (collectively, “Information Systems and Data”).

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

In March 2025, we entered into a sublease agreement for the corporate office space located at 1200 Page Mill Road for the remainder of the initial lease term until February 2027. We retain the option to reoccupy the space and to extend the lease term of the building located at 1200 Page Mill Road through the option period.

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

Holders of Common Stock

As of March 19, 2026, there were approximately 21 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations or other entities identified in security positions listings maintained by depository trust companies.

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

Overview

We are a precommercial retina focused biotechnology company committed to researching, developing and commercializing transformative therapeutics. We are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our Antibody Biopolymer Conjugate ("ABC") Platform uses molecular engineering to merge the fields of protein-based and chemistry-based therapies and has been at the core of Kodiak's discovery engine. We are developing a portfolio of three late-stage clinical programs, two of which are derived from our ABC platform and one which is platform-independent.

Kodiak's lead investigational medicine, Zenkuda (tarcocimab), is an anti-VEGF antibody biopolymer conjugate under development for the treatment of high prevalence retinal vascular diseases. Zenkuda is being developed as a mainstay intravitreal biologic monotherapy that provides high immediacy, driven by the enhanced formulation, and high durability, driven by the ABC platform and our science of durability, with the ultimate objective of providing, once approved, a flexible 1-month through 6-month label for all patients with retinal vascular disease (treatment-naïve, treatment-experienced, mild patients and severe patients). Zenkuda has completed four successful Phase 3 pivotal studies: the Phase 3 GLOW1 and GLOW2 studies in diabetic retinopathy (DR), the Phase 3 BEACON study in retinal vein occlusion (RVO) and the Phase 3 DAYLIGHT study in wet AMD. Zenkuda is currently being studied in one Phase 3 clinical trial, DAYBREAK in patients with wet AMD. DAYBREAK has completed enrollment. We intend to file a Biologics License Application (“BLA”) in DR, retinal vein occlusion (“RVO”) and wet AMD in 2026.

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

KSI-101, our third investigational medicine, is a high strength (100 mg/mL) antibody-based therapy with a bispecific mechanism of action targeting both interleukin-6 (IL-6) and VEGF. We are developing KSI-101 for patients with macular edema (retinal fluid) secondary to inflammation (“MESI”). Data from our dose-finding Phase 1b APEX study demonstrated robust anatomical and visual responses across MESI patients. More than half of patients achieved ≥15-letter gains in best corrected visual acuity ("BCVA"), with additional benefit at higher dose levels. Rapid vision improvements and anatomical response was observed with 10-letter gains by Week 4 in top dose groups and OCT CST <325 microns achieved as early as Week 1 in top dose groups. Continued anatomical improvement was observed over time with >90% resolution of intraretinal ("IRF") and subretinal fluid ("SRF") by Week 8 and 20/25 Snellen visual acuity by Week 20. In top dose groups, ≥90% achieved complete absence of IRF and SRF, indicating retinal dryness and normalization of retinal architecture. KSI-101 also continued to be well tolerated with a favorable safety profile. The top two dose levels in APEX have been advanced into the Phase 3 pivotal studies, PEAK and PINNACLE. The PEAK and PINNACLE studies are actively enrolling.

With regards to our pipeline programs, dual cytokine-targeting bispecific antibody programs KSI-102 (anti-TNFa/IL-6) and KSI-103 (anti-IL-1/IL-6) continue to progress through pre-IND activities, targeting diseases of ocular inflammation. Retina duet programs in glaucoma and geographic atrophy built with ABC platform continue to progress.

Our VETi (Visual Engagement Technology and imager) program has achieved significant advancements in hardware, software and algorithms development. VETi is our AI- and machine-learning-enabled wearable headset with applications in retina care alongside broader opportunities in identity security and cognitive sciences.

We have a dedicated commercial-scale drug substance manufacturing facility that was custom-designed and built in collaboration with Lonza. We believe these manufacturing capabilities could position us for potential market share capture if tarcocimab and KSI-501 are approved.

Recent Updates

Zenkuda (tarcocimab) Clinical Program Update

Zenkuda is an investigational anti-VEGF therapy built on Kodiak's proprietary ABC platform. Zenkuda has a mean ocular half-life in humans of 20 days, approximately three times longer than approved anti-VEGF therapies, and is designed to maintain effective drug levels in ocular tissues for longer. Zenkuda is being developed as a mainstay intravitreal biologic monotherapy that provides high immediacy, driven by the enhanced formulation, and high durability, driven by the ABC platform and our science of durability, with the ultimate objective of providing, once approved, a flexible 1-month through 6-month label for all patients with retinal vascular disease (treatment-naïve, treatment-experienced, mild patients, and severe patients).

Zenkuda has completed four successful Phase 3 pivotal studies: the Phase 3 GLOW1 and GLOW2 studies in diabetic retinopathy ("DR"), the Phase 3 BEACON study in retinal vein occlusion ("RVO") and the Phase 3 DAYLIGHT study in wet AMD. In the GLOW1 and GLOW2 studies, Zenkuda successfully treated DR patients and prevented disease progression with 100% of patients on extended 6-month dosing at Year 1. In the BEACON study, during the first 6 months, Zenkuda-treated patients were dosed at 8-week intervals (as opposed to 4-week intervals for aflibercept). In the second 6 months, identical retreatment criteria were used for the Zenkuda and aflibercept arms, and nearly half of Zenkuda patients did not require any treatment while achieving similar vision and anatomical outcomes as the aflibercept group at one year. In the DAYLIGHT study, Zenkuda demonstrated non-inferior efficacy results and compelling safety and tolerability at a once-monthly dosing interval. Zenkuda is currently being studied in the Phase 3 DAYBREAK study in wet AMD, the final anticipated Phase 3 study in the program. In DAYBREAK, patients are treated on an every 1-month through every 6-month treatment interval, depending on an AI-driven assessment of disease activity. Topline results for the DAYBREAK one-year primary endpoint are expected in 3Q 2026.

About GLOW1 and GLOW2

GLOW1 and GLOW2 were prospective, randomized, double-masked, sham-controlled, multicenter Phase 3 studies evaluating Zenkuda 5mg in participants with diabetic retinopathy. Both studies employed extended-interval dosing regimens with an ultimate treatment interval of every six months. The primary endpoint was the proportion of eyes improving by ≥2 steps on the Diabetic Retinopathy Severity Scale ("DRSS") from baseline to Week 48. Additional outcome measures include the proportion of eyes developing a sight-threatening complication of diabetic retinopathy and the proportion of eyes improving ≥3 steps on DRSS from baseline to Week 48.

In the GLOW1 study, patients were randomized 1:1 to receive either sham injections or Zenkuda via intravitreal injection at baseline, Week 8, Week 20 and Week 44, for a planned four injections in year one. The Phase 3 GLOW1 study demonstrated that, with extended 6-month dosing in every patient, Zenkuda can achieve strong efficacy both in treating existing disease (primary endpoint) and preventing vision threatening complications and disease progression (key secondary endpoint). In GLOW1, Zenkuda met its primary endpoint of the proportion of patients with at least a 2-step improvement on the DRSS score with 41.1% of Zenkuda-treated patients demonstrating at least a 2-step improvement versus 1.4% of patients in the sham group, a 29-fold increased response rate ratio (p-value < 0.0001). Zenkuda also met all key secondary endpoints, including greater reductions in the proportion of patients developing sight-threatening complications (such as diabetic macular edema and proliferative diabetic retinopathy) versus sham, demonstrating an 89% decreased risk (2.3% with Zenkuda versus 21.0% with sham, p-value < 0.0001).

The Phase 3 GLOW2 study was designed as a confirmatory study to the Phase 3 GLOW1 study. Patients were randomized 1:1 to receive either sham injections or Zenkuda via intravitreal injection at baseline, Week 4, Week 8, Week 20 and Week 44, for a planned five injections in year one. The Phase 3 GLOW2 study confirmed findings from GLOW1 that, with extended 6-month dosing in all Zenkuda-treated patients, Zenkuda can achieve strong efficacy both in treating existing disease (primary endpoint) and preventing vision threatening complications and disease progression (key secondary endpoint). In GLOW2, Zenkuda met its primary endpoint of the proportion of patients with at least a 2-step improvement on the DRSS, with 62.5% of Zenkuda-treated patients demonstrating at least a 2-step improvement versus 3.3% of patients in the sham group, a 19-fold increased response rate ratio (p-value < 0.0001). Zenkuda also met all key secondary endpoints, including greater reductions in the proportion of patients developing sight-threatening complications (such as diabetic macular edema and proliferative diabetic retinopathy), versus sham, demonstrating an 85% decreased risk (2.4% with Zenkuda versus 15.8% with sham, p-value ≤ 0.0001). Zenkuda also demonstrated strong efficacy independent of concomitant GLP-1 receptor agonist use. In Zenkuda-treated patients, the proportion achieving a ≥2-step improvement in DRSS was 60.0% among those using GLP-1 medications versus 64.3% among those not using GLP-1 medications, supporting Zenkuda’s efficacy profile in a real-world diabetic population. Zenkuda was well-tolerated with low rates of common ocular adverse events. No cases of intraocular inflammation were reported in the study, and no cases of retinal vasculitis or occlusive retinal vasculitis were observed. The incidence of cataract in the study eye was low (2.3% with Zenkuda versus 1.6% with sham) and in line with expected background rates in patients with DR.

About DAYBREAK (and Zenkuda)

The Phase 3 DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of Zenkuda and KSI-501 against active comparator aflibercept. The DAYBREAK study incorporates learnings from prior pivotal trials of Zenkuda and was designed to maximize the probability of meeting the primary endpoint of non-inferiority in visual acuity gains. Patients randomized to Zenkuda will receive individualized dosing every 4 to 24 weeks on an as needed basis following four monthly loading doses. Patients randomized to aflibercept will be dosed per label. The individualized dosing of Zenkuda is determined by a treat-to-dryness proactive approach using the presence of retinal fluid as a disease activity marker, which resembles retina specialists' practice and optimizes each patient's treatment, instead of using a combination of central subfield thickness ("CST") and vision loss. The objectives for Zenkuda in DAYBREAK are to assess its durability potential, strengthen its competitive position in wet AMD and bolster the possible regulatory application package for the program. DAYBREAK was designed to showcase the potential for Zenkuda to be a mainstay biologic for VEGF-driven retinal vascular diseases with both a strong efficacy/immediacy (driven by its enhanced formulation) and a strong durability (driven by its ABC design and science of durability). Topline data for the one-year primary endpoint in DAYBREAK are expected in 3Q 2026.

About Zenkuda and BLA Planning

Kodiak plans to submit a BLA for Zenkuda supported by the confirmatory GLOW1 and GLOW2 studies in diabetic retinopathy, the BEACON Study in retinal vein occlusion, and the DAYLIGHT Study in wet AMD and intends to work with the FDA on timing of the submission in order to include the ongoing Phase 3 DAYBREAK wet AMD study, if successful, in the BLA.

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

Kodiak has advanced KSI-501 into the Phase 3 study DAYBREAK to evaluate its efficacy and safety in wet AMD. DAYBREAK has completed enrollment. DAYBREAK uses KSI-501's enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance immediacy and durability.

About DAYBREAK (and KSI-501)

The DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of KSI-501 and Zenkuda against active comparator aflibercept. Patients randomized to KSI-501 will receive fixed every 8-week dosing with additional individualized dosing (up to monthly dosing) on an as needed basis after four monthly loading doses. Patients randomized to aflibercept will be dosed per label. Using the same treat-to-dryness approach as Zenkuda, coupled with fixed intensive proactive dosing, our goal is to maximize both the probability of meeting the primary endpoint as well as the probability of demonstrating additional efficacy benefits. The primary endpoint is non-inferiority in change in visual acuity from baseline to the average of Week 40, 44 and 48. The objective for KSI-501 in DAYBREAK is to explore the efficacy potential of bispecific IL-6 and VEGF inhibition in a broad treatment-naïve wet AMD population. DAYBREAK has completed enrollment. Topline data for the one-year primary endpoint in DAYBREAK are expected in 3Q 2026.

KSI-101 Clinical Program Update

KSI-101 is a high strength (100 mg/mL) bispecific protein targeting IL-6 and VEGF. We are developing KSI-101 for patients with MESI. MESI is a heterogenous group of diseases that clinically present with macular edema and visual impairment which are caused by a common pathophysiology–inflammation and blood retinal barrier disruption. The clinical presentation of retinal fluid and visual impairment is a mainstay in these patients, irrespective of the location of the inflammation inside of the eye (anterior, intermediate, posterior or all intraocular compartments) or the specific etiology (defined autoimmune associated, idiopathic, post-procedural, or inflammatory choroidal neovascularization).

Currently there are no available intravitreal biologic therapies addressing the spectrum of MESI diseases. We believe that MESI represents a new market segment separate from the established anti-VEGF market.

Our completed dose-finding Phase 1b study APEX evaluated KSI-101 in two cohorts, Cohort 1 in patients with DME and Cohort 2 in patients with MESI. APEX demonstrated that KSI-101 provides meaningful visual and anatomical gains in both DME and MESI and that KSI-101 is well tolerated. Meaningful treatment responses were seen in the MESI population, irrespective of the location of inflammation and specific MESI etiology, opening up the potential for KSI-101 to become a unifying treatment for this patient population.

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

Patients randomized to the KSI-101 treatment arms will receive fixed monthly dosing for 6 doses (from Day 1 to Week 20), with subsequent individualized dosing (up to monthly dosing) for 6 additional visits (Week 24 to Week 44). Patients in the sham arm will receive monthly sham dosing for 6 doses followed by sham PRN. The primary and key secondary endpoints will be evaluated at Week 24. PEAK and PINNACLE are now actively enrolling patients. Topline data readouts for PEAK and PINNACLE are expected in 4Q 2026 and 2Q 2027, respectively.

Pipeline Programs

Our pipeline programs, dual cytokine-targeting bispecific antibody programs KSI-102 (anti-TNFa/IL-6) and KSI-103 (anti-IL-1/IL-6) continue to progress through pre-IND activities, targeting diseases of ocular inflammation and following on our development activities with KSI-101 for the treatment of macular edema secondary to inflammation.

We are advancing our platform technology to embed small molecules and other active pharmaceutical ingredients (“API”) into our proprietary biopolymer backbone to enable high drug-antibody-ratio (“DAR”) medicines. The diverse APIs are designed to be released over time to achieve targeted, multi-specific and tailored modulation of biological pathways. The unique combination of high DAR and tailored therapeutic benefit offers potential for broad application to multifactorial systemic and ocular diseases and builds directly from our Antibody Biopolymer Conjugate technology and its 15 years of design, development and manufacturing experience. We call this platform extension our Antibody Biopolymer Conjugate Drug, or ABCD Platform, because we are extending our platform capabilities to include the conjugation of small molecule drugs whereas historically we primarily conjugated biologics such as antibodies.

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

Our retina duet programs in glaucoma and GA built with our ABC platform continue to progress towards IND.

Digital Health Platform Development

We have made tremendous progress with our digital health and artificial intelligence capabilities through the VETi (Visual Engagement Technology and Imager) platform. Progress across hardware, software and machine learning is enabling the development of an AI-powered wearable headset with applications in retina care, alongside broader opportunities in identity security and cognitive science. This progress is reflective of Kodiak’s long term planning and execution towards an enhanced identity as a vision sciences company, integrating proprietary therapeutics and next-generation vision technologies.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of tax expense and, in prior year periods, the change in fair value and settlement of derivative contracts.

Results of Operations

The following table summarizes the results of our operations for the periods indicated (in thousands, except percentages):

	Year Ended December 31,		Change
	2025	2024	Dollar	Percent
Operating expenses
Research and development	$182,373	$126,095	$56,278	45%
General and administrative	52,015	60,754	(8,739)	(14%)
Loss from operations	(234,388)	(186,849)	(47,539)	25%
Interest income	4,517	11,148	(6,631)	(59%)
Other income (expense), net	(96)	(506)	410	(81%)
Net loss	$(229,967)	$(176,207)	$(53,760)	31%

Research and Development Expenses

Research and development expenses increased $56.3 million, or 45%, during the year ended December 31, 2025 as compared to 2024. The following table summarizes our research and development expenses for each year (in thousands):

	Year Ended December 31,
	2025	2024	Change
Tarcocimab program expenses	$54,049	$39,496	$14,553
KSI-501 and KSI-101 program expenses	28,980	8,495	20,485
ABC Platform and other program expenses	23,776	12,915	10,861
Payroll and personnel expenses	56,082	45,522	10,560
Facilities and other research and development expenses	19,486	19,667	(181)
Total research and development expenses	$182,373	$126,095	$56,278

Tarcocimab program expenses increased $14.6 million during the year ended December 31, 2025 as compared to 2024, primarily driven by increased costs related to the ongoing DAYBREAK pivotal phase 3 clinical trial, which was activated in mid-2024.

KSI-501 and KSI-101 program expenses increased $20.5 million during the year ended December 31, 2025 as compared to 2024, due to increased costs related to DAYBREAK (a study for both tarcocimab and KSI-501) and the PEAK/PINNACLE and APEX clinical trials (studies for KSI-101), partially offset by reduced manufacturing expenses due to timing of production runs.

ABC Platform and other program expenses increased $10.9 million during the year ended December 31, 2025 as compared to 2024, primarily due to increased biopolymer manufacturing activities in 2025.

Payroll and personnel expenses increased $10.6 million during the year ended December 31, 2025 as compared to 2024, due to $5.4 million higher stock-based compensation reflecting forfeitures of equity awards in 2024 and $5.2 million higher payroll-related expenses from increased headcount in 2025.

Facilities and other research and development expenses, which consists primarily of rent-related costs and depreciation of facilities and lab equipment, remained relatively flat.

General and Administrative Expenses

General and administrative expenses decreased $8.7 million, or 14%, during the year ended December 31, 2025 compared to 2024 due to $6.8 million lower stock compensation expense as we are no longer recognizing expense associated with older, higher-value stock awards that fully vested, and a $2 million reduction in facilities costs driven by lower net rent expense after subleasing one of our Palo Alto buildings (partially offset by a non-cash $1.9 million lease impairment expense recorded in the first quarter of 2025 also related to the sublease).

Interest Income

Interest income decreased $6.6 million during the year ended December 31, 2025 as compared to 2024, which was attributable to the overall decrease in cash available to earn interest during 2025 combined with lower rates of return.

Other Income (Expense), Net

Other income (expense), net increased $0.4 million during the year ended December 31, 2025 as compared to 2024, which was mainly attributable to the settlement of foreign currency forward contracts in 2024 with no such activity in 2025.

Comparison of the Fiscal Years Ended December 31, 2024 and 2023

For a comparison of our results of operations for the fiscal years ended December 31, 2024 and 2023, refer to “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the issuance of common stock and the sale of future royalties. As of December 31, 2025, we had cash and cash equivalents of $209.9 million. We believe that our current cash and cash equivalents will be sufficient to support our current and planned operations into 2027.

Public Offering

In December 2025, we completed an equity offering in which we issued and sold 8 million shares of common stock at a public offering price of $23.00 per share. Net proceeds were $173.0 million after the underwriting discount.

Future Funding Requirements

We have incurred net losses and negative cash flows from operations since inception. As of December 31, 2025, we had an accumulated deficit of $1,559 million. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and, as a result, there is substantial doubt regarding our ability to continue as a going concern.

We plan to raise additional capital to maintain current operations and to continue research and development activities. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to pause, scale back or discontinue one or more of our development programs. We may also be required to sell or license rights to our product candidates or indications in certain territories to others that we would prefer to develop and commercialize ourselves. Adequate additional funding may not be available to us on acceptable terms or at all.

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

Also, the significant uncertainties caused by any public health crises, on-going geopolitical conflicts, inflation, tariffs, rising interest rates, bank failures, on-going supply chain disruptions and volatile equity capital markets may also negatively impact our operations and capital resources. While we and our key clinical and manufacturing partners have been able to continue to advance our operations, we continue to monitor the impact of the aforementioned events on our ability to continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. One or more of these events may ultimately have a material adverse effect on our liquidity and operating plans.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(136,008)	$(117,319)
Net cash used in investing activities	(506)	(755)
Net cash provided by financing activities	178,302	501
Net increase (decrease) in cash and cash equivalents	$41,788	$(117,573)

Cash Flows from Operating Activities

Net cash used in operating activities increased to $136.0 million for the year ended December 31, 2025, based on operational spend of $142.8 million and changes in operating assets and liabilities of $6.8 million.

Cash Flows from Financing Activities

During the year ended December 31, 2025, we completed an equity offering in which we issued and sold 8 million shares of common stock at a public offering price of $23.00 per share. Net proceeds were $173.0 million after the underwriting discount. We also received $5.3 million in proceeds from the issuance of common stock under our equity incentive plans.

Material Cash Requirements and Material Known Contractual Obligations and Commitments

Operating Leases

Operating lease payments represent our commitment for future minimum rent made under non-cancelable leases for our corporate offices in Palo Alto, California, office and laboratory space in Visp, Switzerland, and related to our Ursus Facility. Total future undiscounted payments for our operating lease obligations as of December 31, 2025 were $73.3 million, of which $15.6 million is due in the next 12 months.

Manufacturing Agreements

The Company has entered into service and equipment purchase agreements in the normal course of business with various providers of manufacturing services, which can contain minimum commitments or other noncancelable obligations.

As of December 31, 2025, future contractual obligations related to these manufacturing agreements that may be subject to cancellation fees were $23.9 million, of which $19.2 million is expected to be due in the next 12 months.

In addition, future manufacturing contractual obligations totaling approximately 86.5 million Swiss Francs may be incurred for the potential clinical and commercial supply of tarcocimab and other antibody biopolymer conjugates medicines based on the agreements with Lonza for production at the Ursus Facility.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may impact our financial position and results of operations is discussed under Note 2 to our consolidated financial statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KODIAK SCIENCES INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kodiak Sciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kodiak Sciences Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Certain Research and Development Costs

As described in Note 2 to the consolidated financial statements, costs related to research, design and development of products are charged to research and development expense as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, including stock-based compensation, laboratory supplies, outside services and allocated overhead, including rent, depreciation and utilities. The Company has entered into various agreements with various third parties, including clinical investigator sites, contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), to provide research and development activities. The Company’s research and development expense for the year ended December 31, 2025 was $182.4 million, of which a portion relates to certain research and development costs.

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

March 31, 2026

We have served as the Company’s auditor since 2016.

Kodiak Sciences Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$209,862	$168,074
Prepaid expenses and other current assets	4,954	3,862
Total current assets	214,816	171,936
Restricted cash	6,184	6,184
Property and equipment, net	85,258	102,222
Operating lease right-of-use asset	36,606	46,508
Other assets	8,669	8,728
Total assets	$351,533	$335,578
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,863	$3,915
Accrued and other current liabilities	20,607	11,030
Operating lease liability	12,063	10,628
Total current liabilities	45,533	25,573
Long-term operating lease liability	47,117	59,717
Liability related to sale of future royalties	100,000	100,000
Long-term deposit	1,500	—
Total liabilities	194,150	185,290
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value – 490,000,000 shares authorized; 61,758,454 and 52,726,916 shares issued and outstanding, respectively	6	5
Additional paid-in capital	1,716,082	1,479,021
Accumulated deficit	(1,558,705)	(1,328,738)
Total stockholders’ equity	157,383	150,288
Total liabilities and stockholders’ equity	$351,533	$335,578

See notes to consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating expenses
Research and development	$182,373	$126,095	$206,298
General and administrative	52,015	60,754	71,023
Total operating expenses	234,388	186,849	277,321
Loss from operations	(234,388)	(186,849)	(277,321)
Interest income	4,517	11,148	16,733
Interest expense	—	—	(13)
Other income (expense), net	(96)	(506)	110
Net loss	$(229,967)	$(176,207)	$(260,491)
Net loss per share, basic and diluted	$(4.32)	$(3.35)	$(4.97)
Weighted-average shares outstanding, basic and diluted	53,208,311	52,583,148	52,414,256
Other comprehensive income, net of tax
Change in unrealized gains on available-for-sale debt securities	—	—	1,307
Total other comprehensive income	—	—	1,307
Comprehensive loss	$(229,967)	$(176,207)	$(259,184)

See notes to consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	52,333,850	$5	$1,329,509	$(1,307)	$(892,040)	$436,167
Exercise of stock options	7,528	—	60	—	—	60
Restricted stock units vested	116,403	—	—	—	—	—
Proceeds from ESPP	50,821	—	182	—	—	182
Stock-based compensation	—	—	88,556	—	—	88,556
Other comprehensive income	—	—	—	1,307	—	1,307
Net loss	—	—	—	—	(260,491)	(260,491)
Balances at December 31, 2023	52,508,602	5	1,418,307	—	(1,152,531)	265,781
Exercise of stock options	82,790	—	394	—	—	394
Restricted stock units vested	86,559	—	—	—	—	—
Proceeds from ESPP	48,965	—	107	—	—	107
Stock-based compensation	—	—	60,213	—	—	60,213
Net loss	—	—	—	—	(176,207)	(176,207)
Balances at December 31, 2024	52,726,916	5	1,479,021	—	(1,328,738)	150,288
Exercise of stock options	925,813	—	5,363	—	—	5,363
Proceeds from public offering, net of offering costs	8,000,000	1	172,655	—	—	172,656
Restricted stock units vested	45,190	—	—	—	—	—
Proceeds from ESPP	60,535	—	180	—	—	180
Stock-based compensation	—	—	58,863	—	—	58,863
Net loss	—	—	—	—	(229,967)	(229,967)
Balances at December 31, 2025	61,758,454	$6	$1,716,082	$—	$(1,558,705)	$157,383

See notes to consolidated financial statements.

Kodiak Sciences Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(229,967)	$(176,207)	$(260,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,328	18,710	18,298
Stock-based compensation	58,863	60,213	88,556
Non-cash lease impairment expense	1,910	—	—
Net accretion of discount on marketable securities	—	—	(846)
Settlement of derivative contracts	—	355	—
Amortization of operating lease right-of-use asset	7,992	7,996	7,649
Other	20	—	6
Changes in assets and liabilities:
Prepaid expenses and other current assets	(891)	(60)	8,451
Other assets	59	(12)	426
Accounts payable	8,070	(9,693)	5,597
Accrued and other current liabilities	9,273	(7,371)	(12,907)
Operating lease liability	(11,165)	(11,250)	(8,922)
Long-term deposit	1,500	—	—
Net cash used in operating activities	(136,008)	(117,319)	(154,183)
Cash flows from investing activities
Purchase of property and equipment	(506)	(375)	(41,350)
Deposits on property and equipment	—	(25)	(77)
Purchase of marketable securities	—	—	(49,347)
Maturities of marketable securities	—	—	340,000
Settlement of derivative contracts	—	(355)	—
Net cash (used in) provided by investing activities	(506)	(755)	249,226
Cash flows from financing activities
Proceeds from public offering, net of underwriting discount	172,960	—	—
Proceeds from stock option exercises	5,162	394	60
Proceeds from ESPP	180	107	182
Principal payments of tenant improvement allowance payable	—	—	(211)
Net cash provided by financing activities	178,302	501	31
Net increase (decrease) in cash, cash equivalents and restricted cash	41,788	(117,573)	95,074
Cash, cash equivalents and restricted cash, at beginning of period	174,258	291,831	196,757
Cash, cash equivalents and restricted cash, at end of period	$216,046	$174,258	$291,831

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$209,862	$168,074	$285,507
Restricted cash	6,184	6,184	6,324
Total cash, cash equivalents and restricted cash	$216,046	$174,258	$291,831

Supplemental cash flow information:
Cash paid for interest	$—	$—	$13
Purchase of property and equipment under accounts payable and accruals	878	50	—
Reclassification of deposits to property and equipment	—	25	44,300
Unpaid offering costs	303	—	—
Cash in-transit for stock option exercises	201	—	—

See notes to consolidated financial statements.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

1. The Company

Kodiak Sciences Inc. (the “Company”) is a precommercial retina focused biotechnology company committed to researching, developing and commercializing transformative therapeutics. The Company devotes substantially all of its resources to the research and development of its platform and product candidates including activities to conduct clinical studies of its product candidates, manufacture product candidates and provide general and administrative support for these operations.

Liquidity

As of December 31, 2025, the Company had cash and cash equivalents of $209.9 million. The Company has incurred net losses and negative cash flows from operations since inception. The Company has incurred net losses of $230.0 million, $176.2 million and $260.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Net cash used in operating activities was $136.0 million, $117.3 million and $154.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company has historically funded its operations primarily through the issuance of common stock and the sale of future royalties. The Company’s ability to achieve and sustain profitability will depend on the successful development, approval and commercialization of its product candidates and on the achievement of sufficient revenue to support its cost structure and, unless and until it does, the Company will need to raise additional capital to maintain current operations and to continue research and development activities. The Company continues to monitor and reduce certain expenditures and plans to raise additional capital through approaches that include equity or debt financings, collaborations or a combination of similar transactions. While the Company has been able to raise multiple rounds of financing, there can be no assurance that such financing will be available in the future on terms which are favorable or at all. The Company could be required to pause, scale back or discontinue one or more of its development programs, which could adversely affect the Company’s business, financial condition and results of operations.

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

Public Offering

In December 2025, the Company completed an equity offering in which it issued and sold 8,000,000 shares of common stock at a public offering price of $23.00 per share. Net proceeds were $173.0 million after the underwriting discount.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding annual reporting. The consolidated financial statements include the accounts of Kodiak Sciences Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar. The aggregate foreign currency transaction gain (loss) included in determining net loss was $(1.0) million, $0.3 million, and $(0.1) million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. As of December 31, 2025, cash and cash equivalents were invested primarily in money market funds through highly rated financial institutions.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are treated as cash equivalents. Cash equivalents consists principally of money market funds. These investments are carried at cost, which approximates market value (Note 5).

Restricted Cash

As of December 31, 2025, and 2024, the Company had $6.2 million of long-term restricted cash deposited with financial institutions. The entire amount is held in separate bank accounts to support letter of credit agreements related to the Company’s U.S. corporate office leases.

Derivatives and Hedging

Derivative instruments that do not qualify for hedge accounting are recorded at fair value, with changes in fair value recognized in the consolidated statement of operations and comprehensive loss as a component of other income (expense), net. Cash flows associated with these derivatives are reflected as cash flows from investing activities in the consolidated statement of cash flows.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

Financial assets and liabilities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Fair value is estimated by applying the following three-level hierarchy, which prioritizes the inputs used to measure fair value based on the lowest level of input that is available and significant to the fair value measurement:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

Cash and cash equivalents are classified within Level 1 of the fair value hierarchy because their fair values are derived from quoted market prices. The Company’s financial instruments consisting of prepaid expenses and other current assets, accounts payable and accrued liabilities and other current liabilities, approximate fair value due to their relatively short maturities.

Leases

The Company determines if an arrangement is or contains a lease at inception, and categorizes each lease as either an operating or finance lease. All lease obligations as of December 31, 2025 were operating leases. The Company combines and accounts for lease and nonlease components as a single lease component. For leases with a term greater than 12 months, right-of-use assets and lease liabilities are recognized based on the present value of fixed lease payments. The Company's leases do not provide an implicit rate, thus the Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Construction in process assets consist primarily of manufacturing and laboratory equipment that have not yet been placed in service. Once the assets are placed into service, they are reclassified to the appropriate asset class and depreciated. Estimated useful lives of each asset category generally follows:

Asset Category	Useful Lives
Furniture and Fixtures	5 years
Machinery and Equipment	3 to 10 years
Computer Software and Hardware	3 to 5 years
Leasehold improvements	Lesser of the useful life or lease term

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

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

Accrued Research and Development

The Company has entered into agreements with various third parties, including clinical investigator sites, contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), to provide research and development activities. The Company’s accrued research and development costs are estimated based on the level of services performed, including the phase or completion of events, and contracted costs. Accrued clinical trial and related costs are estimated using data such as patient enrollment, clinical site activations or information provided by outside service providers regarding their actual costs incurred. Management determines accrual estimates through reports from and discussions with clinical personnel and outside service providers as to the progress of trials, or the services completed. The estimated costs of research and development provided, but not yet invoiced, are included in accrued and other current liabilities on the consolidated balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses or other assets until the services are rendered.

Stock-Based Compensation

The Company measures stock-based compensation expense for stock options and restricted stock units granted to its employees, directors and non-employees based on the estimated fair value of the awards on the grant date. Fair value of restricted stock unit awards are based on the closing market price of the Company's common stock on the date of grant. Fair value of options is calculated using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the calculation of expected term of the award, (ii) the expected stock price volatility, (iii) the risk-free interest rate, and (iv) expected dividends.

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

The Company has certain stock options and restricted stock units that vest in conjunction with performance conditions. At each reporting date, the Company is required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon the Company's assessment of accomplishing each performance provision. See Note 11.

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

Liability related to Sale of Future Royalties

On December 1, 2019, the Company and its subsidiary Kodiak Sciences GmbH entered into a funding agreement with Baker Bros. Advisors, LP (“BBA”), which holds more than 5% of the Company’s stock, pursuant to which BBA purchased the right to receive a capped 4.5% royalty on future net sales of tarcocimab, the Company’s anti-VEGF antibody biopolymer

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

conjugate therapy, in exchange for $225 million. Under the terms of the funding agreement, there is no obligation to repay any funding amount received, other than through the capped royalty payments on future product revenues. The Company recorded the funding amount paid by BBA as a liability on the consolidated balance sheet net of issuance costs, in accordance with ASC 730, Research and Development. Under ASC 730, the significant related party relationship between the Company and BBA creates an implicit obligation to repay the funding amount paid to the Company. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time. In July 2021, the funding agreement was amended, at the Company’s request, that the remaining funding amount of $125 million would not be paid, therefore the total funding received from BBA was $100 million. See Note 15.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. The ASU is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. The Company adopted the ASU retrospectively in the current period ending December 31, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

3. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Leasehold improvement	$96,514	$96,534
Machinery and equipment	40,671	40,326
Furniture and fixtures	2,042	2,042
Computer software and hardware	346	378
Construction in progress	5,157	4,204
Total property and equipment	144,730	143,484
Less: Accumulated depreciation	(59,472)	(41,262)
Total property and equipment, net	$85,258	$102,222

The Company's property and equipment are maintained in the United States and Switzerland with net book values of $32.1 million and $53.2 million, respectively, as of December 31, 2025 compared to $35.6 million and $66.6 million, respectively, as of December 31, 2024. Depreciation expense was $18.3 million and $18.7 million for the years ended December 31, 2025 and 2024, respectively.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued salaries and benefits	$7,770	$5,266
Accrued manufacturing and research & development costs	6,238	2,148
Accrued clinical trial and related costs	4,494	2,803
Accrued legal fees and professional fees	824	443
Accrued other liabilities	1,281	370
Total accrued and other current liabilities	$20,607	$11,030

5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$207,585	$—	$—	$207,585
Total cash equivalents	207,585	—	—	207,585
Cash	2,277	—	—	2,277
Total cash and cash equivalents	$209,862	$—	$—	$209,862

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$166,464	$—	$—	$166,464
Total cash equivalents	166,464	—	—	166,464
Cash	1,610	—	—	1,610
Total cash and cash equivalents	$168,074	$—	$—	$168,074

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

As of December 31, 2025 and 2024, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs. See Note 15.

As discussed in Note 8, the Company entered into a sublease agreement during the first quarter of 2025, which led to an impairment of the related right-of-use asset. Estimated fair value of the right-of-use asset was based on expected sublease rental income, considering current sublease market conditions, discounted at a market rate of return on similar assets. The estimates and assumptions used are considered Level 3 inputs.

There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2025 and 2024.

6. Marketable Securities

As of December 31, 2025 and 2024, there were no marketable securities. There were no reclassifications out of accumulated other comprehensive income (loss), impairment charges or recoveries and no allowance for credit losses recorded for the years ended December 31, 2025, 2024 and 2023, respectively.

7. Derivatives

The Company has used certain derivative instruments, which are not designated as hedges for accounting purposes, including foreign currency forward contracts. As of December 31, 2025 and 2024, the Company did not have any outstanding derivative instruments.

8. Commitments and Contingencies

Leases

Palo Alto, California Leases

In June 2020, the Company entered into lease agreements for two buildings at 1250 and 1200 Page Mill Road in Palo Alto, California, which serve as the Company’s U.S. corporate offices and research and development facilities. The buildings are approximately 73,000 square feet and 83,000 square feet, respectively, and include office and laboratory space.

The lease term for 1250 Page Mill Road is 13 years and commenced in July 2020. The lease includes two options to extend for a term of five years each. The lease term for 1200 Page Mill Road is 6.5 years and commenced in September 2020. The lease includes an option to extend for another 6.5 years. In both cases, the Company determined the extension options were not reasonably certain to be exercised at lease inception. In addition to fixed monthly rent, the Company pays for variable operating expenses, such as property taxes, insurance costs, and maintenance costs.

In March 2025, the Company subleased 1200 Page Mill Road. The term of the sublease is from March 2025 to February 2027, with no option to extend. Future minimum lease payments to be received under the sublease are $5.7 million and $0.5 million for the years ended December 31, 2026 and 2027, respectively. In addition to fixed monthly rent, the sublessee also pays for variable operating expenses. During the year ended December 31, 2025, the Company recognized $4.6 million of sublease income, of which $1.4 million was variable sublease income. Sublease income is recorded as a reduction to rent expense and included within general and administrative expense. Upon entering the sublease, the Company recognized a non-cash lease impairment expense of $1.9 million because the remaining lease cost to be recognized by the Company exceeded anticipated sublease income. See Note 5 for discussion of inputs used in determining the impairment.

Switzerland Lease

In April 2020, the Company entered into a lease agreement for approximately 1,000 square meters of office and laboratory space in Visp, Switzerland. The initial lease term is 5 years, with automatic renewals every 5 years for a maximum lease term of 15 years. In addition to fixed monthly rent, the Company pays certain operating expenses and taxes.

Ursus Facility

In August 2020, the Company and its wholly owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of the Company’s antibody biopolymer conjugate drug substance, which included a custom-built manufacturing suite. The manufacturing agreement has an initial term of 8 years, and the Company has the right to extend the term up to a total of 16 years. The Company and Lonza each have the ability to terminate this agreement upon the occurrence of certain events.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

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

The Company concluded that this agreement contained an embedded lease as the custom-built manufacturing suite would be dedicated for the Company’s use. On January 31, 2023, the custom-built manufacturing suite was commissioned as a cGMP facility, which was also considered lease commencement. Consideration was allocated to lease and non-lease components as this agreement contained a significant service component (manufacturing services). Under ASC 842, the Company classified the lease portion as an operating lease and recorded a right-of-use asset and lease liability on the lease commencement date.

Fixed assets of $81.7 million, in leasehold improvements and machinery and equipment, were placed in service and capitalized as of January 31, 2023.

Future Lease Payments and Supplemental Lease Information

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2025 (in thousands):

Amounts
2026	$15,600
2027	9,961
2028	8,759
2029	8,984
2030	8,345
Thereafter	21,631
Total undiscounted lease payments	73,280
Less: imputed interest	(14,100)
Present value of lease liabilities	$59,180

The table above does not include payments for operating expenses, which are not fixed at lease commencement.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$12,245	$12,988	$13,192
Short-term lease expense	9	31	494
Variable lease expense	3,250	3,320	3,618
Sublease income	(4,622)	—	—
Total lease expense	$10,882	$16,339	$17,304

Supplemental balance sheet information related to lease liabilities is as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	6.3	6.8
Weighted-average discount rate	6.8%	6.8%

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating lease liabilities, included in operating cash flows	16,104	15,824	15,157
Right-of-use assets obtained in exchange for new operating lease liabilities	—	(49)	2,668

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2025, future contractual obligations related to these manufacturing agreements that may be subject to cancellation fees was $23.9 million. This amount represents our minimal contractual obligations, excluding the commitments under the Ursus Facility arrangement. Purchases under these manufacturing agreements for the years ended December 31, 2025, 2024 and 2023 were $34.8 million, $25.8 million and $59.7 million, respectively.

In addition, future manufacturing contractual obligations totaling approximately 86.5 million Swiss Francs may be incurred for the potential clinical and commercial supply of tarcocimab and other antibody biopolymer conjugates medicines based on the agreements with Lonza for production at the Ursus Facility.

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

9. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(154,535)	$(118,783)	$(143,256)
Foreign	(75,380)	(57,404)	(117,176)
Total loss before income taxes	$(229,915)	$(176,187)	$(260,432)

For the years ended December 31, 2025, 2024, and 2023, the Company recorded $52 thousand, $20 thousand, and $33 thousand of foreign current income tax expense, respectively.

Income taxes paid, net of refunds received, were not material for the years ended December 31, 2025, 2024, and 2023.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant components of the deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$179,757	$146,537
Intangible assets	11,891	11,902
Research and development tax credits	37,193	32,641
Stock-based compensation	32,708	27,904
Accruals	1,569	1,085
Operating lease liability	11,634	13,748
Sec. 174 Capitalized R&D	21,312	23,683
Total gross deferred tax assets	296,064	257,500
Valuation allowance	(288,065)	(247,216)
Net deferred tax assets	7,999	10,284
Deferred tax liabilities:
Operating lease right-of-use asset	(6,891)	(8,822)
Property and equipment	(1,108)	(1,462)
Total gross deferred tax liabilities	(7,999)	(10,284)
Total net deferred tax assets	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The net change in the total valuation allowance for the years ended December 31, 2025 and 2024, was an increase of approximately $40.8 million and a decrease of $126.3 million, respectively. The decrease in the year ended December 31, 2024 was due to the expiration of a foreign intangible asset.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the “change in valuation allowance” line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

	December 31,
	2025	2024
Beginning balance	$247,216	$373,474
Change related to continuing operations	40,849	(126,258)
Ending balance	$288,065	$247,216

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

As of December 31, 2025, the Company had $224.3 million of federal and $616.3 million of state net operating loss available to offset future taxable income. A portion of the federal net operating loss carryforwards begin to expire in 2035 and the state net operating loss carryforwards begin to expire in 2035, if not utilized. $206.2 million of the federal net operating loss are not subject to expiration.

As of December 31, 2025, the Company also had federal and state research and development credit carryforwards of approximately $35.3 million and $11.5 million, respectively. The federal research and development credit carryforwards expire beginning 2035. The California tax credit can be carried forward indefinitely.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
U.S. Federal statutory tax rate	$(48,282)	21.0%	$(36,999)	21.0%	$(54,691)	21.0%
Change in valuation allowance	29,999	-13.0%	18,175	-10.3%	23,080	-8.9%
Nontaxable or nondeductible items
Stock-based compensation	4,382	-1.9%	8,981	-5.1%	10,704	-4.1%
Other	137	-0.1%	94	-0.1%	77	0.0%
Tax credits
Research and development tax credits	(3,235)	1.4%	(2,307)	1.3%	(3,776)	1.4%
Foreign tax effects
Switzerland
Tax rate differential	7,404	-3.2%	5,260	-3.0%	10,754	-4.1%
Change in valuation allowance	9,527	-4.1%	(145,138)	82.4%	11,061	-4.2%
Intangible valuation	—	0.0%	151,926	-86.2%	2,258	-0.8%
Other	120	-0.1%	28	0.0%	566	-0.3%
Effective tax rate	$52	0.0%	$20	0.0%	$33	0.0%

The decrease in the intangible valuation in the year ended December 31, 2024 was due to the expiration of a foreign intangible asset.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. As of December 31, 2025, 2024 and 2023, none of the unrecognized tax benefits would affect income tax expense with consideration of the valuation allowance. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

The beginning and ending unrecognized tax benefits amounts are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits at beginning of period	$8,803	$8,245	$7,578
Increases related to current year tax positions	840	558	667
Unrecognized tax benefits at end of period	$9,643	$8,803	$8,245

The Company files income tax returns in the United States and Switzerland. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All U.S. tax returns remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits.

On July 4, 2025, bill H.R. 1, known as the One Big Beautiful Bill Act (the “OBBBA”), was signed into law. The OBBBA revises U.S. corporate income tax laws by, among other things, restoring the option for immediate tax deductibility of domestic R&D expenditures, making permanent a 100% bonus depreciation deduction for property acquired domestically and providing a new provision for immediate expensing of manufacturing facility costs. The OBBBA did not have a material impact on the Company’s consolidated financial statements.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

10. Common Stock

As of December 31, 2025 and 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 490,000,000 shares of common stock at the par value of $0.0001 per share. Each share of common stock is entitled to one vote. The board of directors may declare and pay dividends to holders of common stock. The Company has never declared or paid any dividends on common stock.

The Company had reserved common stock for future issuances as follows:

December 31, 2025
Outstanding stock awards	22,344,056
Reserved for future award grants	651,670
Reserved for future ESPP	264,858
Total	23,260,584

11. Stock-Based Compensation

2018 Equity Incentive Plan

In August 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. The 2018 Plan initially reserved 4,300,000 shares of common stock for the issuance of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company. The number of shares available for issuance increases annually on the first day of each fiscal year equal to the least of (1) 4,300,000 shares, and (2) 4% of outstanding shares of common stock as of the last day of the immediately preceding year, and (3) such other amount as determined by the board of directors. The exercise price of options must be equal to at least the fair market value of the common stock on the grant date. For ISOs, the term may not exceed ten years, except in respect to any participant with more than 10% of voting power of all classes of stock, then the term may not exceed five years and the exercise price must be equal to at least 110% of the fair market value of the common stock on the grant date. Options and RSUs granted generally vest over four years.

2021 Long-Term Performance Incentive Plan

The 2021 Long-Term Performance Incentive Plan (“2021 LTPIP”) was designed to be a long-term, pay-for-performance, incentive plan that would further align the interests of management and other eligible employees with the creation of substantial long-term value for the Company's stockholders. During 2021, eligible employees were provided a one-time opportunity to “opt-in” and forgo a portion of their annual equity incentive awards in exchange for a one-time grant of performance-based stock options from the 2021 LTPIP and 2018 Plan, collectively referred to as the “LTPIP Program”.

Shares underlying the options granted under the LTPIP Program may be earned based on the achievement of the performance-based requirement based on stock price goals and/or certain operational milestones based on approval by the U.S. Food and Drug Administration of a Biologics License Application in respect of a first, second, and third major indication and based on sales. The performance-based requirement and operational milestones were not achieved as of December 31, 2025.

The Company determined the exchange of the original award of annual equity incentive awards with the modified award of options granted under the LTPIP Program represented a change in the original terms and conditions. The modification resulted in additional compensation cost equal to the incremental value between the original and modified awards to be recognized. For the annual equity incentive awards, the Company recorded the unrecognized compensation expense over the original vesting period.

As of December 31, 2025, there was $48.8 million of unrecognized stock-based compensation expense related to the 5,659,816 outstanding options granted under the LTPIP Program, but not yet earned or vested, to be recognized over a weighted-average period of 1.11 years.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 LTPIP, 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	19,873,073	$36.06	6.88	$51,018
Granted	3,784,474	4.36
Exercised	(925,813)	5.79
Forfeited or canceled	(508,498)	14.60
Outstanding at December 31, 2025	22,223,236	$32.42	6.43	328,282
Options exercisable as of December 31, 2025	12,741,012	$30.46	5.46	$185,993

The weighted-average grant date fair value of time-vested stock options granted for 2025, 2024 and 2023 was $2.98, $1.74 and $4.51 per share, respectively. The total intrinsic value of stock options exercised during 2025, 2024 and 2023 was $15.3 million, $0.3 million, and not significant, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of time-vested stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	95%	92%	86%
Risk-free interest rate	3.80%	3.92%	3.55%
Dividend yield	0%	0%	0%
Expected term	3.98	3.98	4.00

Restricted Shares

Restricted share activity, including restricted stock units and performance-based restricted stock units, under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	121,660	$16.08
Granted	55,300	7.92
Vested	(45,190)	34.88
Canceled	(10,950)	13.23
Unvested at December 31, 2025	120,820	$5.58

The total fair value of RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $0.4 million, $0.3 million and $0.8 million, respectively.

Performance-Based Awards

In December 2019, the Company granted 170,150 performance-based stock options and 128,900 performance-based RSUs (collectively “2019 PSA”). These equity awards vest 25% upon the achievement of specific clinical development milestones. The remaining awards would then vest in three equal annual installments after that date. The performance criteria for 2019 PSA was achieved in June 2021 and the awards became fully vested during 2024.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

The Company estimated the fair value of the 2019 PSA using the Black-Scholes valuation model and significant assumptions included an expected volatility of 72%, a risk-free rate of 1.67%, expected dividend yield of 0%, and expected term of 6.31 years.

In February 2021, the Company granted 190,831 performance-based stock options (“2021 Feb PSO”). These stock options vest 25% upon the achievement of specific clinical development milestones. The remaining awards then vest in 36 successive equal monthly installments after the performance criteria is achieved. The performance criteria for 2021 Feb PSOs was achieved in February 2022 and the awards became fully vested in 2025.

The Company estimated the fair value of the 2021 Feb PSO using the Black-Scholes valuation model. Significant assumptions utilized in estimating the fair value of 2021 Feb PSO include an expected volatility of 66%, a risk-free rate of 0.66%, expected dividend yield of 0%, and expected term of 5.94 years.

In August 2021, the Company granted 478,750 performance-based stock options (“2021 Aug PSO”). These stock options vest upon the achievement of specific clinical development milestones with the percentage of shares earned being dependent on the relative total stockholder return over the performance period. On December 31, 2023, the requisite performance criteria for the 2021 Aug PSO was not achieved and the shares were cancelled and returned to the plan. No stock-based compensation expense was recognized related to these stock options.

2018 Employee Share Purchase Plan

In August 2018, the Company adopted the 2018 Employee Share Purchase Plan (“ESPP”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 460,000 shares of common stock were initially reserved for issuance under the ESPP. Each offering period is 12 months long, with two purchase periods. ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the enrollment date or (2) the fair market value of the common stock on the exercise date.

The Company issued 60,535 shares under the ESPP during the year ended December 31, 2025.

Stock-Based Compensation Expense

Stock-based compensation is classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$29,503	$24,162	$44,014
General and administrative	29,360	36,051	44,542
Total stock-based compensation	$58,863	$60,213	$88,556

The following is a summary of stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2025	2024	2023
LTPIP Program	$47,585	$42,889	$53,710
Stock options	10,155	14,010	27,472
RSUs	964	2,450	4,968
ESPP	147	71	215
Performance-based awards	12	793	2,191
Total stock-based compensation	$58,863	$60,213	$88,556

As of December 31, 2025, the Company had $67.7 million of unrecognized compensation expense related to unvested share-based awards including options granted under the LTPIP Program and ESPP, which is expected to be recognized over a weighted-average period of 1.51 years.

12. Segment Information

The Company operates and manages its business as one operating and reportable segment, which is the business of researching, developing and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. The

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

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

The significant expense categories within net loss are presented on the consolidated statements of operations. The research and development expenses have been disaggregated as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Tarcocimab program expenses	$54,049	$39,496	$90,513
KSI-501 and KSI-101 program expenses	28,980	8,495	7,264
ABC Platform and other program expenses	23,776	12,915	20,997
Payroll and personnel expenses	56,082	45,522	65,382
Facilities and other research and development expenses	19,486	19,667	22,142
Total research and development expenses	$182,373	$126,095	$206,298

13. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(229,967)	$(176,207)	$(260,491)
Denominator:
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	53,208,311	52,583,148	52,414,256
Net loss per share, basic and diluted	$(4.32)	$(3.35)	$(4.97)

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	Year Ended December 31,
	2025	2024	2023
Outstanding stock options	22,223,236	19,873,073	17,601,466
Unvested restricted shares	120,820	121,660	164,817
ESPP	38,203	44,547	70,761
Total	22,382,259	20,039,280	17,837,044

14. 401(k) Plan

In 2011, the Company adopted a 401(k) retirement and savings plan covering all employees. The 401(k) plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The 401(k) plan was amended to include an employer matching provision in 2019. The Company will make matching contributions of 100% of employee contributions up to a maximum of $10,250. For the years ended December 31, 2025, 2024 and 2023, expense related to the matching contributions was $1.0 million, $0.9 million and $0.9 million, respectively.

Kodiak Sciences Inc.

Notes to Consolidated Financial Statements

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

The Company recorded the initial $100.0 million payment as a liability on the consolidated balance sheet net of issuance costs. Once royalty payments to BBA are determined to be probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest to accrete the liability on a prospective basis based on such estimates. If and when the Company makes royalty payments under the funding agreement, it would reduce the liability balance at such time. As of December 31, 2025, royalty payments are not probable and estimable. For the years ended December 31, 2025, 2024, and 2023, no interest expense was recognized for the liability related to the sale of future royalties.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

We are a non-accelerated filer under the Exchange Act and not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, this Annual Report does not include an attestation report of our registered public accounting firm regarding the effectiveness of internal control over financial reporting as of December 31, 2025.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2025, or the Proxy Statement, under the captions “Executive Officers” and “Board of Directors and Corporate Governance”, and is incorporated in this Annual Report on Form 10-K by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at ir.kodiak.com/corporate-governance/governance-overview. We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at the website address and location specified above.

Our board of directors has adopted insider trading policies and procedures that govern the purchase, sale, and other dispositions of our securities by our directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

(3) EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Kodiak Sciences Inc.	10-Q	001-38682	3.1	11/16/2018

3.2	Amended and Restated Bylaws of Kodiak Sciences Inc.	10-Q	001-38682	3.2	11/16/2018

4.1	Form of Common Stock Certificate	S-1/A	333-227237	4.1	9/24/2018

4.2	Investors’ Rights Agreement, dated September 8, 2015, as amended, by and among the registrant and the investors and founders named therein	S-1/A	333-227237	4.2	9/24/2018

4.3	Description of Securities	10-K	001-38682	4.6	3/16/2020

4.4	Registration Rights Agreement, dated March 1, 2021, by and among the registrant and the investors named therein	10-K	001-38682	4.7	3/1/2021

10.1+	Form of Director and Officer Indemnification Agreement	S-1/A	333-227237	10.1	9/24/2018

10.2+	2009 Options and Profits Interest Plan	S-1	333-227237	10.2	9/7/2018

10.3+	2015 Share Incentive Plan	S-1	333-227237	10.3	9/7/2018

10.4+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2009 Option and Profits Interest Plan	S-1	333-227237	10.4	9/7/2018

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Share Incentive Plan	S-1	333-227237	10.5	9/7/2018

10.6+	2018 Equity Incentive Plan	S-1/A	333-227237	10.6	9/24/2018

10.7+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.7	9/24/2018

10.8+	Form of Notice of Restricted Stock Unit Grant and Terms and Conditions of Restricted Stock Unit Grant under the 2018 Equity Incentive Plan	S-1/A	333-227237	10.8	9/24/2018

10.9+	2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.9	9/24/2018

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.10+	Form of Subscription Agreement under the 2018 Employee Stock Purchase Plan	S-1/A	333-227237	10.10	9/24/2018

10.11+	Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and Victor Perlroth	S-1/A	333-227237	10.11	9/24/2018

10.12+	Amended Executive Employment Agreement, effective as of September 6, 2018, between the Registrant and John Borgeson	S-1/A	333-227237	10.12	9/24/2018

10.13+	Executive Incentive Compensation Plan	S-1/A	333-227237	10.15	9/24/2018

10.14	Funding Agreement, dated as of December 1, 2019, between Kodiak Sciences Inc., Kodiak Sciences GmbH and Baker Bros. Advisors, LP	8-K	001-38682	10.1	12/2/2019

10.15	Lease Agreement for 1200 Page Mill Road, Building 3, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020	10-Q	001-38682	10.1	8/10/2020

10.16	Lease Agreement for 1250 Page Mill Road, Building 4, by and between the Registrant and 1050 Page Mill Road Property, LLC, dated June 19, 2020	10-Q	001-38682	10.2	8/10/2020

10.17	Letter Agreement, dated July 22, 2021	8-K	001-38682	10.1	7/23/2021

10.18	2021 Long-Term Performance Incentive Plan	10-Q	001-38682	10.1	11/9/2021

10.19	Underwriting Agreement, dated as of December 16, 2025, by and among Kodiak Sciences Inc., J.P. Morgan Securities LLC, Jefferies LLC, Evercore Group L.L.C. and UBS Securities LLC.	8-K	001-38682	1.1	12/18/2025

19.1	Kodiak Sciences Inc. Insider Trading Policy	10-K	001-38682	19.1	3/27/2025

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

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

KODIAK SCIENCES INC.

Date: March 31, 2026	By:	/s/ Victor Perlroth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Victor Perlroth	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2026
Victor Perlroth, M.D.

/s/ John Borgeson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026
John Borgeson

/s/ Felix J. Baker	Director	March 31, 2026
Felix J. Baker, Ph.D.

/s/ Charles Bancroft	Director	March 31, 2026
Charles Bancroft

/s/ Bassil I. Dahiyat	Director	March 31, 2026
Bassil I. Dahiyat, Ph.D.

/s/ Richard S. Levy	Director	March 31, 2026
Richard S. Levy, M.D.

/s/ Robert A. Profusek	Director	March 31, 2026
Robert A. Profusek, J.D.

/s/ Taiyin Yang	Director	March 31, 2026
Taiyin Yang, Ph.D.