Form 10-Q
period 2026-03-31
Kodiak Sciences Inc.
filed 2026-05-07
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, the registrant had 62,578,441 shares of common stock outstanding.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan”, “hope” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views and are based on assumptions and subject to risks and uncertainties, including those set forth in “Part II, Item 1A — Risk Factors”. Forward-looking statements include, but are not limited to, statements about:

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
•
uncertainties regarding the commercialization of our product candidates;
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

i

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

All forward-looking statements are based on information available to us on the date of this Quarterly Report and we will not update any of the forward-looking statements after the date of this Quarterly Report, except as required by law. Our actual results could differ materially from those discussed in this Quarterly Report. The forward-looking statements contained in this Quarterly Report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, and you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Factors that might cause such a difference include, but are not limited to, those discussed in the following discussion and within the section of this Quarterly Report titled “Part II, Item 1A — Risk Factors”.

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

All brand names or trademarks appearing in this Quarterly Report are the property of their respective holders. Unless the context requires otherwise, references in this Quarterly Report to “Kodiak” the “Company,” “we,” “us” and “our” refer to Kodiak Sciences Inc. and its subsidiaries.

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
•
The failure of pivotal studies to meet their primary efficacy endpoints may lead us to pause, change or discontinue development of product candidates based on our ABC Platform.
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

KODIAK SCIENCES INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$169,530	$209,862
Prepaid expenses and other current assets	5,728	4,954
Total current assets	175,258	214,816
Restricted cash	6,184	6,184
Property and equipment, net	81,512	85,258
Operating lease right-of-use asset	34,375	36,606
Other assets	8,677	8,669
Total assets	$306,006	$351,533
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,344	$12,863
Accrued and other current liabilities	26,569	20,607
Operating lease liability	11,660	12,063
Total current liabilities	49,573	45,533
Long-term operating lease liability	44,332	47,117
Liability related to sale of future royalties	100,000	100,000
Long-term deposit	—	1,500
Total liabilities	193,905	194,150
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value – 490,000,000 shares authorized; 62,155,685 and 61,758,454 shares issued and outstanding, respectively	6	6
Additional paid-in capital	1,728,958	1,716,082
Accumulated deficit	(1,616,863)	(1,558,705)
Total stockholders’ equity	112,101	157,383
Total liabilities and stockholders’ equity	$306,006	$351,533

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$48,547	$43,644
General and administrative	11,230	15,429
Total operating expenses	59,777	59,073
Loss from operations	(59,777)	(59,073)
Interest income	1,641	1,602
Other income (expense), net	(22)	10
Net loss and comprehensive loss	$(58,158)	$(57,461)
Net loss per share, basic and diluted	$(0.94)	$(1.09)
Weighted-average shares outstanding, basic and diluted	61,859,485	52,746,318

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2025	61,758,454	$6	$1,716,082	$(1,558,705)	$157,383
Exercise of stock options	392,362	—	721	—	721
Restricted stock units vested	4,869	—	—	—	—
Stock-based compensation	—	—	12,155	—	12,155
Net loss	—	—	—	(58,158)	(58,158)
Balances at March 31, 2026	62,155,685	$6	$1,728,958	$(1,616,863)	$112,101

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	52,726,916	$5	$1,479,021	$(1,328,738)	$150,288
Exercise of stock options	21,427	—	124	—	124
Restricted stock units vested	3,532	—	—	—	—
Stock-based compensation	—	—	15,891	—	15,891
Net loss	—	—	—	(57,461)	(57,461)
Balances at March 31, 2025	52,751,875	$5	$1,495,036	$(1,386,199)	$108,842

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(58,158)	$(57,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,109	4,603
Stock-based compensation	12,155	15,891
Loss on disposal of long-lived assets	—	8
Non-cash lease impairment expense	—	1,910
Amortization of operating lease right-of-use asset	2,231	2,125
Changes in assets and liabilities:
Prepaid expenses and other current assets	(975)	28
Other assets	(8)	64
Accounts payable	(733)	2,606
Accrued and other current liabilities	4,558	2,355
Operating lease liability	(3,188)	(2,706)
Long-term deposit	—	1,500
Net cash used in operating activities	(40,009)	(29,077)
Cash flows from investing activities
Purchase of property and equipment	(942)	(270)
Net cash used in investing activities	(942)	(270)
Cash flows from financing activities
Payment of public offering costs	(303)	—
Proceeds from stock option exercises	922	124
Net cash provided by financing activities	619	124
Net decrease in cash, cash equivalents and restricted cash	(40,332)	(29,223)
Cash, cash equivalents and restricted cash, at beginning of period	216,046	174,258
Cash, cash equivalents and restricted cash, at end of period	$175,714	$145,035

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$169,530	$138,851
Restricted cash	6,184	6,184
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$175,714	$145,035

Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment under accounts payable and accruals	$298	$72

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Index For Notes to Unaudited Condensed Consolidated Financial Statements

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

Liquidity

As of March 31, 2026, the Company had cash and cash equivalents of $169.5 million. The Company has incurred net losses and negative cash flows from operations since inception. The Company incurred net losses of $58.2 million and $57.5 million for the three months ended March 31, 2026 and 2025, respectively. Net cash used in operating activities was $40.0 million and $29.1 million for the three months ended March 31, 2026 and 2025, respectively.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The condensed consolidated financial statements include the accounts of Kodiak Sciences Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2026.

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except as noted below within the “Recent Accounting Pronouncements” section.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued manufacturing and research & development costs	$9,190	$6,238
Accrued salaries and benefits	8,481	7,770
Accrued clinical trial and related costs	6,364	4,494
Accrued legal fees and professional fees	545	824
Accrued other liabilities	1,989	1,281
Total accrued and other current liabilities	$26,569	$20,607

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$165,669	$—	$—	$165,669
Total cash equivalents	165,669	—	—	165,669
Cash	3,861	—	—	3,861
Total cash and cash equivalents	$169,530	$—	$—	$169,530

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$207,585	$—	$—	$207,585
Total cash equivalents	207,585	—	—	207,585
Cash	2,277	—	—	2,277
Total cash and cash equivalents	$209,862	$—	$—	$209,862

As of March 31, 2026, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

As discussed in Note 5, the Company entered into a sublease agreement during the first quarter of 2025, which led to an impairment of the related right-of-use asset. Estimated fair value of the right-of-use asset was based on expected sublease rental income, considering current sublease market conditions, discounted at a market rate of return on similar assets. The estimates and assumptions used are considered Level 3 inputs.

5. Commitments and Contingencies

Leases

Palo Alto, California Leases

In June 2020, the Company entered into lease agreements for two buildings at 1200 and 1250 Page Mill Road in Palo Alto, California, which serve as the Company’s U.S. corporate offices and research and development facilities. The buildings are approximately 73,000 square feet and 83,000 square feet, respectively, and include office and laboratory space.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In March 2025, the Company subleased 1200 Page Mill Road. The term of the sublease is from March 2025 to February 2027, with no option to extend. Future minimum lease payments to be received under the sublease are $4.7 million for the remainder of 2026 and $0.5 million for the year ended December 31, 2027. In addition to fixed monthly rent, the sublessee also pays for variable operating expenses. During the three months ended March 31, 2026 and 2025, the Company recognized $1.9 million (of which $0.5 million was variable sublease income) and $0.5 million of sublease income, respectively. Sublease income is recorded as a reduction to rent expense and included within general and administrative expense. Upon entering the sublease, the Company recognized a non-cash lease impairment expense of $1.9 million in the first quarter of 2025 (included within general and administrative expense) because the remaining lease cost to be recognized by the Company exceeded anticipated sublease income. See Note 4 for discussion of inputs used in determining the impairment.

Switzerland Lease

In April 2020, the Company entered into a lease agreement for approximately 1,000 square meters of office and laboratory space in Visp, Switzerland. The initial lease term is 5 years, with automatic renewals every 5 years for a maximum lease term of 15 years. In addition to fixed monthly rent, the Company pays certain operating expenses and taxes.

Ursus Facility

In August 2020, the Company and its wholly owned subsidiary Kodiak Sciences GmbH entered into a manufacturing agreement with Lonza Ltd (“Lonza”) for the clinical and commercial supply of the Company’s antibody biopolymer conjugate drug substance which included a custom-built manufacturing suite. In April 2021, the agreement was amended to provide for greater manufacturing flexibility, to define a comprehensive mandate as an antibody biopolymer conjugates manufacturing facility to be used for the Company’s antibody biopolymer conjugates pipeline, at clinical as well as commercial scales, across a broad capacity range under the tight quality controls required for ophthalmology and retinal medicines, and to allow for future process and equipment changes as needed. The Company concluded that this agreement contained an embedded lease as the custom-built manufacturing suite would be dedicated for the Company’s use. Under ASC 842, the Company classified the lease portion as an operating lease and recorded a right-of-use asset and lease liability on the lease commencement date.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Stock-Based Compensation

Shares of common stock available for issuance under the Company's equity incentive plans at March 31, 2026, were as follows:

March 31, 2026
Outstanding stock awards	22,154,958
Reserved for future award grants	2,913,875
Reserved for future ESPP purchases	264,858
Total	25,333,691

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“LTPIP”), 2018 Plan and 2015 Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	22,223,236	$32.42	6.43	$328,282
Granted	229,500	26.12
Exercised	(392,362)	1.83
Forfeited or canceled	(43,867)	3.78
Outstanding at March 31, 2026	22,016,507	32.95	6.28	464,413

Restricted Shares

Restricted stock units activity under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	120,820	$5.58
Granted	23,700	34.85
Vested	(4,869)	17.51
Canceled	(1,200)	5.25
Unvested at March 31, 2026	138,451	$10.17

Stock-Based Compensation Expense

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$6,189	$7,858
General and administrative	5,966	8,033
Total stock-based compensation	$12,155	$15,891

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended March 31,
	2026	2025
LTPIP Program	$9,457	$12,923
Stock Options	2,540	2,576
RSUs	69	348
ESPP	34	32
Performance-based awards	55	12
Total stock-based compensation	$12,155	$15,891

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

The significant expense categories within net loss are presented on the condensed consolidated statements of operations. Research and development expenses have been disaggregated as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Tarcocimab program expenses	$9,945	$14,276
KSI-501 program expenses	9,857	3,300
KSI-101 program expenses	7,000	917
ABC Platform and other program expenses	3,766	5,645
Payroll and personnel expenses	14,179	14,270
Facilities and other research and development expenses	3,800	5,236
Total research and development expenses	$48,547	$43,644

Beginning in 2026, KSI-501 and KSI-101 program expenses are presented as separate line items given increased clinical activities within both programs. Previously, the two programs were presented as a single line item.

8. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Outstanding stock options	22,016,507	19,710,420
Unvested restricted shares	138,451	133,253
ESPP	38,203	50,248
Total	22,193,161	19,893,921

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2026. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Part II, Item 1A — Risk Factors” and elsewhere in this Quarterly Report.

Overview

Kodiak Sciences (“we”, the “Company” or “Kodiak”) is a precommercial retina focused biotechnology company committed to researching, developing and commercializing transformative therapeutics. We are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our Antibody Biopolymer Conjugate ("ABC") Platform uses molecular engineering to merge the fields of protein-based and chemistry-based therapies and has been at the core of our discovery engine. We are developing a portfolio of three late-stage clinical programs, two of which are derived from our ABC platform and one which is platform-independent.

Our lead investigational medicine, Zenkuda (tarcocimab), is an anti-VEGF antibody biopolymer conjugate under development for the treatment of high prevalence retinal vascular diseases. Zenkuda is being developed as a mainstay intravitreal biologic monotherapy that provides high immediacy, driven by the enhanced formulation, and high durability, driven by the ABC platform and our science of durability, with the ultimate objective of providing, once approved, a flexible 1-month through 6-month label for all patients with retinal vascular disease (treatment-naïve, treatment-experienced, mild patients and severe patients). Zenkuda has completed four successful Phase 3 pivotal studies: the Phase 3 GLOW1 and GLOW2 studies in diabetic retinopathy (DR), the Phase 3 BEACON study in retinal vein occlusion (RVO) and the Phase 3 DAYLIGHT study in wet AMD. Zenkuda is currently being studied in one Phase 3 clinical trial, DAYBREAK in patients with wet AMD. DAYBREAK has completed enrollment. We intend to file a Biologics License Application (“BLA”) in DR, RVO and wet AMD in 2026.

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

Recent Updates

Zenkuda (tarcocimab) Clinical Program Update

Zenkuda is an investigational anti-VEGF therapy built on our proprietary ABC platform. Zenkuda has a mean ocular half-life in humans of 20 days, approximately three times longer than approved anti-VEGF therapies, and is designed to maintain effective drug levels in ocular tissues for longer. Zenkuda is being developed as a mainstay intravitreal biologic monotherapy that provides high immediacy, driven by the enhanced formulation, and high durability, driven by the ABC platform and our science of durability, with the ultimate objective of providing, once approved, a flexible 1-month through 6-month label for all patients with retinal vascular disease (treatment-naïve, treatment-experienced, mild patients, and severe patients).

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

Zenkuda and BLA Planning

We plan to submit a BLA for Zenkuda supported by the confirmatory GLOW1 and GLOW2 studies in diabetic retinopathy, the BEACON Study in retinal vein occlusion, and the DAYLIGHT Study in wet AMD and intends to work with the FDA on timing of the submission in order to include the ongoing Phase 3 DAYBREAK wet AMD study, if successful, in the BLA.

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

We have advanced KSI-501 into the Phase 3 study DAYBREAK to evaluate its efficacy and safety in wet AMD. DAYBREAK has completed enrollment. DAYBREAK uses KSI-501's enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance immediacy and durability.

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

KSI-101 Clinical Program Update

KSI-101 is a high strength (100 mg/mL) bispecific protein targeting IL-6 and VEGF. We are developing KSI-101 for patients with MESI. MESI is a heterogeneous group of diseases that clinically present with macular edema and visual impairment which are caused by a common pathophysiology–inflammation and blood retinal barrier disruption. The clinical presentation of retinal fluid and visual impairment is a mainstay in these patients, irrespective of the location of the inflammation inside of the eye (anterior, intermediate, posterior or all intraocular compartments) or the specific etiology (defined autoimmune associated, idiopathic, post-procedural, or inflammatory choroidal neovascularization).

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

The second program is for the treatment of geographic atrophy (“GA”). There are two approved therapies, both complement inhibitors, and they require monthly or every other month intravitreal injections and neither sufficiently halts disease progression. This program explores the potential to embed in the biopolymer backbone (i) a macrocyclic peptide inhibitor of the complement pathway, and (ii) an NLRP3 small molecule inhibitor. The NLRP3 inflammasome is known to play a key role in AMD disease biology. The objective of this duet program is to create an intravitreally injected ABCD platform-enabled therapy with a dual mechanism of action to achieve better efficacy and extended durability, for quarterly dosing, as compared to currently approved therapies for GA, which are based on a single mechanism of action and are dosed monthly or every other month.

Our retina duet programs in glaucoma and GA built with our ABC platform continue to progress towards IND.

Digital Health Platform Development

We have made tremendous progress with our digital health and artificial intelligence capabilities through the VETi (Visual Engagement Technology and Imager) platform. Progress across hardware, software and machine learning is enabling the development of an AI-powered wearable headset with applications in retina care, alongside broader opportunities in identity security and cognitive science. This progress is reflective of our long term planning and execution towards an enhanced identity as a vision sciences company, integrating proprietary therapeutics and next-generation vision technologies.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of tax expense.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses
Research and development	$48,547	$43,644	$4,903
General and administrative	11,230	15,429	(4,199)
Loss from operations	(59,777)	(59,073)	(704)
Interest income	1,641	1,602	39
Other income (expense), net	(22)	10	(32)
Net loss	$(58,158)	$(57,461)	$(697)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended March 31,
	2026	2025	Change
Tarcocimab program expenses	$9,945	$14,276	$(4,331)
KSI-501 program expenses	9,857	3,300	6,557
KSI-101 program expenses	7,000	917	6,083
ABC Platform and other program expenses	3,766	5,645	(1,879)
Payroll and personnel expenses	14,179	14,270	(91)
Facilities and other research and development expenses	3,800	5,236	(1,436)
Total research and development expenses	$48,547	$43,644	$4,903

Beginning in 2026, KSI-501 and KSI-101 program expenses are presented as separate line items given increased clinical activities within both programs. Previously, the two programs were presented as a single line item.

Tarcocimab program expenses decreased $4.3 million during the three months ended March 31, 2026, as compared to the same period in 2025, driven by reduced manufacturing expenses. Increased costs related to the DAYBREAK clinical trial (a study for both tarcocimab and KSI-501) were offset by lower costs from the GLOW2 clinical trial that completed during the first quarter of 2026.

KSI-501 program expenses increased $6.6 million during the three months ended March 31, 2026, as compared to the same period in 2025, due to increased costs related to the DAYBREAK clinical trial (a study for both KSI-501 and tarcocimab), as well as increased manufacturing expenses as we ramp up KSI-501 production activities.

KSI-101 program expenses increased $6.1 million during the three months ended March 31, 2026, as compared to the same period in 2025, due to increased costs related to the PEAK/PINNACLE clinical trials.

ABC Platform and other program expenses decreased $1.9 million during the three months ended March 31, 2026, as compared to the same period in 2025, due to decreased biopolymer manufacturing activities in the current year.

Payroll and personnel expenses remained relatively flat during the three months ended March 31, 2026, as compared to the same period in 2025.

Facilities and other research and development expenses decreased $1.4 million during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to a reduction in the amount of rent expense allocated to R&D following the sublease of one of our corporate office buildings in early 2025.

General and Administrative Expenses

General and administrative expenses decreased $4.2 million during the three months ended March 31, 2026, as compared to the same period in 2025, due to lower stock compensation expense as we are no longer recognizing expense associated with older, higher-value stock awards that fully vested; a reduction in facilities costs driven by lower net rent expense after subleasing one of our Palo Alto buildings; and a non-recurring non-cash $1.9 million lease impairment expense recorded in the first quarter of 2025 (also related to the sublease).

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the issuance of common stock and the sale of future royalties. As of March 31, 2026, we had cash and cash equivalents of $169.5 million. We believe that our current cash and cash equivalents will be sufficient to support our current and planned operations into 2027.

Future Funding Requirements

We have incurred net losses and negative cash flows from operations since inception. As of March 31, 2026, we had an accumulated deficit of $1,617 million. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(40,009)	$(29,077)
Investing activities	(942)	(270)
Financing activities	619	124
Net decrease in cash, cash equivalents and restricted cash	$(40,332)	$(29,223)

Cash Flows from Operating Activities

Net cash used in operating activities was $40.0 million for the three months ended March 31, 2026, based on operational spend of $39.7 million and changes in operating assets and liabilities of $0.3 million.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Cash Requirements and Material Known Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026. There have been no material changes in our contractual obligations and commitments since December 31, 2025, except as otherwise described in Note 5 to our condensed consolidated financial statements included in this report.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026, except as otherwise described in Note 2 to our condensed consolidated financial statements included in this report.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. As of the date of this report, there are no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including the section of this report titled “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and notes thereto. The occurrence of any events described in the following risk factors and the risks described elsewhere in this report could harm our business, operating results, financial condition or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements that we have made in this report and that we may make from time to time. You should consider all of the risk factors described when evaluating our business. The risks described below are not intended to be exhaustive and are not the only risks that we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, operating results, financial condition, and/or growth prospects.

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

The failure of pivotal studies to meet their primary efficacy endpoints may lead us to pause, change or discontinue development of product candidates based on our ABC Platform.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. For example, the current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. The laws that may impact our operations include:

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

As of March 31, 2026, we had 130 employees. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Additionally, remote work increases risks to our information technology systems and data, as our personnel utilize network connections, computers and devices outside of our premises or corporate networks, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report and in our Annual Report for the fiscal year ended December 31, 2025.

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

We have incurred net losses in each reporting period since our inception, including net losses of $58.2 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $1,617 million.

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

As of March 31, 2026, we had cash and cash equivalents of $169.5 million. We have incurred net losses and negative cash flows from operations since inception. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from January 1, 2026 to April 30, 2026, ranged from a low of $21.01 to a high of $46.44. As a result, shareholders may not be able to sell their common stock at or above the price that they paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Kodiak Sciences Inc.	10-Q	001-38682	3.1	11/16/2018

3.2	Amended and Restated Bylaws of Kodiak Sciences Inc.	10-Q	001-38682	3.2	11/16/2018

4.1	Form of Common Stock Certificate	S-1/A	333-227237	4.1	9/24/2018

4.2	Registration Rights Agreement, dated March 1, 2021, by and among the registrant and the investors named therein	10-K	001-38682	4.7	3/1/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

KODIAK SCIENCES INC.

Date: May 7, 2026	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)