Form 10-Q
period 2026-06-30
Kodiak Sciences Inc.
filed 2026-08-13
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 6, 2026, the registrant had 62,849,457 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. We have based these forward-looking statements largely on our current expectations about future events. Forward-looking statements are not guarantees of future performance or results. Forward-looking statements are based on information available at the time those statements are made and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those in the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan”, “hope” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views and are based on assumptions and subject to risks and uncertainties, including those set forth in “Part II, Item 1A — Risk Factors” and elsewhere in this Quarterly Report. Forward-looking statements include, but are not limited to, statements about:

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
•
the number, size and design of clinical trials that regulatory authorities may require to obtain marketing approval, including the order and number of clinical studies required to support a BLA in retinal vein occlusion, or RVO, diabetic retinopathy, or DR, wet age-related macular degeneration, or wet AMD, and diabetic macular edema, or DME, or any of our current or future product candidates;
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

All brand names or trademarks appearing in this Quarterly Report are the property of their respective holders. Unless the context requires otherwise, references in this Quarterly Report to “Kodiak,” the “Company,” “we,” “us” and “our” refer to Kodiak Sciences Inc. and its subsidiaries.

Kodiak®, Kodiak Sciences®, ABC®, ABC Platform™, ABCD™, Zenkuda™, VETi™ and the Kodiak logo are registered trademarks or trademarks of Kodiak Sciences Inc. in various global jurisdictions.

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our common stock involves numerous risks, including the risks described in “Part II, Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, among others, the following:

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

KODIAK SCIENCES INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$125,903	$209,862
Prepaid expenses and other current assets	5,455	4,954
Total current assets	131,358	214,816
Restricted cash	6,184	6,184
Property and equipment, net	78,308	85,258
Operating lease right-of-use asset	32,299	36,606
Other assets	8,662	8,669
Total assets	$256,811	$351,533
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,639	$12,863
Accrued and other current liabilities	30,320	20,607
Operating lease liability	9,811	12,063
Total current liabilities	52,770	45,533
Long-term operating lease liability	42,945	47,117
Liability related to sale of future royalties	100,000	100,000
Long-term deposit	—	1,500
Total liabilities	195,715	194,150
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value – 490,000,000 shares authorized; 62,830,860 and 61,758,454 shares issued and outstanding, respectively	6	6
Additional paid-in capital	1,743,596	1,716,082
Accumulated deficit	(1,682,506)	(1,558,705)
Total stockholders’ equity	61,096	157,383
Total liabilities and stockholders’ equity	$256,811	$351,533

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$56,083	$42,760	$104,630	$86,404
General and administrative	10,755	12,750	21,985	28,179
Total operating expenses	66,838	55,510	126,615	114,583
Loss from operations	(66,838)	(55,510)	(126,615)	(114,583)
Interest income	1,255	1,241	2,896	2,843
Other income (expense), net	(60)	(44)	(82)	(34)
Net loss and comprehensive loss	$(65,643)	$(54,313)	$(123,801)	$(111,774)
Net loss per share, basic and diluted	$(1.05)	$(1.03)	$(1.99)	$(2.12)
Weighted-average shares outstanding, basic and diluted	62,628,596	52,779,162	62,246,165	52,762,831

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2025	61,758,454	$6	$1,716,082	$(1,558,705)	$157,383
Exercise of stock options	392,362	—	721	—	721
Restricted stock units vested	4,869	—	—	—	—
Stock-based compensation	—	—	12,155	—	12,155
Net loss	—	—	—	(58,158)	(58,158)
Balances at March 31, 2026	62,155,685	6	1,728,958	(1,616,863)	112,101
Exercise of stock options	620,303	—	2,924	—	2,924
Restricted stock units vested	20,325	—	—	—	—
Proceeds from ESPP	34,547	—	106	—	106
Stock-based compensation	—	—	11,608	—	11,608
Net loss	—	—	—	(65,643)	(65,643)
Balances at June 30, 2026	62,830,860	$6	$1,743,596	$(1,682,506)	$61,096

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	52,726,916	$5	$1,479,021	$(1,328,738)	$150,288
Exercise of stock options	21,427	—	124	—	124
Restricted stock units vested	3,532	—	—	—	—
Stock-based compensation	—	—	15,891	—	15,891
Net loss	—	—	—	(57,461)	(57,461)
Balances at March 31, 2025	52,751,875	5	1,495,036	(1,386,199)	108,842
Exercise of stock options	15,320	—	38	—	38
Restricted stock units vested	26,061	—	—	—	—
Proceeds from ESPP	28,433	—	82	—	82
Stock-based compensation	—	—	15,641	—	15,641
Net loss	—	—	—	(54,313)	(54,313)
Balances at June 30, 2025	52,821,689	$5	$1,510,797	$(1,440,512)	$70,290

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(123,801)	$(111,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,221	9,197
Stock-based compensation	23,763	31,532
Loss on disposal of long-lived assets	—	8
Non-cash lease impairment expense	—	1,910
Amortization of operating lease right-of-use asset	4,307	4,069
Changes in assets and liabilities:
Prepaid expenses and other current assets	(635)	108
Other assets	7	68
Accounts payable	249	1,129
Accrued and other current liabilities	8,066	3,636
Operating lease liability	(6,424)	(5,133)
Long-term deposit	—	1,500
Net cash used in operating activities	(86,247)	(63,750)
Cash flows from investing activities
Purchase of property and equipment	(1,294)	(403)
Net cash used in investing activities	(1,294)	(403)
Cash flows from financing activities
Payment of public offering costs	(303)	—
Proceeds from stock option exercises	3,779	162
Proceeds from issuance of common stock pursuant to ESPP	106	82
Net cash provided by financing activities	3,582	244
Net decrease in cash, cash equivalents and restricted cash	(83,959)	(63,909)
Cash, cash equivalents and restricted cash, at beginning of period	216,046	174,258
Cash, cash equivalents and restricted cash, at end of period	$132,087	$110,349

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$125,903	$104,165
Restricted cash	6,184	6,184
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$132,087	$110,349

Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment under accounts payable and accruals	$855	$13

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

Liquidity

As of June 30, 2026, the Company had cash and cash equivalents of $125.9 million. The Company has incurred net losses and negative cash flows from operations since inception. The Company incurred net losses of $123.8 million and $111.8 million for the six months ended June 30, 2026 and 2025, respectively. Net cash used in operating activities was $86.2 million and $63.8 million for the six months ended June 30, 2026 and 2025, respectively.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Risks and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including as a result of health epidemics, labor shortages, bank failures, inflation and monetary supply shifts, tariffs, recession risks and potential disruptions from geopolitical conflicts. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued manufacturing and research & development costs	$16,216	$6,238
Accrued salaries and benefits	4,961	7,770
Accrued clinical trial and related costs	6,401	4,494
Accrued legal fees and professional fees	537	824
Accrued other liabilities	2,205	1,281
Total accrued and other current liabilities	$30,320	$20,607

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$118,212	$—	$—	$118,212
Total cash equivalents	118,212	—	—	118,212
Cash	7,691	—	—	7,691
Total cash and cash equivalents	$125,903	$—	$—	$125,903

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$207,585	$—	$—	$207,585
Total cash equivalents	207,585	—	—	207,585
Cash	2,277	—	—	2,277
Total cash and cash equivalents	$209,862	$—	$—	$209,862

As of June 30, 2026, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In March 2025, the Company subleased 1200 Page Mill Road. The term of the sublease was from March 2025 to February 2027, with no option to extend. Following a termination in July 2026, discussed below, there are no future minimum lease payments to be received under the sublease. In addition to fixed monthly rent, the sublessee also pays for variable operating expenses. During the three and six months ended June 30, 2026, the Company recognized $1.9 million (of which $0.5 million was variable sublease income) and $3.8 million of sublease income (of which $1.0 million was variable sublease income), respectively. During the three and six months ended June 30, 2025, the Company recognized $1.9 million (of which $0.4 million was variable sublease income) and $2.4 million of sublease income (of which $0.6 million was variable sublease income), respectively. Sublease income is recorded as a reduction to rent expense and included within general and administrative expense. Upon entering the sublease, the Company recognized a non-cash lease impairment expense of $1.9 million in the first quarter of 2025 (included within general and administrative expense) because the remaining lease cost to be recognized by the Company exceeded anticipated sublease income. See Note 4 for discussion of inputs used in determining the impairment.

Termination of 1200 Page Mill Road Lease and Sublease, and New Option for 1100 Page Mill Road Lease (July 2026)

In July 2026, the Company entered into agreements with its landlord to terminate the remaining eight months of its lease for 1200 Page Mill Road and, in exchange, the Company received an option, exercisable through March 1, 2027, to lease a separate building on the same campus with certain lease incentives. As part of the lease termination, the Company also terminated its sublease of the 1200 Page Mill Road building.

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

6. Stock-Based Compensation

Shares of common stock available for issuance under the Company's equity incentive plans at June 30, 2026, were as follows:

June 30, 2026
Outstanding stock awards	21,658,848
Reserved for future award grants	2,769,357
Reserved for future ESPP purchases	230,311
Total	24,658,516

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“LTPIP”), 2018 Equity Incentive Plan ("2018 Plan") and 2015 Share Incentive Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	22,223,236	$32.42	6.43	$328,282
Granted	421,886	$31.96
Exercised	(1,012,665)	$3.60
Forfeited or canceled	(100,360)	$6.84
Outstanding at June 30, 2026	21,532,097	$33.88	6.07	$453,300

Restricted Shares

Restricted stock units activity under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	120,820	$5.58
Granted	37,200	36.29
Vested	(25,194)	6.46
Canceled	(6,075)	9.79
Unvested at June 30, 2026	126,751	$14.22

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock-Based Compensation Expense

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$5,836	$7,714	$12,025	$15,572
General and administrative	5,772	7,927	11,738	15,960
Total stock-based compensation	$11,608	$15,641	$23,763	$31,532

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
LTPIP Program	$8,513	$12,718	$17,970	$25,641
Stock Options	2,547	2,554	5,087	5,130
Performance-based awards	383	—	438	12
RSUs	109	336	178	684
ESPP	56	33	90	65
Total stock-based compensation	$11,608	$15,641	$23,763	$31,532

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

The significant expense categories within net loss are presented on the condensed consolidated statements of operations. Research and development expenses have been disaggregated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Tarcocimab program expenses	$9,406	$11,886	$19,351	$26,162
KSI-501 program expenses	12,746	3,862	22,603	7,162
KSI-101 program expenses	12,279	1,447	19,279	2,364
ABC Platform and other program expenses	3,607	6,421	7,373	12,066
Payroll and personnel expenses	13,672	14,109	27,851	28,379
Facilities and other research and development expenses	4,373	5,035	8,173	10,271
Total research and development expenses	$56,083	$42,760	$104,630	$86,404

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	Three and Six Months Ended June 30,
	2026	2025
Outstanding stock options	21,532,097	19,919,750
Unvested restricted shares	126,751	117,892
ESPP	26,899	76,799
Total	21,685,747	20,114,441

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

Overview

Kodiak Sciences (“we”, the “Company” or “Kodiak”) is a precommercial retina focused biotechnology company committed to researching, developing and commercializing transformative therapeutics. We are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our Antibody Biopolymer Conjugate (ABC) Platform uses molecular engineering to merge the fields of protein-based and chemistry-based therapies and has been at the core of our discovery engine. We are developing a portfolio of three late-stage clinical programs, two of which are derived from our ABC platform and one which is platform-independent.

Our lead investigational medicine, Zenkuda (tarcocimab), is an anti-VEGF antibody biopolymer conjugate under development for the treatment of high prevalence retinal vascular diseases. Zenkuda is being developed as a mainstay intravitreal biologic monotherapy that provides high immediacy, driven by the enhanced formulation, and high durability, driven by the ABC platform and our science of durability, with the ultimate objective of providing, once approved, a flexible 1-month through 6-month label for all patients with retinal vascular disease (treatment-naïve, treatment-experienced, mild patients and severe patients). Zenkuda has completed four successful Phase 3 pivotal studies: the Phase 3 GLOW1 and GLOW2 studies in diabetic retinopathy (DR), the Phase 3 BEACON study in retinal vein occlusion (RVO) and the Phase 3 DAYLIGHT study in wet AMD. Zenkuda is currently being studied in one Phase 3 clinical trial, DAYBREAK in patients with wet AMD. DAYBREAK has completed enrollment and topline data for the one-year primary endpoint are expected in September 2026. We intend to file a Biologics License Application (BLA) in DR, RVO and wet AMD in 2026.

KSI-501, our second investigational medicine, is a first-in-class anti-IL-6, VEGF-trap bispecific therapy built on our ABC platform and is being developed for high prevalence retinal vascular diseases to address the leading unmet needs of extended durability and targeting disease biology beyond VEGF for differentiated efficacy. KSI-501 is designed to provide high immediacy/efficacy and high durability. KSI-501 is currently being studied in the Phase 3 DAYBREAK study in patients with wet AMD. DAYBREAK has completed enrollment and topline data for the one-year primary endpoint are expected in September 2026. In August 2026, we also announced the initiation of the Phase 3 ALTO study of KSI-501 in patients with Diabetic Macular Edema (DME).

KSI-101, our third investigational medicine, is a high strength (100 mg/mL) antibody-based therapy with a bispecific mechanism of action targeting both interleukin-6 (IL-6) and VEGF. We are developing KSI-101 for patients with macular edema (retinal fluid) secondary to inflammation (MESI). Data from our dose-finding Phase 1b APEX study demonstrated robust anatomical and visual responses across MESI patients. More than half of patients achieved ≥15-letter gains in best corrected visual acuity (BCVA), with additional benefit at higher dose levels. Rapid vision improvements and anatomical response was observed with 10-letter gains by Week 4 in top dose groups and OCT central subfield thickness (CST) <325 microns achieved as early as Week 1 in top dose groups. Continued anatomical improvement was observed over time with >90% resolution of intraretinal (IRF) and subretinal fluid (SRF) by Week 8 and 20/25 Snellen visual acuity by Week 20. In top dose groups, ≥90% achieved complete absence of IRF and SRF, indicating retinal dryness and normalization of retinal architecture. KSI-101 also continued to be well tolerated with a favorable safety profile. The top two dose levels in APEX have been advanced into the Phase 3 pivotal studies, PEAK and PINNACLE. Enrollment of the first 300-patient cohort in the PEAK trial supporting Pivotal Analysis 1 has completed and topline results are expected in December 2026. Completion of enrollment in the second pivotal cohort evaluating 600 subjects across the PEAK and PINNACLE studies is expected in 4Q 2026, with topline clinical data release anticipated in 2Q 2027.

With regards to our pipeline programs, dual cytokine-targeting bispecific antibody programs KSI-102 (anti-TNFa/IL-6) and KSI-103 (anti-IL-1/IL-6) continue to progress through pre-IND activities, targeting diseases of ocular inflammation. Retina duet programs in glaucoma and geographic atrophy (GA) built with ABC platform continue to progress.

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

Zenkuda has completed four successful Phase 3 pivotal studies: the Phase 3 GLOW1 and GLOW2 studies in diabetic retinopathy (DR), the Phase 3 BEACON study in retinal vein occlusion (RVO), and the Phase 3 DAYLIGHT study in wet AMD. In the GLOW1 and GLOW2 studies, Zenkuda successfully treated DR patients and prevented disease progression with 100% of patients on extended 6-month dosing at Year 1. In the BEACON study, during the first 6 months, Zenkuda-treated patients were dosed at 8-week intervals (as opposed to 4-week intervals for aflibercept). In the second 6 months, identical retreatment criteria were used for the Zenkuda and aflibercept arms, and nearly half of Zenkuda patients did not require any treatment while achieving similar vision and anatomical outcomes as the aflibercept group at one year. In the DAYLIGHT study, Zenkuda demonstrated non-inferior efficacy results and compelling safety and tolerability at a once-monthly dosing interval. Zenkuda is currently being studied in the Phase 3 DAYBREAK study in wet AMD, the final anticipated Phase 3 study in the program. In DAYBREAK, patients are treated on an every 1-month through every 6-month treatment interval, depending on an AI-driven assessment of disease activity. Topline results for the DAYBREAK one-year primary endpoint are expected in September 2026.

About GLOW1 and GLOW2

GLOW1 and GLOW2 were prospective, randomized, double-masked, sham-controlled, multicenter Phase 3 studies evaluating Zenkuda 5mg in participants with diabetic retinopathy. Both studies employed extended-interval dosing regimens with an ultimate treatment interval of every six months. The primary endpoint was the proportion of eyes improving by ≥2 steps on the Diabetic Retinopathy Severity Scale (DRSS) from baseline at Week 48. Additional outcome measures include the proportion of eyes developing a sight-threatening complication of diabetic retinopathy and the proportion of eyes improving ≥3 steps on DRSS from baseline at Week 48.

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

The Phase 3 GLOW2 study was designed as a confirmatory study to the Phase 3 GLOW1 study. Patients were randomized 1:1 to receive either sham injections or Zenkuda via intravitreal injection at baseline, Week 4, Week 8, Week 20 and Week 44, for a planned five injections in year one. The Phase 3 GLOW2 study confirmed findings from GLOW1 that, with extended 6-month dosing in all Zenkuda-treated patients, Zenkuda can achieve strong efficacy both in treating existing disease (primary endpoint) and preventing vision threatening complications and disease progression (key secondary endpoint). In GLOW2, Zenkuda met its primary endpoint of the proportion of patients with at least a 2-step improvement on the DRSS, with 62.5% of Zenkuda-treated patients demonstrating at least a 2-step improvement versus 3.3% of patients in the sham group, a 19-fold increased response rate ratio (p-value < 0.0001). Zenkuda also met all key secondary endpoints, including greater reductions in the proportion of patients developing sight-threatening complications (such as DME and proliferative DR), versus sham, demonstrating an 85% decreased risk (2.4% with Zenkuda versus 15.8% with sham, p-value ≤ 0.0001).

About DAYBREAK (and Zenkuda)

The Phase 3 DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of Zenkuda and KSI-501 against active comparator aflibercept. The DAYBREAK study incorporates learnings from prior pivotal trials of Zenkuda and was designed to maximize the probability of meeting the primary endpoint of non-inferiority in visual acuity gains. Patients randomized to Zenkuda will receive individualized dosing every 4 to 24 weeks on an as needed basis following four monthly loading doses. Patients randomized to aflibercept will be dosed per label. The individualized dosing of Zenkuda is determined by a treat-to-dryness proactive approach using the presence of retinal fluid as a disease activity marker, which resembles retina specialists' practice and optimizes each patient's treatment, instead of using a combination of central subfield thickness and vision loss. Specific objectives for Zenkuda in DAYBREAK are (1) to assess safety, (2) to meet the primary endpoint of non-inferiority of best corrected visual acuity, (3) to explore the strength of fluid control through the loading phase, and (4) to demonstrate a differentiated durability profile. General objectives for Zenkuda in DAYBREAK are to strengthen its competitive position in wet AMD and bolster the possible regulatory application package for the program. DAYBREAK was designed to showcase the potential for Zenkuda to be a mainstay biologic for VEGF-driven retinal vascular diseases with both a strong efficacy/immediacy (driven by its enhanced formulation) and a strong durability (driven by its ABC design and science of durability). Topline data for the one-year primary endpoint in DAYBREAK are expected in September 2026.

Zenkuda and BLA Planning

We plan to submit a BLA for Zenkuda supported by the confirmatory GLOW1 and GLOW2 studies in diabetic retinopathy, the BEACON Study in retinal vein occlusion, and the DAYLIGHT Study in wet AMD and intend to work with the FDA on timing of the submission in order to include the ongoing Phase 3 DAYBREAK wet AMD study, if successful, in the BLA.

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

We have advanced KSI-501 into the registrational Phase 3 study DAYBREAK to evaluate its efficacy and safety in wet AMD. DAYBREAK uses KSI-501's enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance immediacy and durability. DAYBREAK has completed enrollment. Topline data for the one-year primary endpoint in DAYBREAK are expected in September 2026.

We have also advanced KSI-501 into the registrational Phase 3 ALTO study designed to demonstrate the superiority of bispecific KSI-501 (anti-VEGF, anti-IL-6) versus monospecific aflibercept (anti-VEGF) in patients with diabetic macular edema. The ALTO study is now enrolling patients.

About DAYBREAK (and KSI-501)

The DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of KSI-501 and Zenkuda against active comparator aflibercept. Patients randomized to KSI-501 will receive fixed every 8-week dosing with additional individualized dosing (up to monthly dosing) on an as needed basis after four monthly loading doses. Patients randomized to aflibercept will be dosed per label. Using the same treat-to-dryness approach as Zenkuda, coupled with fixed intensive proactive dosing, our goal is to maximize both the probability of meeting the primary endpoint as well as the probability of demonstrating additional efficacy benefits. The primary endpoint is non-inferiority in change in visual acuity from baseline to the average of Week 40, 44 and 48. The objective for KSI-501 in DAYBREAK is to explore the efficacy potential of bispecific IL-6 and VEGF inhibition in a broad treatment-naïve wet AMD population. DAYBREAK has completed enrollment. Topline data for the one-year primary endpoint in DAYBREAK are expected in September 2026.

About ALTO

The ALTO Study is a global, multicenter, randomized, double-masked, active comparator-controlled Phase 3 study evaluating the efficacy and safety of intravitreal KSI-501 5 mg compared with intravitreal aflibercept 2 mg in patients with visual impairment secondary to center-involved DME. Approximately 910 patients, treatment-naïve or previously treated, will be randomized 5:3:5 to one of three arms: (A) KSI-501 5 mg every 8 weeks, with monthly assessment for additional individualized dosing, following six monthly loading doses; (B) KSI-501 5 mg on an individualized regimen of every 4 to 24 weeks, following six monthly loading doses; and (C) aflibercept 2 mg every 8 weeks, following five monthly loading doses.

The primary endpoint is the mean change in best-corrected visual acuity (BCVA) from baseline to the average of Week 48 and Week 52. The key secondary endpoint is the proportion of patients improving two or more steps on the

DRSS from baseline at Week 48. Additional secondary and exploratory endpoints evaluate visual function, retinal anatomy, treatment burden and durability, and safety. Participants will be treated and followed for approximately 96 weeks. The ALTO study is now enrolling patients.

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

Based on APEX, the top two dose levels tested were selected to advance into the Phase 3 studies, PEAK and PINNACLE. Enrollment of the first 300-patient cohort in the PEAK trial supporting Pivotal Analysis 1 has completed and topline results are expected in December 2026. Completion of enrollment in the second pivotal cohort evaluating 600 subjects across the PEAK and PINNACLE studies is expected in 4Q 2026, with topline clinical data release anticipated in 2Q 2027.

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

Patients randomized to the KSI-101 treatment arms will receive fixed monthly dosing for 6 doses (from Day 1 to Week 20), with subsequent individualized dosing (up to monthly dosing) for 6 additional visits (Week 24 to Week 44). Patients in the sham arm will receive monthly sham dosing for 6 doses followed by sham PRN. The primary and key secondary endpoints will be evaluated at Week 24. PEAK and PINNACLE are now actively enrolling patients. Topline data readouts for Pivotal Analysis 1 (PEAK patients 1 – 300) and Pivotal Analysis 2 (PEAK patients 301 – 600 and PINNACLE patients 1 – 300) are expected in December 2026 and 2Q 2027, respectively.

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

The second program is for the treatment of geographic atrophy (GA). There are two approved therapies, both complement inhibitors, and they require monthly or every other month intravitreal injections and neither sufficiently halts disease progression. This program explores the potential to embed in the biopolymer backbone (i) a macrocyclic peptide inhibitor of the complement pathway, and (ii) an NLRP3 small molecule inhibitor. The NLRP3 inflammasome is known to play a key role in AMD disease biology. The objective of this duet program is to create an intravitreally injected ABCD platform-enabled therapy with a dual mechanism of action to achieve better efficacy and extended durability, for quarterly dosing, as compared to currently approved therapies for GA, which are based on a single mechanism of action and are dosed monthly or every other month.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of tax expense.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses
Research and development	$56,083	$42,760	$13,323	$104,630	$86,404	$18,226
General and administrative	10,755	12,750	(1,995)	21,985	28,179	(6,194)
Loss from operations	(66,838)	(55,510)	(11,328)	(126,615)	(114,583)	(12,032)
Interest income	1,255	1,241	14	2,896	2,843	53
Other income (expense), net	(60)	(44)	(16)	(82)	(34)	(48)
Net loss	$(65,643)	$(54,313)	$(11,330)	$(123,801)	$(111,774)	$(12,027)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Tarcocimab program expenses	$9,406	$11,886	$(2,480)	$19,351	$26,162	$(6,811)
KSI-501 program expenses	12,746	3,862	8,884	22,603	7,162	15,441
KSI-101 program expenses	12,279	1,447	10,832	19,279	2,364	16,915
ABC Platform and other program expenses	3,607	6,421	(2,814)	7,373	12,066	(4,693)
Payroll and personnel expenses	13,672	14,109	(437)	27,851	28,379	(528)
Facilities and other research and development expenses	4,373	5,035	(662)	8,173	10,271	(2,098)
Total research and development expenses	$56,083	$42,760	$13,323	$104,630	$86,404	$18,226

Beginning in 2026, KSI-501 and KSI-101 program expenses are presented as separate line items given increased clinical activities within both programs. Previously, the two programs were presented as a single line item.

Tarcocimab program expenses decreased $2.5 million and $6.8 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, driven by reduced manufacturing expenses. Increased costs related to the DAYBREAK clinical trial (a study for both tarcocimab and KSI-501) were offset by lower costs from the GLOW2 clinical trial that completed during the first quarter of 2026.

KSI-501 program expenses increased $8.9 million and $15.4 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, due to increased manufacturing expenses as we ramp up KSI-501 production activities as well as increased costs related to the DAYBREAK clinical trial (a study for both KSI-501 and tarcocimab).

KSI-101 program expenses increased $10.8 million and $16.9 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, primarily due to increased costs related to the PEAK/PINNACLE clinical trials along with increased manufacturing expenses.

ABC Platform and other program expenses decreased $2.8 million and $4.7 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, due to decreased biopolymer manufacturing activities in the current year.

Payroll and personnel expenses remained relatively flat during the three and six months ended June 30, 2026, as compared to the same periods in 2025.

Facilities and other research and development expenses decreased $0.7 million and $2.1 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, primarily due to a reduction in the amount of rent expense allocated to R&D following the sublease of one of our corporate office buildings in early 2025.

General and Administrative Expenses

General and administrative expenses decreased $2.0 million and $6.2 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, due to lower stock compensation expense as we are no longer recognizing expense associated with older, higher-value stock awards that fully vested; a reduction in facilities costs driven by lower net rent expense after subleasing one of our Palo Alto buildings; and a non-recurring non-cash $1.9 million lease impairment expense recorded in the first quarter of 2025 (also related to the sublease).

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the issuance of common stock and the sale of future royalties. As of June 30, 2026, we had cash and cash equivalents of $125.9 million. We believe that our current cash and cash equivalents will be sufficient to support our current and planned operations into 2027 but may not be sufficient to meet our anticipated operating and capital expenditure requirements for the 12 months following the date of this Quarterly Report.

Future Funding Requirements

We have incurred net losses and negative cash flows from operations since inception. As of June 30, 2026, we had an accumulated deficit of $1.7 billion. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

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

Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Refer to the section of this report titled “Part II, Item 1A — Risk Factors” for additional risks associated with our substantial capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(86,247)	$(63,750)
Investing activities	(1,294)	(403)
Financing activities	3,582	244
Net decrease in cash, cash equivalents and restricted cash	$(83,959)	$(63,909)

Cash Flows from Operating Activities

Net cash used in operating activities was $86.2 million for the six months ended June 30, 2026, based on operational spend of $87.5 million, partially offset by changes in operating assets and liabilities of $1.3 million.

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

During the six months ended June 30, 2026, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026, except as otherwise described in Note 2 to our condensed consolidated financial statements included in this report.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. As of the date of this Quarterly Report, there are no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

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

We are a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have conducted and continue to conduct clinical trials, including Phase 3 pivotal clinical trials, of tarcocimab in patients with wet AMD, DME, DR and RVO. We completed enrollment for the Phase 3 DAYBREAK clinical trial of tarcocimab and KSI-501 in patients with wet AMD and for the first pivotal cohort in the Phase 3 PEAK clinical trial of KSI-101 in patients with MESI. We are continuing enrollment for the second pivotal cohort of the on-going Phase 3 PEAK and PINNACLE clinical trials of KSI-101 in patients with MESI and the Phase 3 ALTO clinical trial of KSI-501 in patients with DME.

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

In August 2020, we, together with our wholly owned subsidiary Kodiak Sciences GmbH, entered into a manufacturing agreement with Lonza Ltd for the clinical and commercial supply of our antibody biopolymer conjugate drug substance, which included a custom-built manufacturing facility for the potential clinical and commercial supply of tarcocimab, or the Ursus Facility. The development plan for tarcocimab, and any further changes thereto, as well as the timeline and success of tarcocimab, may impact our ability to fully utilize the Ursus Facility. We may not realize any benefit from the capital expenditures to date, and we may incur substantial additional expenses and capital expenditures to repurpose the Ursus Facility for our other product candidates or for use by third parties, any of which may negatively impact our operating results and financial condition.

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

Disruptions at the FDA and other agencies and comparable regulatory authorities may also slow the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies and regulatory authorities, which would adversely affect our business. For example, over the last several years, including the recent government shutdown that began on October 1, 2025 and ended on November 12, 2025, and previously from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. If another prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As of June 30, 2026, we had 141 employees. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have incurred net losses in each reporting period since our inception, including a net loss of $123.8 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $1.7 billion.

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

As of June 30, 2026, we had cash and cash equivalents of $125.9 million. We have incurred net losses and negative cash flows from operations since inception. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

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

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us or at all. For example, geopolitical conflicts in Europe and the Middle East are expected to have further global economic consequences, including disruptions of the global supply chain. Further, inflation rates, particularly in the United States, have increased relatively recently, and the Federal Reserve has raised, and may again raise, interest rates. These conditions of economic uncertainty and market volatility could limit additional capital available to us, if and when needed, and increase its cost if available. In addition, it is possible that we may not be able to access a portion of our existing cash, cash equivalents and investments due to unforeseen market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, took control and was appointed receiver of Silicon Valley Bank. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. We currently have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations and cause the price of our common stock to decline.

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

The FDIC only insures amounts up to $250,000 per depositor. Recently, we have seen the abrupt failure of more than one regional bank. We may from time to time have balances in bank accounts that are in excess of insured deposit limits, and could be subject to risks of bank failures. Similar bank failures could significantly impair our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

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

As of December 31, 2025, we had $224.3 million of federal and $616.3 million of state net operating loss, or NOLs, that may be available to offset future taxable income. A portion of the federal NOL carryforwards begin to expire in 2035 and the state NOL carryforwards begin to expire in 2035, if not utilized. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from January 1, 2026 to August 6, 2026, ranged from a low of $21.01 to a high of $46.44. As a result, shareholders may not be able to sell their common stock at or above the price that they paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

KODIAK SCIENCES INC.

Date: August 13, 2026	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)