Form 10-Q
period 2026-09-30
Kodiak Sciences Inc.
filed 2026-11-12
CIK 1468748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 9, 2026, the registrant had 65,395,553 shares of common stock outstanding.

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
•
the scope, design and number of clinical trials that regulatory authorities may require to obtain marketing approval, including the order and number of clinical studies required to support a BLA in retinal vein occlusion, or RVO, diabetic retinopathy, or DR, wet age-related macular degeneration, or wet AMD, and diabetic macular edema, or DME, or any of our current or future product candidates, including the sufficiency of a single additional pivotal study of tarcocimab tedromer and a single BLA for wet AMD, RVO and DR together;
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
•
the accuracy of our estimates regarding the sufficiency of our cash resources, expenses, future revenue, capital requirements and needs for additional financing, as well as our ability to continue as a going concern;
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

KODIAK SCIENCES INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Kodiak Sciences Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$88,678	$209,862
Prepaid expenses and other current assets	4,207	4,954
Total current assets	92,885	214,816
Restricted cash	3,945	6,184
Property and equipment, net	75,640	85,258
Operating lease right-of-use asset	28,011	36,606
Other assets	8,932	8,669
Total assets	$209,413	$351,533
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,858	$12,863
Accrued and other current liabilities	32,593	20,607
Operating lease liability	5,288	12,063
Total current liabilities	54,739	45,533
Long-term operating lease liability	41,276	47,117
Liability related to sale of future royalties	100,000	100,000
Other long-term liabilities	826	1,500
Total liabilities	196,841	194,150
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value – 490,000,000 shares authorized; 64,306,981 and 61,758,454 shares issued and outstanding, respectively	6	6
Additional paid-in capital	1,761,295	1,716,082
Accumulated deficit	(1,748,729)	(1,558,705)
Total stockholders’ equity	12,572	157,383
Total liabilities and stockholders’ equity	$209,413	$351,533

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$58,304	$50,476	$162,934	$136,880
General and administrative	8,794	11,876	30,779	40,055
Total operating expenses	67,098	62,352	193,713	176,935
Loss from operations	(67,098)	(62,352)	(193,713)	(176,935)
Interest income	899	917	3,795	3,760
Other income (expense), net	(24)	(22)	(106)	(56)
Net loss and comprehensive loss	$(66,223)	$(61,457)	$(190,024)	$(173,231)
Net loss per share, basic and diluted	$(1.05)	$(1.16)	$(3.04)	$(3.28)
Weighted-average shares outstanding, basic and diluted	62,960,644	52,859,308	62,486,988	52,795,343

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2025	61,758,454	$6	$1,716,082	$(1,558,705)	$157,383
Exercise of stock options	392,362	—	721	—	721
Restricted stock units vested	4,869	—	—	—	—
Stock-based compensation	—	—	12,155	—	12,155
Net loss	—	—	—	(58,158)	(58,158)
Balances at March 31, 2026	62,155,685	6	1,728,958	(1,616,863)	112,101
Exercise of stock options	620,303	—	2,924	—	2,924
Restricted stock units vested	20,325	—	—	—	—
Proceeds from ESPP	34,547	—	106	—	106
Stock-based compensation	—	—	11,608	—	11,608
Net loss	—	—	—	(65,643)	(65,643)
Balances at June 30, 2026	62,830,860	6	1,743,596	(1,682,506)	61,096
Exercise of stock options	1,041,896	—	4,899	—	4,899
Issuance of stock related to early exercise of stock options	426,918	—	—	—	—
Restricted stock units vested	7,307	—	—	—	—
Stock-based compensation	—	—	12,800	—	12,800
Net loss	—	—	—	(66,223)	(66,223)
Balances at September 30, 2026	64,306,981	$6	$1,761,295	$(1,748,729)	$12,572

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	52,726,916	$5	$1,479,021	$(1,328,738)	$150,288
Exercise of stock options	21,427	—	124	—	124
Restricted stock units vested	3,532	—	—	—	—
Stock-based compensation	—	—	15,891	—	15,891
Net loss	—	—	—	(57,461)	(57,461)
Balances at March 31, 2025	52,751,875	5	1,495,036	(1,386,199)	108,842
Exercise of stock options	15,320	—	38	—	38
Restricted stock units vested	26,061	—	—	—	—
Proceeds from ESPP	28,433	—	82	—	82
Stock-based compensation	—	—	15,641	—	15,641
Net loss	—	—	—	(54,313)	(54,313)
Balances at June 30, 2025	52,821,689	5	1,510,797	(1,440,512)	70,290
Exercise of stock options	168,413	—	813	—	813
Restricted stock units vested	8,459	—	—	—	—
Stock-based compensation	—	—	14,046	—	14,046
Net loss	—	—	—	(61,457)	(61,457)
Balances at September 30, 2025	52,998,561	$5	$1,525,656	$(1,501,969)	$23,692

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(190,024)	$(173,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,313	13,784
Stock-based compensation	36,563	45,578
Loss on disposal of long-lived assets	—	8
Non-cash lease termination gain	(1,906)	—
Non-cash lease impairment expense	—	1,910
Amortization of operating lease right-of-use asset	5,076	6,021
Changes in assets and liabilities:
Prepaid expenses and other current assets	307	172
Other assets	13	53
Accounts payable	4,397	6,444
Accrued and other current liabilities	11,720	9,275
Operating lease liability	(7,071)	(8,144)
Long-term deposit	(1,500)	1,500
Net cash used in operating activities	(130,112)	(96,630)
Cash flows from investing activities
Purchase of property and equipment	(3,274)	(463)
Net cash used in investing activities	(3,274)	(463)
Cash flows from financing activities
Payment of public offering costs	(303)	—
Proceeds from stock option exercises	10,160	975
Proceeds from issuance of common stock pursuant to ESPP	106	82
Net cash provided by financing activities	9,963	1,057
Net decrease in cash, cash equivalents and restricted cash	(123,423)	(96,036)
Cash, cash equivalents and restricted cash, at beginning of period	216,046	174,258
Cash, cash equivalents and restricted cash, at end of period	$92,623	$78,222

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$88,678	$72,038
Restricted cash	3,945	6,184
Total cash, cash equivalents and restricted cash in consolidated balance sheets	$92,623	$78,222

Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment under accounts payable and accruals	$576	$12

See notes to unaudited condensed consolidated financial statements.

Kodiak Sciences Inc.

Index For Notes to Unaudited Condensed Consolidated Financial Statements

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Kodiak Sciences Inc. (the “Company”) is a precommercial retina-focused biotechnology company committed to researching, developing and commercializing transformative therapeutics. The Company devotes substantially all of its resources to the research and development of its platform and product candidates including activities to conduct clinical studies of its product candidates, manufacture product candidates and provide general and administrative support for these operations.

Liquidity

As of September 30, 2026, the Company had cash and cash equivalents of $88.7 million. The Company has incurred net losses and negative cash flows from operations since inception. The Company incurred net losses of $190.0 million and $173.2 million for the nine months ended September 30, 2026 and 2025, respectively. Net cash used in operating activities was $130.1 million and $96.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to complete clinical trials, launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company.

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued manufacturing and research & development costs	$15,789	$6,238
Accrued salaries and benefits	6,825	7,770
Accrued clinical trial and related costs	8,550	4,494
Accrued legal fees and professional fees	481	824
Accrued other liabilities	948	1,281
Total accrued and other current liabilities	$32,593	$20,607

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$82,781	$—	$—	$82,781
Total cash equivalents	82,781	—	—	82,781
Cash	5,897	—	—	5,897
Total cash and cash equivalents	$88,678	$—	$—	$88,678

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$207,585	$—	$—	$207,585
Total cash equivalents	207,585	—	—	207,585
Cash	2,277	—	—	2,277
Total cash and cash equivalents	$209,862	$—	$—	$209,862

As of September 30, 2026, the fair value of the liability related to sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Baker Bros. Advisors, LP (“BBA”), which are considered Level 3 inputs.

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

5. Commitments and Contingencies

Leases

Palo Alto, California Lease

In June 2020, the Company entered into a lease agreement for a building at 1250 Page Mill Road in Palo Alto, California, which serves as the Company’s U.S. corporate headquarters and research and development facility. The building is approximately 73,000 square feet and includes office and laboratory space. The lease term is 13 years and commenced in July 2020. The lease includes two options to extend for a term of five years each. The Company determined the extension options were not reasonably certain to be exercised at lease inception. In addition to fixed monthly rent, the Company pays for variable operating expenses, such as property taxes, insurance costs, and maintenance costs.

The Company also has an option, exercisable solely at the Company's discretion through March 1, 2027, to lease a separate building with 73,000 square feet on the same campus with certain lease incentives.

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Palo Alto, California Lease and Sublease Termination

In July 2026, the Company entered into an agreement with its landlord to terminate the remaining eight months of its lease for a building at 1200 Page Mill Road in Palo Alto, California, which had been under lease since June 2020. In exchange, the Company received the aforementioned option to lease a separate building on the same campus. Upon termination, the Company derecognized the related right-of-use asset and lease liability in the amounts of $3.6 million and $5.5 million, respectively, resulting in a non-cash gain of $1.9 million, which was included within general and administrative expense.

The Company had been subleasing the building since March 2025 and, as part of the lease termination, the Company also terminated its sublease. During the three and nine months ended September 30, 2026, the Company recognized no sublease income and $3.8 million of sublease income (of which $1.0 million was variable sublease income), respectively. During the three and nine months ended September 30, 2025, the Company recognized $1.8 million (of which $0.4 million was variable sublease income) and $4.2 million of sublease income (of which $1.0 million was variable sublease income), respectively. Sublease income was recorded as a reduction to rent expense and included within general and administrative expense.

Upon entering the sublease in March 2025, the Company recognized a non-cash lease impairment expense of $1.9 million, included within general and administrative expense, because the remaining lease cost to be recognized by the Company exceeded anticipated sublease income. See Note 4 for discussion of inputs used in determining the impairment.

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

6. Stock-Based Compensation

Shares of common stock available for issuance under the Company's equity incentive plans at September 30, 2026, were as follows:

September 30, 2026
Outstanding stock awards	22,405,937
Reserved for future award grants	973,065
Reserved for future ESPP purchases	230,311
Total	23,609,313

Stock Options

Stock option activity, including stock options and performance-based stock options under the 2021 Long-Term Performance Incentive Plan (“LTPIP”), 2018 Equity Incentive Plan ("2018 Plan") and 2015 Share Incentive Plan is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	22,223,236	$32.42	6.43	$328,282
Granted	2,269,933	$41.50
Exercised	(2,054,561)	$4.16
Forfeited or canceled	(171,940)	$14.05
Outstanding at September 30, 2026	22,266,668	$36.09	6.19	$1,313,326

Restricted Stock Units

Restricted stock units activity under the 2018 Plan is summarized as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	120,820	$5.58
Granted	64,400	44.69
Vested	(32,501)	6.43
Canceled	(13,450)	12.24
Unvested at September 30, 2026	139,269	$22.82

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock-Based Compensation Expense

Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$6,718	$7,165	$18,743	$22,737
General and administrative	6,082	6,881	17,820	22,841
Total stock-based compensation	$12,800	$14,046	$36,563	$45,578

The following is a summary of stock-based compensation expense by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
LTPIP Program	$7,466	$11,308	$25,436	$36,950
Stock Options	4,685	2,542	9,772	7,661
Performance-based awards	387	—	825	12
RSUs	135	157	313	852
ESPP	127	39	217	103
Total stock-based compensation	$12,800	$14,046	$36,563	$45,578

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

The significant expense categories within net loss are presented on the condensed consolidated statements of operations. Research and development expenses have been disaggregated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Zenkuda program expenses	$11,015	$15,570	$30,366	$41,732
KSI-501 program expenses	12,652	6,370	35,255	13,532
KSI-101 program expenses	11,704	2,599	30,983	4,963
ABC Platform and other program expenses	3,609	7,496	10,982	19,562
Payroll and personnel expenses	14,600	13,609	42,451	41,988
Facilities and other research and development expenses	4,724	4,832	12,897	15,103
Total research and development expenses	$58,304	$50,476	$162,934	$136,880

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

Kodiak Sciences Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Net Loss per Common Share

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have been antidilutive:

	Three and Nine Months Ended September 30,
	2026	2025
Outstanding stock options	22,266,668	22,915,234
Unvested restricted stock units	139,269	120,583
ESPP	26,092	76,799
Total	22,432,029	23,112,616

9. Subsequent Events

In October 2026, the Company entered into a distribution agreement with J.P. Morgan Securities LLC, as agent, under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $350 million through at-the-market equity offerings (“ATM Program”).

Subsequent to September 30, 2026, the Company issued and sold 0.7 million shares of its common stock under the ATM Program for net proceeds of $68.9 million after deducting sales commissions. Following these sales, $280.4 million remained available for issuance under the ATM Program.

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

Overview

Kodiak Sciences is a precommercial retina-focused biotechnology company committed to researching, developing and commercializing transformative therapeutics. We are focused on bringing new science to the design and manufacture of next generation retinal medicines to prevent and treat the leading causes of blindness globally. Our Antibody Biopolymer Conjugate (“ABC”) platform uses molecular engineering to merge the fields of protein-based and chemistry-based therapies and has been at the core of our discovery engine. We are developing a portfolio of three late-stage clinical programs, two of which are derived from our ABC platform and one which is platform-independent.

Our lead investigational medicine, Zenkuda (tarcocimab tedromer), is an anti-vascular endothelial growth factor (“VEGF”) biopharmaceutical built on Kodiak’s proprietary ABC platform for intravitreal administration. Zenkuda has a mean ocular half-life in humans of 20 days, approximately three times longer than approved anti-VEGF therapies and is designed to maintain potent and effective drug levels in ocular tissues for longer. Zenkuda is being developed as a mainstay intravitreal biologic monotherapy that provides rapid initial effect and real-world durability, driven by the ABC platform and Kodiak’s science of durability, with the ultimate objective of providing, once approved, a flexible 1-month through 6-month label for all patients with retinal vascular disease (treatment-naïve, treatment-experienced, mild patients, and severe patients).

Zenkuda has completed five successful Phase 3 pivotal studies: the Phase 3 DAYBREAK and DAYLIGHT studies in wet age-related macular degeneration (“wet AMD”), the Phase 3 GLOW1 and GLOW2 studies in diabetic retinopathy (“DR”) and the Phase 3 BEACON study in retinal vein occlusion (“RVO”). In the DAYBREAK study, Zenkuda met the primary endpoint (p-value of 0.0007) demonstrating meaningful vision gains as well as rapid and sustained retinal drying with the majority of patients (54%) on 6-month dosing, establishing a first-line benchmark in wet AMD. In the GLOW1 and GLOW2 studies, Zenkuda successfully treated DR patients and prevented disease progression with 100% of patients on extended 6-month dosing at Year 1. In the BEACON study, during the first 6 months, Zenkuda-treated patients were dosed at 8-week intervals (as opposed to 4-week intervals for aflibercept). In the second 6 months, identical retreatment criteria were used for the Zenkuda and aflibercept arms, and nearly half of Zenkuda patients did not require any treatment while achieving similar vision and anatomical outcomes as the aflibercept group at one year. We are planning to submit a three-indication (wet AMD, DR, and RVO) biologics license application (“BLA”) for Zenkuda in the fourth quarter of 2026.

Tabirafusp alfa tedromer ("tabirafusp-ted" or “KSI-501”), our second investigational medicine, is an anti-IL-6, VEGF-trap bispecific therapy built on the ABC platform and is being developed for high prevalence retinal vascular diseases to address the leading unmet needs of extended durability and targeting disease biology beyond VEGF for differentiated efficacy. Tabirafusp-ted is designed to provide high immediacy/efficacy, driven by the enhanced formulation, and high durability, driven by the ABC platform and our science of durability.

We advanced tabirafusp-ted into the registrational Phase 3 DAYBREAK study to evaluate its efficacy and safety in wet AMD. DAYBREAK uses tabirafusp-ted’s enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance immediacy and durability. In the DAYBREAK study, tabirafusp-ted met the vision primary endpoint (p-value of 0.0036) and anatomical key secondary endpoint (p-value of <0.0001). Kodiak has also advanced tabirafusp-ted into the registrational Phase 3 ALTO study designed to explore the superiority of bispecific tabirafusp-ted (anti-VEGF, anti-IL-6) versus monospecific aflibercept (anti-VEGF) in patients with diabetic macular edema (“DME”). The ALTO study is now enrolling patients.

KSI-101, our third investigational medicine, is a novel, potent and high strength (100 mg/mL) antibody-based therapy with a bispecific mechanism of action targeting both IL-6 and VEGF. We are developing KSI-101 for patients with macular edema (retinal fluid) secondary to inflammation (“MESI”). MESI is a heterogeneous group of diseases that clinically present with macular edema and visual impairment which are caused by a common pathophysiology of inflammation and blood retinal barrier disruption. The clinical presentation of retinal fluid and visual impairment is a mainstay in these patients, irrespective of the location of the inflammation inside of the eye (anterior, intermediate, posterior or all intraocular compartments) or the specific etiology (defined autoimmune associated, idiopathic, post-procedural, or inflammatory choroidal neovascularization). Currently there are no available intravitreal biologic therapies addressing the spectrum of MESI diseases. Existing therapies remain limited by side effects and tolerability, underscoring the need for safer and more effective treatment options. MESI represents a new macular edema market segment separate from the established anti-VEGF market.

Data from our dose-finding Phase 1b APEX study demonstrated robust anatomical and visual responses across MESI patients. More than half of patients achieved ≥15-letter gains in best corrected visual acuity, with additional benefit at higher dose levels. Rapid vision improvements and anatomical response were observed with 10-letter gains by Week 4 in top dose groups and OCT CST <325 microns achieved as early as Week 1 in top dose groups. Continued anatomical improvement was observed over time with >90% resolution of intraretinal (“IRF”) and subretinal fluid (“SRF”) by Week 8 and 20/25 Snellen visual acuity by Week 20. In top dose groups, ≥90% achieved complete absence of IRF and SRF, indicating retinal dryness and normalization of retinal architecture. KSI-101 also continued to be well tolerated with a favorable safety profile. The top two dose levels in APEX have been advanced into the Phase 3 pivotal studies, PEAK and PINNACLE. Enrollment of the first 300-patient cohort in the PEAK trial supporting Pivotal Analysis 1 has completed and topline results remain on track for a December 2026 release. Completion of enrollment in the second pivotal cohort evaluating 600 subjects across the PEAK and PINNACLE studies is expected in the fourth quarter of 2026, with topline clinical data release anticipated in the second quarter of 2027.

Beyond our late-stage clinical portfolio, we are advancing our platform technology to embed small molecules and other active pharmaceutical ingredients (“API”), into Kodiak’s proprietary biopolymer backbone to enable high drug-antibody ratio (“DAR”) medicines. The diverse APIs are designed to be released over time to achieve targeted, multi-specific and tailored modulation of biological pathways. We believe this unique combination of high DAR and extended therapeutic benefit offers potential for broad and important utility for multifactorial ophthalmic and systemic diseases. We call this platform extension our Antibody Biopolymer Conjugate Drug (“ABCD”) platform because we are extending our platform capabilities to include the conjugation of small molecule drugs whereas historically we primarily conjugated biologics such as antibodies.

Our ABCD platform is advancing a next set of investigational therapies for high prevalence retinal diseases, including our novel “duet” technology for glaucoma and geographic atrophy (“GA”).

We have made significant investments in commercial manufacturing that have positioned us well for potential launch of multiple ABC products into large and growing markets. We commissioned URSUS as a cGMP facility in January 2023. URSUS is a custom-designed premium commercial manufacturing facility dedicated to the large scale manufacture of Kodiak’s ABC medicines, built in collaboration with Lonza, a leading drug contract manufacturing firm.

Our VETi (Visual Engagement Technology and imager) program has achieved significant advancements in hardware, software and algorithms development. VETi is our AI- and machine-learning-enabled wearable headset with applications in retina care alongside broader opportunities in identity security and cognitive sciences. Our progress is reflective of our long-term planning and execution towards an enhanced identity as a vision sciences company, integrating proprietary therapeutics and next-generation vision technologies.

To date, we have retained all global rights to make, use and sell our product candidates, which we believe preserves future value and allows for agile decision-making. Our objective is to develop our retina-focused product candidates, seek approval from the United States Food and Drug Administration (“FDA”) and ultimately commercialize our product candidates in major markets.

Zenkuda (tarcocimab tedromer) Clinical Program Summary

Zenkuda has completed five successful Phase 3 pivotal studies: the Phase 3 DAYBREAK and DAYLIGHT studies in wet AMD, the Phase 3 GLOW1 and GLOW2 studies in DR and the Phase 3 BEACON study in RVO. During 2026, topline results for DAYBREAK and GLOW2 were released, with both studies meeting their primary endpoints. We are planning to submit a three-indication (wet AMD, DR, and RVO) BLA for Zenkuda in the fourth quarter of 2026.

About DAYBREAK (and Zenkuda)

The Phase 3 DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of Zenkuda and KSI-501 against active comparator aflibercept. Patients randomized to Zenkuda received individualized dosing every 4 to 24 weeks on an as needed basis following four monthly loading doses. Patients randomized to aflibercept were dosed per label. The individualized dosing of Zenkuda was determined by a treat-to-dry and maintain dry proactive approach using the presence of retinal fluid as a disease activity marker, which resembles retina specialists’ practice and optimizes each patient’s treatment, instead of using a combination of central subfield thickness and vision loss. Specific objectives for Zenkuda in DAYBREAK are (1) to assess safety, (2) to meet the primary endpoint of non-inferiority of best corrected visual acuity, (3) to explore the strength of fluid control and vision gain through the loading phase, and (4) to demonstrate a differentiated, real-world durability profile. General objectives for Zenkuda in DAYBREAK are to strengthen its competitive position in wet AMD and bolster the possible regulatory application package for the program. DAYBREAK was designed to showcase the potential for Zenkuda to be a mainstay biologic for VEGF-driven retinal vascular diseases with both a strong efficacy/immediacy (driven by its enhanced formulation) and a strong durability (driven by its ABC design and science of durability). The Phase 3 DAYBREAK study met the one-year primary endpoint of non-inferiority of best corrected visual acuity in September 2026. In the ongoing second year of the DAYBREAK study, patients will continue to receive treatment to further assess Zenkuda’s differentiated profile.

About GLOW1 and GLOW2

GLOW1 and GLOW2 were prospective, randomized, double-masked, sham-controlled, multicenter Phase 3 studies evaluating Zenkuda 5 mg in participants with diabetic retinopathy. Both studies employed extended-interval dosing regimens with an ultimate treatment interval of every six months. The primary endpoint was the proportion of eyes improving by ≥2 steps on the Diabetic Retinopathy Severity Scale (“DRSS”) from baseline to Week 48. Additional outcome measures included the proportion of eyes developing a sight-threatening complication of diabetic retinopathy and the proportion of eyes improving ≥3 steps on DRSS from baseline to Week 48.

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

About BEACON

BEACON was a randomized, double-masked, multicenter, active comparator-controlled Phase 3 clinical trial in treatment naïve patients with vision loss and macular edema due to retinal vein occlusion, including both branch and central subtypes. BEACON randomized 568 participants 1:1 into two treatment arms: tarcocimab tedromer 5 mg versus aflibercept 2 mg. In the initial six months of the study, patients received Kodiak’s tarcocimab tedromer 5 mg on a fixed every 8-week dosing regimen following only 2 monthly loading doses or aflibercept 2 mg on a fixed monthly (every 4-week) dosing regimen per its label. In the second six months of the study, tarcocimab and aflibercept were tested head-to-head according to a pro re nata (PRN) protocol in which patients in both groups were treated only when disease reactivated according to matched predefined disease activity criteria. BEACON met its primary endpoint at Week 24, demonstrating non-inferior visual acuity gains with tarcocimab every 8 weeks after two monthly loading doses versus monthly aflibercept. One-year results showed comparable vision and anatomical outcomes, with nearly half of tarcocimab-treated patients requiring no injections during the second six months. Safety and tolerability were comparable between groups.

About DAYLIGHT

The Phase 3 DAYLIGHT study was a randomized, double-masked, active comparator-controlled study designed to evaluate the efficacy and safety of a high intensity dosing regimen of tarcocimab tedromer in 557 treatment-naïve subjects with wet AMD. The DAYLIGHT study met the primary endpoint of non-inferior visual acuity gains for tarcocimab dosed monthly compared to aflibercept dosed every 8 weeks following 3 monthly loading doses. Tarcocimab was safe and well tolerated in the study and with a low rate of intraocular inflammation.

Tabirafusp-ted Clinical Program Summary

Tabirafusp-ted has completed one successful Phase 3 pivotal study, DAYBREAK, and is currently being evaluated in another study, ALTO.

About DAYBREAK (and tabirafusp-ted)

The DAYBREAK study is a non-inferiority study evaluating parallel investigational arms of KSI-501 and Zenkuda against active comparator aflibercept. Patients randomized to KSI-501 received fixed every 8-week dosing with additional individualized dosing (up to monthly dosing) on an as needed basis after four monthly loading doses. Patients randomized to aflibercept were dosed per label. Using the same treat-to-dry and maintain dry approach as Zenkuda, coupled with fixed intensive proactive dosing, the goal was to maximize both the probability of meeting the primary endpoint as well as the probability of demonstrating additional efficacy benefits. The primary endpoint was non-inferiority in change in visual acuity from baseline to the average of Week 40, 44 and 48. The objective for KSI-501 in DAYBREAK is to explore the efficacy potential of bispecific IL-6 and VEGF inhibition in a broad treatment-naïve wet AMD population. The Phase 3 DAYBREAK study met the one-year primary endpoint of non-inferiority of best corrected visual acuity in September 2026. The ongoing second year of the DAYBREAK study will further assess the long-term efficacy profile of tabirafusp-ted and explore whether dual inhibition of IL-6 and VEGF can deliver additional benefits for specific patient groups within the study’s broad treatment-naïve wet AMD population.

About ALTO

The ALTO Study is a global, multicenter, randomized, double-masked, active comparator-controlled Phase 3 study evaluating the efficacy and safety of intravitreal tabirafusp-ted 5 mg compared with intravitreal aflibercept 2 mg in patients with visual impairment secondary to center-involved DME. Approximately 910 patients, treatment-naïve or previously treated, will be randomized 5:3:5 to one of three arms: (A) tabirafusp-ted 5 mg every 8 weeks, with monthly assessment for additional individualized dosing, following six monthly loading doses; (B) tabirafusp-ted 5 mg on an individualized regimen of every 4 to 24 weeks, following six monthly loading doses; and (C) aflibercept 2 mg every 8 weeks, following five monthly loading doses.

The primary endpoint is non-inferiority of the mean change in best-corrected visual acuity from baseline to the average of Week 48 and Week 52. The key secondary endpoint is the proportion of patients improving two or more steps on the DRSS from baseline at Week 48. Additional secondary and exploratory endpoints evaluate visual function, retinal anatomy, treatment burden and durability, and safety.

The ALTO study will include a second year of treatment and follow-up to explore tabirafusp-ted’s potential to deliver sustained visual and anatomical benefits with fixed (Arm A) or extended (Arm B) treatment intervals. By combining inhibition of VEGF and IL-6 with the durability of the ABC platform, tabirafusp-ted aims to raise the standard of care for patients with DME through improved vision, fluid control, and reduced treatment burden.

KSI-101 Clinical Program Summary

Data from our dose-finding Phase 1b APEX study demonstrated robust anatomical and visual responses across MESI patients. The top two dose levels in APEX have been advanced into the Phase 3 pivotal studies, PEAK and PINNACLE. We plan to file a BLA for KSI-101 in the second quarter of 2027 supported by the PEAK and PINNACLE studies in MESI, if successful.

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

Patients randomized to the KSI-101 treatment arms will receive fixed monthly dosing for 6 doses (from Day 1 to Week 20), with subsequent individualized dosing (up to monthly dosing) for 6 additional visits (Week 24 to Week 44). Patients in the sham arm will receive monthly sham dosing for 6 doses followed by sham PRN. The primary and key secondary endpoints will be evaluated at Week 24. PEAK and PINNACLE are now actively enrolling patients. We have completed enrollment of the first 300-patient pivotal cohort in the PEAK trial, supporting Pivotal Analysis 1, with topline clinical data from the 24-week primary endpoint on track for a December 2026 release. Completion of enrollment in the second pivotal cohort, evaluating 600 patients across the PEAK and PINNACLE studies, is expected in the fourth quarter of 2026, with topline clinical data release anticipated in the second quarter of 2027.

Pre-IND Pipeline Programs

Dual cytokine-targeting bispecific antibody programs KSI-102 (anti-TNFa/IL-6) and KSI-103 (anti-IL-1/IL-6) continue to progress through pre-IND activities, targeting diseases of ocular inflammation and following on our development activities with KSI-101 for the treatment of macular edema secondary to inflammation.

We are also advancing two programs using our ABCD platform and “duet” technology, targeting glaucoma and geographic atrophy.

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

The second program is for the treatment of geographic atrophy. There are two approved therapies, both complement inhibitors, and they require monthly or every other month intravitreal injections and neither sufficiently halts disease progression. This program explores the potential to embed in the biopolymer backbone (i) a macrocyclic peptide inhibitor of the complement pathway, and (ii) an NLRP3 small molecule inhibitor. The NLRP3 inflammasome is known to play a key role in AMD disease biology. The objective of this duet program is to create an intravitreally injected ABCD platform-enabled therapy with a dual mechanism of action to achieve better efficacy and extended durability, for quarterly dosing, as compared to currently approved therapies for GA, which are based on a single mechanism of action and are dosed monthly or every other month.

Our retina duet programs in glaucoma and GA built with our ABCD platform continue to progress towards IND.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of tax expense.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses
Research and development	$58,304	$50,476	$7,828	$162,934	$136,880	$26,054
General and administrative	8,794	11,876	(3,082)	30,779	40,055	(9,276)
Loss from operations	(67,098)	(62,352)	(4,746)	(193,713)	(176,935)	(16,778)
Interest income	899	917	(18)	3,795	3,760	35
Other income (expense), net	(24)	(22)	(2)	(106)	(56)	(50)
Net loss	$(66,223)	$(61,457)	$(4,766)	$(190,024)	$(173,231)	$(16,793)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Zenkuda program expenses	$11,015	$15,570	$(4,555)	$30,366	$41,732	$(11,366)
KSI-501 program expenses	12,652	6,370	6,282	35,255	13,532	21,723
KSI-101 program expenses	11,704	2,599	9,105	30,983	4,963	26,020
ABC Platform and other program expenses	3,609	7,496	(3,887)	10,982	19,562	(8,580)
Payroll and personnel expenses	14,600	13,609	991	42,451	41,988	463
Facilities and other research and development expenses	4,724	4,832	(108)	12,897	15,103	(2,206)
Total research and development expenses	$58,304	$50,476	$7,828	$162,934	$136,880	$26,054

Beginning in 2026, KSI-501 and KSI-101 program expenses are presented as separate line items given increased clinical activities within both programs. Previously, the two programs were presented as a single line item.

Zenkuda program expenses decreased $4.6 million and $11.4 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, driven by lower manufacturing expenses and lower clinical trial costs after completion of our GLOW2 study of Zenkuda in DR during the first quarter of 2026.

KSI-501 program expenses increased $6.3 million and $21.7 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, due to increased manufacturing expenses as we ramp up KSI-501 production activities as well as increased costs related to our ALTO study of KSI-501 in DME, which began enrolling patients during the third quarter of 2026.

KSI-101 program expenses increased $9.1 million and $26.0 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily due to increased costs stemming from the PEAK/PINNACLE studies of KSI-101 in MESI, along with increased manufacturing expenses.

ABC Platform and other program expenses decreased $3.9 million and $8.6 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, due to decreased biopolymer manufacturing activities in the current year.

Payroll and personnel expenses remained relatively flat during the three and nine months ended September 30, 2026, as compared to the same periods in 2025.

Facilities and other research and development expenses decreased $0.1 million and $2.2 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily due to a reduction in manufacturing equipment depreciation expense.

General and Administrative Expenses

General and administrative expenses decreased $3.1 million during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to a one-time $1.9 million non-cash gain recognized upon the termination of one of our Palo Alto, California building leases, in exchange for which we received an option to lease a separate building on the same campus with certain lease incentives, exercisable through March 1, 2027. The remaining decrease was due to lower stock-based compensation expense as we are no longer recognizing expense associated with older, higher-value stock awards that fully vested.

General and administrative expenses decreased $9.3 million during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to the following factors: a $5.0 million decrease in stock-based compensation expense in the current year period as we are no longer recognizing expense associated with older, higher-value stock awards that fully vested; we recognized a one-time $1.9 million non-cash lease termination gain during the third quarter of 2026; and in the year ago period we recognized a non-cash $1.9 million lease impairment expense related to a sublease of the same building.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the issuance of common stock and the sale of future royalties. As of September 30, 2026, we had cash and cash equivalents of $88.7 million. We believe that our current cash and cash equivalents will be sufficient to support our current and planned operations into 2027 but may not be sufficient to meet our anticipated operating and capital expenditure requirements for the 12 months following the date of this Quarterly Report.

In October 2026, we established the ATM Program with J.P. Morgan Securities LLC, under which we may sell up to $350 million of our common stock. Subsequent to September 30, 2026, we raised $68.9 million in net proceeds, after deducting sales commissions, through the sale of 0.7 million shares under the program. Following these sales, $280.4 million remained available for issuance. See Note 9, Subsequent Events, to our condensed consolidated financial statements for additional information.

Future Funding Requirements

We have incurred net losses and negative cash flows from operations since inception. As of September 30, 2026, we had an accumulated deficit of $1.7 billion. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below, in thousands:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(130,112)	$(96,630)
Investing activities	(3,274)	(463)
Financing activities	9,963	1,057
Net decrease in cash, cash equivalents and restricted cash	$(123,423)	$(96,036)

Cash Flows from Operating Activities

Net cash used in operating activities was $130.1 million for the nine months ended September 30, 2026, based on operational spend of $138.0 million, partially offset by changes in operating assets and liabilities of $7.9 million.

Cash Flows from Financing Activities

The increase in cash flows from financing activities during the nine months ended September 30, 2026, as compared to the same period in 2025, was due to an increase in proceeds from stock option exercises.

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

Critical Accounting Estimates and Significant Judgments

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026, except as otherwise described in Note 2 to our condensed consolidated financial statements included in this report.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon such evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company committed to researching, developing and commercializing transformative therapeutics to treat a broad spectrum of retinal diseases. We commenced operations in June 2009, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have conducted clinical trials, including Phase 3 pivotal clinical trials, of tarcocimab in patients with wet AMD, DME, DR and RVO; of KSI-501 in patients with wet AMD and DME; and of KSI-101 in patients with MESI.

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

Our most advanced product candidate, tarcocimab, is an anti-VEGF biologic that we have studied in wet AMD, DME, DR and RVO. Our KSI-501 product candidate is a first-in-class bispecific antibody conjugate designed to inhibit two mechanisms implicated in retinal diseases: IL-6 and VEGF. Our KSI-101 product candidate is the unconjugated protein portion of KSI-501 and is a novel bispecific protein targeting IL-6 and VEGF. There are some potential side effects associated with intravitreal anti-VEGF therapies such as intraocular hemorrhage, intraocular pressure elevation, retinal detachment, inflammation, vasculitis, artery occlusion or infection inside the eye, progression of cataract, and over-inhibition of VEGF, as well as the potential for systemic side effects such as heart attack, stroke, wound healing problems and high blood pressure. Recent trends in the development of anti-VEGF therapies have favored increased molar dosages, as compared to currently marketed treatments. To date these heightened dosages have not exhibited a safety profile significantly worse than that of current treatments, as attributable to molar dose. However, anti-VEGF product candidates featuring higher molar dosages, including tarcocimab, KSI-501 and KSI-101 may heighten the risk of adverse effects associated with anti-VEGF treatments generally, both in the eye and in the rest of the body. There are risks inherent in the intravitreal injection procedure of drugs like tarcocimab, KSI-501 and KSI-101 which can cause injury to the eye and other complications including conjunctival hemorrhage, punctate keratitis, eye pain, conjunctival hyperemia, intra-ocular inflammation and endophthalmitis. Any additional toxicology signal observed, be it real or perceived, may negatively impact perceptions of utilization of tarcocimab, KSI-501 and KSI-101 in broader populations and impact clinical trial enrollment, regulatory approval and commercial success.

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

We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may retain their market share with existing drugs, achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the retinal diseases for which we have product candidates. Several of our competitors have commercially approved products for the treatment of one or more retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD, DME, DR and RVO. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to educate these parties on the benefits of switching to any product candidates developed by us. In addition, multiple biosimilars referencing established anti-VEGF therapies have been approved in the United States and are entering the market, which may increase pricing and competitive pressures. Companies that we are aware are developing and/or commercializing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer, Regeneron, AbbVie, Boehringer Ingelheim, Amgen, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

Roche’s product, Vabysmo (faricimab), received FDA approval for the treatment of wet AMD and DME in January 2022 and received FDA approval for RVO in October 2023. Vabysmo has gained rapid adoption since launch and garnered significant market share. Regeneron’s product, Eylea HD (high-dose aflibercept) gained FDA approval for the treatment of wet AMD, DME and DR in August 2023 and received FDA approval for RVO in November 2025. Eylea HD has also become an important therapy in the marketplace due to Regeneron’s incumbent position in retinal diseases. Even if our product candidates present a compelling clinical profile, we may not be able to market our product candidates as effectively as our competitors. For example, entrenched franchises may seek to impede adoption of our product candidates through significant discounts or rebates.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have applications for the treatment of additional retinal disease indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours. Additionally, products or technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that impacts certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours that operate in the clinical trial space and impacts the ability to transfer data in connection with certain transactions or agreements.

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
•
collaborators may become bankrupt, which may significantly delay our research or development programs, or may cause us to lose access to valuable technology, know-how or intellectual property of the collaborator relating to our products or product candidates;
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

As of September 30, 2026, we had 144 employees. As our development plans and strategies develop, and as we continue operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’ or vendors’ use of generative AI technologies.

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

We have incurred net losses in each reporting period since our inception, including a net loss of $190.0 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $1.7 billion.

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

As of September 30, 2026, we had cash and cash equivalents of $88.7 million. We have incurred net losses and negative cash flows from operations since inception. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future and as a result, there is substantial doubt regarding our ability to continue as a going concern.

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

We may use foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated expenses. We regularly monitor our foreign currency exchange rate exposures to assess the effectiveness of our hedging activities. While we may engage in foreign currency hedging activity to reduce our risk, for accounting purposes, none of our foreign currency forward contracts are designated as hedges.

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

The market price of our common stock may be volatile. For example, the closing price of our common stock from January 1, 2026 to November 9, 2026, ranged from a low of $21.01 to a high of $107.10. As a result, shareholders may not be able to sell their common stock at or above the price that they paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
•
the commencement of litigation;
•
the level of expenses related to any of our research programs or product candidates that we may develop;
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

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations, including recently in connection with health epidemics, bank failures, broader macroeconomic conditions and/or geopolitical instability, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models or prospects of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In this regard, worsening economic conditions, relatively heightened interest rates and/or other tapering policies from the government, and other adverse effects or developments relating to health epidemics or general economic environment may negatively affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. Our bylaws further provide that unless we otherwise consent in writing, the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

KODIAK SCIENCES INC.

Date: November 12, 2026	By:	/s/ Victor Perlroth
Victor Perlroth, M.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ John Borgeson
John Borgeson
Chief Financial Officer (Principal Accounting and Financial Officer)